Form 10-Q
period 1995-03-03
SHELDAHL INC
filed 1995-04-10
CIK 89615

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC   20549

                           Form 10-Q



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                                OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


    For Quarter Ended March 3, 1995     Commission File Number:  0-45


                          SHELDAHL, INC.
      (exact name of registrant as specified in its charter)



            Minnesota                           41-0758073

(State or other jurisdiction of   (IRS Employer Identification Number)
incorporation or organization)




           Northfield, Minnesota                         55057

(Address of principal executive offices)             (zip code)



Registrant's telephone number, including area code:   (507) 663-8000


As of April 5, 1995, 6,691,257 shares of the Registrant's common stock were outstanding.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES    X       NO

PART I: FINANCIAL INFORMATION

                 SHELDAHL, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF OPERATIONS
                           Unaudited
                                                Six Months Ended
                                            March 3,       February 25,
(in thousands, except per share data)          1995             1994


Net sales                                        $43,048         $41,908
Cost of sales                                     34,611          33,130
                                                  ______          ______
Gross profit                                       8,437           8,778
                                                  ______          ______
Expenses:
   Sales and marketing                             4,556           3,754
   General and administrative                      1,737           2,083
   Research and development                        1,109           1,351
   Interest                                          146             460
                                                  ______          ______
       Total expenses                              7,548           7,648
                                                  ______          ______
Income before provision for income taxes
   and cumulative effect of changes in
   methods of accounting                             889          1,130

Provision for income taxes                           235             289
                                                  ______          ______
Income before cumulative effect of
   changes in methods of accounting                  654             841

Cumulative effect of change in method of
   accounting for income taxes                         -           1,422

Cumulative effect of change in method of
   accounting for postretirement benefits              -           (875)
                                                  ______          ______
Net income                                       $   654         $ 1,388
                                                  ======          ======
Per share amounts:
   Income before accounting changes              $  0.10         $  0.16
   Accounting change - income taxes                    -            0.28
   Accounting change - postretirement benefits         -          (0.17)
                                                  ______          ______
   Net income per share                          $  0.10         $  0.27
                                                  ======          ======
Weighted average common shares and
   common share equivalents outstanding            6,879           5,096
                                                  ======          ======
 The accompanying notes are an integral part of these statements.

                  SHELDAHL, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
                            Unaudited


                                               Three Months Ended
                                            March 3,       February 25,
(in thousands, except per share data)          1995             1994


Net sales                                        $21,960         $21,739
Cost of sales                                     17,922          17,035
                                                  ______          ______
Gross profit                                       4,038           4,704
                                                  ______          ______
Expenses:
   Sales and marketing                             2,281           1,903
   General and administrative                        873           1,103
   Research and development                          578             568
   Interest                                          128             234
                                                  ______          ______
       Total expenses                              3,860           3,808
                                                  ______          ______
Income before provision for income taxes             178             896

Provision for income taxes                            43             224
                                                  ______          ______
Net income                                       $   135         $   672
                                                  ======          ======
Net income per share                             $  0.02         $  0.13
                                                  ======          ======
Weighted average common shares and
   common share equivalents outstanding            6,919           5,116
                                                  ======          ======

 The accompanying notes are an integral part of these statements.

                  SHELDAHL, INC. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                              ASSETS
(in thousands)                              March 3,       September 2,
                                              1995             1994
                                            (Unaudited)

Current assets:
   Cash                                         $    653        $  2,008
   Accounts receivable, net                       15,396          14,463
   Inventories                                    12,322          10,568
   Prepaid expenses and other current assets       1,000             478
   Deferred tax benefits                           1,523           1,429
                                                  ______          ______
       Total current assets                       30,894          28,946
                                                  ______          ______
Plant and equipment, at cost                      84,181          68,101
Less:  accumulated depreciation                   39,942          37,832
                                                  ______          ______
       Net plant and equipment                    44,239          30,269
                                                  ______          ______
Other assets                                       1,549             924
Deferred tax benefits                                  -             181
                                                  ______          ______
                                                 $76,682         $60,320
                                                  ======          ======

             LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Current maturities of long-term debt         $    951        $  2,021
   Accounts payable                               10,812           6,589
   Accrued salaries and commissions                1,279           1,324
   Other accrued liabilities                       1,553           2,431
   Reserve for discontinued operation                425             489
   Income taxes payable                               92             150
                                                  ______          ______
       Total current liabilities                  15,112          13,004
                                                  ______          ______
Long-term debt                                    20,917           7,963
                                                  ______          ______
Other non-current liabilities                      2,856           2,871
                                                  ______          ______
Shareholders' investment:
   Common stock                                    1,672           1,648
   Additional paid-in capital                     21,672          21,035
   Retained earnings                              14,453          13,799
                                                  ______          ______
       Total shareholders' investment             37,797          36,482
                                                  ______          ______
                                                 $76,682         $60,320
                                                  ======          ======
 The accompanying notes are an integral part of these statements.

                  SHELDAHL, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Unaudited

                                                           Six Months Ended

(in thousands)                              March 3,       February 25,
                                              1995             1994

Operating activities:
Net income                                      $    654         $ 1,388
   Adjustments to reconcile net income
      to net cash provided by operating activities:
       Depreciation and amortization               2,340           2,080
       Deferred income tax provision                 110             158
       Cumulative effect of accounting changes        -            (547)

   Net change in other operating activities:
       Accounts receivable                         (933)         (1,477)
       Inventories                               (1,754)           (660)
       Prepaid expenses and other current assets   (522)           (254)
       Other assets                                (625)           (426)
       Accounts payable and accrued liabilities      222         (1,590)
       Income taxes-payable                         (58)               -
       Other non-current liabilities                (38)            (52)
                                                  ______          ______
Net cash used in operating activities              (604)         (1,380)
                                                  ______          ______
Investing activities:
   Capital expenditures, net                    (13,232)         (4,877)
   Net cash flows used in discontinued operation    (64)           (402)
                                                  ______          ______
Net cash used in investing activities           (13,296)         (5,279)
                                                  ______          ______
Financing activities:
   Borrowings (repayments) under revolving credit
      facilities, net                             12,020           (638)
   Proceeds from issuance of long-term debt           -           10,465
   Repayments of long-term debt                    (136)         (3,475)
   Issuance of common stock                          661             163
                                                  ______          ______
Net cash provided by financing activities         12,545           6,515
                                                  ______          ______
Decrease in cash                                 (1,355)           (144)

Cash at beginning of period                        2,008             442
                                                  ______          ______
Cash at end of period                            $   653        $    298
                                                  ======          ======
Supplemental cash flow information:
   Income taxes paid                             $   105        $     18
                                                  ======          ======
   Interest paid                                 $   179         $   549
                                                  ======          ======

 The accompanying notes are an integral part of these statements.

                 SHELDAHL, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           Unaudited


These condensed and unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these condensed financial statements reflect all adjustments, of a normal and recurring nature, necessary for a fair statement of the interim periods, on a basis consistent with the annual audited statements. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although these disclosures should be considered adequate, the Company suggests that these condensed financial statements be read in conjunction with the financial statements and summary of significant accounting policies and notes thereto included in the Company's latest annual report on Form 10-K.

1) Inventories

   Inventories, which are valued at the lower of last-in first-out cost or market, consists of (in thousands):

                                March 3, 1995    September 2, 1994

   Raw materials                     $  5,512            $  4,403
   Work-in-process                      6,031               5,245
   Finished goods                       1,694               1,835
   LIFO reserve                         (915)               (915)
                                       ______              ______
                                      $12,322             $10,568
                                       ======              ======

2) Post Retirement Benefits

   In December 1990, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS No. 106). SFAS No. 106 requires that the expected cost of these benefits be charged to expense during the years that the employees render service. The Company adopted SFAS No. 106 on August 28, 1993, and recorded a one-time charge of $875,000, net of income tax benefits of $525,000, in the accompanying 1994 financial statement of operations.

3) Income Taxes

   Effective August 28, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), under which deferred income tax assets and liabilities are recognized for the differences between financial and income tax reporting basis of assets and liabilities based on enacted tax rates and laws. The Company recorded a $1,422,000 increase to net income in 1994 to reflect the adoption of SFAS No. 109.

4) Restated Credit and Security Agreement

   During the second quarter of fiscal 1995, the Company amended its credit agreement with three banks. The agreement consists of a $15 million revolving note based on, and secured by, the Company's inventories and accounts receivable, and a $20 million term note collateralized by equipment. As of March 3, 1995, $7,883,000 was borrowed under the revolving note agreement and an additional $7,117,000 was available for the Company's use. The Company had an outstanding balance of $12,301,000 at March 3, 1995, under the term note. The Company may borrow an additional $6,200,000 to fund future capital expenditures under this term note. The term note calls for quarterly payments commencing January 1, 1996. The amount of the payment will be based on the balance outstanding at that time. The credit agreement expires December 31, 1997, but also contains an option to extend the agreement to December 31, 1999. Interest accrues at prime plus up to 2.5%, based on the Company's net worth, as defined. Commitment fees are charged at 0.5% on the revolver's unused portion. The interest rate as of March 3, 1995, was 9.5% for the revolving note and 10.0% for the term note.

5) Consortium for the Development of Multi-Chip Module Laminates (MCM-L)

   On January 10, 1994, the Company entered into a Consortium Agreement sponsored by the Advanced Projects Research Agency (ARPA), a United States Government Agency. The purpose of the Consortium is to accelerate the development and commercialization of the multi-chip module laminate (MCM-L). As a Consortium member, the Company expects to receive approximately $9 million in funding through January 1996 from ARPA to further test, design and develop the manufacturing processes for the Company's NOVACLAD and Z-LINK products which are to be used in constructing MCM-L. During the three and six months ended March 3, 1995, the Company incurred $1,465,000 and $3,066,000, respectively, in manufacturing, selling, research and development and administrative costs that were refunded by ARPA. To date, the Company has received a total of $6,146,000 of funding through the Consortium. As of March 3, 1995, the Company has recorded a $330,000 receivable from ARPA. The remaining expenses to be reimbursed by the ARPA Consortium will be $2,520,000 through 1997.

                 SHELDAHL, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     CONSOLIDATED OPERATING RESULTS AND FINANCIAL CONDITION

       Six Months Ended February 25, 1994 and March 3, 1995


Net sales increased $1,140,000 or 2.7% from $41,908,000 for the six months ended February 25, 1994, to $43,048,000 for the six months ended March 3, 1995. Automotive market product sales increased $1,845,000 or 8.2% from $22,495,000 for the six months ended February 25, 1994, to $24,340,000 for the six months ended March 3, 1995. Sales of automotive interconnect systems increased $819,000 or 4.2% from $19,704,000 for the six months ended February 25, 1994, to $20,523,000 for the six months ended March 3, 1995, as a result of the Company's successful design and sales efforts to major automotive customers. Sales of flexible materials for automotive products increased $1,026,000 or 36.8% to $3,817,000 compared with $2,791,000 for the same period in fiscal
1994, primarily reflecting the Company's continued expansion into the rapidly growing automotive airbag market.

Datacommunication market sales declined $3,476,000 or 33.4% from $10,417,000 for the six months ended February 25, 1994, to $6,941,000 for the six months ended March 3, 1995. This decline related principally to reduced sales of the Company's interconnect systems serving the laptop computer and cellular phone segments of the datacommunication market.

Aerospace/defense market sales increased $249,000 or 5.0% from $4,959,000 for the six months ended February 25, 1994, to $5,208,000 for the six months ended March 3, 1995. Consumer market sales increased $1,173,000 or 77.3% totaling $2,690,000 for the six months ended March 3, 1995, compared with $1,517,000 for the same period in fiscal 1994, due to an increase in customer demand for the Company's interconnect products. Industrial market sales increased $1,349,000 or 53.5% from $2,520,000 for the six months ended February 25, 1994, to $3,869,000 for the six months ended March 3, 1995. Increased customer demand contributed to the rise in industrial sales.

Gross profit decreased $341,000 or 3.9% from $8,778,000 for the six months ended February 25, 1994, to $8,437,000 for the six months ended March 3, 1995. Gross profit as a percentage of sales decreased to 19.6% compared with 20.9% for the same period in fiscal 1994. Increased material and labor costs, as well as start up costs associated with a record number of new products in the second quarter, resulted in lower gross profit in the first half of 1995.

Sales and marketing expense increased $802,000 or 21.4% from $3,754,000 for the six months ended February 25, 1994, to $4,556,000 for the six months ended March 3, 1995. Sales and marketing expense as a percentage of sales increased to 10.6% for the six months ended March 3, 1995, compared with 9.0% for the same period in fiscal 1994. This was influenced by increased spending on proposal material, product advertising and shows and exhibit expense to promote new business and products.

Net general and administrative expenses decreased $346,000 or 16.6% from $2,083,000 for the six months ended February 25, 1994, to $1,737,000 for the six months ended March 3, 1995. Gross general and administrative expenses increased $56,000 or 2.6% from $2,135,000 for the six months ended February 25, 1994, to $2,191,000 for the six months ended March 3, 1995. Slightly higher labor costs contributed to this increase. During the first six months of fiscal 1995, $454,0000 of ARPA credits were applied to general and administrative costs, decreasing gross expenses. See Note 5 of the accompanying financial statements for additional information regarding ARPA.

Net research and development expenses decreased $242,000 or 17.9% from $1,351,000 for the six months ended February 25, 1994, to $1,109,000 for the six months ended March 3, 1995. Gross research and development costs decreased $183,000 or 12.0% from $1,529,000 for the six months ended
February 25, 1994, to $1,346,000 for the six months ended March 3, 1995. The decrease was influenced by reduced research and development material costs as the Novaflex process development is nearing completion. During the first six months of fiscal 1995, $237,000 of ARPA credits were applied to research and development costs, thus decreasing expenses. See Note 5 of the accompanying financial statements for additional information regarding ARPA.

Net interest expense decreased $314,000 or 68.3% from $460,000 for the six months ended February 25, 1994, to $146,000 for the six months ended
March 3, 1995. Interest costs capitalized to projects contributed to this decrease. Capitalized interest increased $313,000 or 192% from $163,000 for the six months ended February 25, 1994, to $476,000 for the six months ended March 3, 1995. This was due to the $16,000,000 increase in construction projects in process.

Operating profit declined $241,000 or 21.3% from $1,130,000 for the six months ended February 25, 1994, to $889,000 for the six months ended March 3, 1995. Lower margins and higher marketing expenses contributed to the decrease. Provision for income taxes for the six months ended March 3, 1995, was $235,000. The effective tax rate for fiscal 1995 is estimated to be 26%. Income from continuing operations for the six months ended March 3, 1995, was $654,000, a decrease of $187,000 or 22.2% as compared to $841,000 for the six months ended February 25, 1994. Earnings per share from continuing operations before accounting changes for the six months ended March 3, 1995, were $0.10 per share compared with $0.16 per share for the six months ended February 25, 1994. Average shares outstanding increased from approximately 5,130,000 in fiscal 1994 to 6,900,000 in fiscal 1995.

                 SHELDAHL, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     CONSOLIDATED OPERATING RESULTS AND FINANCIAL CONDITION

      Three Months Ended February 25, 1994 and March 3, 1995


Net sales increased $221,000 or 1.0% from $21,739,000 for the three months ended February 25, 1994, to $21,960,000 for the three months ended March 3, 1995. Sales to the automotive market increased $1,315,000 or 11.8% from $11,174,000 for the three months ended February 25, 1994, to $12,489,000 for the three months ended March 3, 1995. Increased design applications of interconnect systems for anti-lock brakes, sensors and instrumentation, plus flexible materials for airbags contributed to this sales growth. Sales to the datacommunication market decreased $2,401,000 or 41.0% from $5,857,000 for the three months ended February 25, 1994, to $3,456,000 for the three months ended March 3, 1995. This decline related principally to reduced sales of the Company's interconnect systems serving the laptop computer and cellular phone segments of the datacommunication market. Aerospace/defense market sales increased $315,000 or 13.7% from $2,304,000 for the three months ended February 25, 1994, to $2,619,000 for the three months ended March 3, 1995. Consumer market sales increased $498,000 or 64.2% from $776,000 for the three months ended February 25, 1994, to $1,274,000 for the three months ended March 3, 1995. Industrial market sales increased $868,000 or 69.2%
from $1,254,000 for the three months ended February 25, 1994, to $2,122,000 for the three months ended March 3, 1995. Increased customer demand contributed to the rise in consumer and industrial sales.

Gross profit decreased $666,000 or 14.2% from $4,704,000 for the three months ended February 25, 1994, to $4,038,000 for the three months ended
March 3, 1995. Gross profit, as a percentage of net sales, decreased to 18.4% from 21.6% for the same period of fiscal year 1994. Start-up costs, associated with a record level of new automotive products, along with increased material and labor costs, contributed to the decrease.

Total operating expenses increased $52,000 or 1.4% from $3,808,000 for the three months ended February 25, 1994, to $3,860,000 for the three months ended March 3, 1995. As a percentage of net sales, expenses were 17.5% for both periods.

Sales and marketing expense increased $378,000 or 19.9% from $1,903,000 for the three months ended February 25, 1994, to $2,281,000 for the three months ended March 3, 1995. Higher labor costs, product advertising, shows and exhibits and travel costs contributed to the increase.

Net general and administrative expenses decreased $230,000 or 20.9% from $1,103,000 for the three months ended February 25, 1994, to $873,000 for the three months ended March 3, 1995. Gross general and administrative expenses decreased $57,000 or 5.0% from $1,152,000 for the three months ended February 25, 1994, to $1,095,000 for the three months ended March 3, 1995. Lower consulting and professional fees contributed to the decline. For the three months ended March 3, 1995, $222,000 of ARPA credits were applied to general and administrative costs. See Note 5 of the accompanying financial statements for additional information regarding ARPA.

Net research and development expense increased $10,000 or 1.8% from $568,000 for the three months ended February 25, 1994, to $578,000 for the three months March 3, 1995. Gross research and development costs decreased to $86,000 or 11.5% from $746,000 for the three months ended February 25, 1994, to $660,000 for the six months ended March 3, 1995. The decrease in research and development costs relating to the Novaflex process development contributed to the decline in research and development expenses. For the three months ended
March 3, 1995, $82,000 of ARPA credits were applied to research and development costs. See Note 5 of the accompanying financial statements for additional information regarding ARPA.

Net interest expense decreased $106,000 or 45.3% from $234,000 for the three months ended February 25, 1994, to $128,000 for the three months ended March 3, 1995, while interest on borrowings increased $79,000 or 24.8% from $319,000 for the three months ended February 25, 1994 to $398,000 for the three months ended March 3, 1995. Capitalized interest increased $185,000 or 217.6% from $85,000 for the three months ended February 25, 1994, to $270,000 for the three months ended March 3, 1995, because of the $16,000,000 increase in capital projects in progress.

Income before taxes decreased $718,000 or 80.1% from $896,000 for the three months ended February 25, 1994, to $178,000 for the three months ended March 3, 1995.

For the current quarter, income taxes have been provided at an estimated annual rate of 27%. Net income from continuing operations for the three months ended March 3, 1995, was $135,000, a decrease of $537,000 or 80% as compared to $672,000 for the three months ended February 25, 1994. Earnings per share for the three months ended March 3, 1995, was $0.02 per share and $0.13 per share for the three months ended February 25, 1994. The decline in EPS was a result of lower quarterly earnings and increased shares outstanding.

FINANCIAL CONDITION

The Company's amended credit agreement with Norwest, Harris and NBD banks, as described in Note 4 to the accompanying financial statements, increased the Company's borrowing capability to $35,000,000. The funds will be used to support the Company's $50 million capital investment program that begun in June of 1994. As of March 31, 1995, the Company, as part of its investment plan, obtained a $5,000,000 construction loan for the construction of the Longmont, Colorado, facility. The capital investment program includes the purchase of land and construction of the Novaclad manufacturing facility in Longmont, Colorado, as well as significant upgrades at the circuit and material fabrication facilities in Northfield, Minnesota.

At March 3, 1995, working capital decreased, reflecting a 2.0 to 1 current ratio compared to 2.2 to 1 at September 2, 1994.

For the six months ended March 3, 1995, the Company has invested $13,232,000 in capital expenditures and expects to continue capital investment at a similar rate during the last half of fiscal 1995. Capital expenditures will principally be funded from cash flows from operations plus existing debt capacity.

PART II - OTHER INFORMATION


                  SHELDAHL, INC. AND SUBSIDIARY
                            FORM 10-Q


Item 4.  Submission of Matters to a Vote of Security Holders

       On January 11, 1995, Sheldahl, Inc. Held its Annual Meeting of Shareholders. Of the 6,623,854 shares of common stock eligible to vote, 5,287,165 shares were represented at the meeting and votes were taken on the following matters.

      1. The votes cast for the eight (8) directors to serve until the next annual meeting of shareholders were:

          Votes       Votes          Votes          Broker
          For         Against        Abstained      Non-Votes

          5,171,285   302,589        0              0


      2. The votes cast to approve an amendment to the Company's Articles of Incorporation to increase the total number of authorized shares of common stock, par value $0.25 per share, by 12,500,000 shares to a total of 20,000,000 shares were:

          Votes       Votes          Votes          Broker
          For         Against        Abstained      Non-Votes

          4,838,571   559,214        25,924         50,166

      3.  The votes cast to approve the 1994 Stock Option Plan were:

          Votes       Votes          Votes          Broker
          For         Against        Abstained      Non-Votes

          3,594,802   300,875        55,502         1,522,695

      4. The votes cast to approve the appointment of Arthur Andersen & Co. LLP as independent auditors for the current fiscal year were:

          Votes       Votes          Votes          Broker
          For         Against        Abstained      Non-Votes

          5,433,508   11,397         28,468         500



Item 6.  Exhibits and Reports on Form 8-K

       A)  Exhibits

           10.1 Second Amendment to Amended and Restated Credit and Security Agreement dated May 12, 1994 among Norwest and Harris Banks and Sheldahl, Inc.

           10.2 Third Amendment to Amended and Restated Credit and Security Agreement dated May 12, 1994 among Norwest, Harris and NBD Banks and Sheldahl, Inc.

           10.3 Construction Loan Agreement dated March 31, 1995 between Mountain Parks Bank East and Sheldahl, Inc.

           11    Statement Regarding Computation of Earnings Per Share.

           27    Financial Data Schedule.

       B)  Reports on Form 8-K

           No reports on Form 8-K were filed by the Registrant during the quarter ended March 3, 1995.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SHELDAHL, INC.
                                   (Registrant)



Dated: April 10, 1995            By:   /S/James E. Donaghy
                                 Its: President and
                                      Chief Executive Officer


Dated: April 10, 1995            By:   /S/John V. McManus
                                 Its: Vice President, Finance