Form 10-Q
period 1995-06-02
SHELDAHL INC
filed 1995-06-30
CIK 89615

SECURITIES AND EXCHANGE COMMISSION
                  Washington, DC   20549

                         Form 10-Q


     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           OR

     (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


             For Quarter Ended June 2, 1995
             Commission File Number:  0-45


                     SHELDAHL, INC.
     (exact name of registrant as specified in its charter)


                 Minnesota                                 41-0758073

     ____________________________________________________________________
     (State or other jurisdiction of(IRS Employer Identification
     incorporation or organization)       Number)




                Northfield, Minnesota                       55057

     ____________________________________________________________________
     (Address of principal executive offices)    (zip code)



     Registrant's telephone number, including area code: (507) 663-8000


     As of June 2, 1995, 6,760,170 shares of the Registrant's common stock were outstanding.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
     for the past 90 days.     YES    X       NO

     PART I: FINANCIAL INFORMATION
             SHELDAHL, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS
                       Unaudited
                                          Nine Months Ended
                                          June 2,        May 27,
     (in thousands, except per share data) 1995       1994
                                        ________________________

     Net sales                           $68,251       $65,810
     Cost of sales                        54,278        51,583
                                          ______        ______
     Gross profit                         13,973        14,227
                                          ______        ______
     Expenses:
       Sales and marketing                 6,877         5,877
       General and administrative          2,810         3,220
       Research and development            1,821         1,916
       Interest                              496           843
                                          ______        ______
              Total expenses              12,004        11,856
                                          ______        ______
     Income from continuing operations before
       provision for income taxes and
       cumulative effect of change in
       methods of accounting               1,969         2,371

     Provision for income taxes              535           600
                                          ______        ______
     Income from continuing operations
       before cumulative effect of
       change in methods of accounting     1,434         1,771

     Cumulative effect of change in method of
       accounting for income taxes             -         1,422

     Cumulative effect of change in method of
       accounting for postretirement benefits  -         (875)

     Loss from discontinued operation,
       net of tax benefits of $175             -         (525)
                                          ______        ______
     Net income                          $ 1,434       $ 1,793
                                            ====          ====
     Per share amounts:
       Continuing operations               $0.21         $0.34
       Accounting change - income taxes        -          0.28
       Accounting change - postretirement
            benefits                           -        (0.17)
       Discontinued operation                  -        (0.10)
                                          ______        ______
       Net income per share                $0.21         $0.35
                                            ====          ====
     Weighted average common shares and
     common share equivalents outstanding  6,898         5,118
                                            ====          ====

             SHELDAHL, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS
                       Unaudited


                                          Three Months Ended
                                         June 2,       May 27,
     (in thousands, except per share data) 1995          1994
                                         _____________________

     Net sales                           $25,203       $23,902
     Cost of sales                        19,667        18,451
                                          ______        ______
     Gross profit                          5,536         5,451
                                          ______        ______
     Expenses:
       Sales and marketing                 2,322         2,124
       General and administrative          1,073         1,137
       Research and development              712           566
       Interest                              349           383
                                          ______        ______
              Total expenses               4,456         4,210
                                          ______        ______
     Income from continuing operations
       before provision for income taxes   1,080         1,241

     Provision for income taxes              300           311
                                          ______        ______
     Income from continuing operations       780           930

     Loss from discontinued operation,
       net of tax benefits of $175             -         (525)
                                          ______        ______
     Net income                          $   780       $   405
                                            ====          ====
     Net income (loss) per share:
       Continuing operations               $0.11         $0.18
       Discontinued operation                  -         (.10)
                                          ______        ______
       Net income per share                $0.11         $0.08
                                            ====          ====
     Weighted average common shares and
        common share equivalents
	outstanding                        6,936         5,167

                                            ====          ====

               SHELDAHL, INC. AND SUBSIDIARY
                CONSOLIDATED BALANCE SHEETS
                              ASSETS
     (in thousands)                     June 2,       September 2,
                                          1995           1994
                                       (Unaudited)
                                        _______________________
     Current assets:
       Cash                              $ 1,000      $  2,008
       Accounts receivable, net           15,754        14,463
       Inventories                        12,925        10,568
       Prepaid expenses and other
            current assets                   900           478
       Deferred tax benefits               1,600         1,429
                                          ______        ______
              Total current assets        32,179        28,946
                                          ______        ______
     Plant and equipment, at cost         92,572        68,101
     Less:  accumulated depreciation      40,199        37,832
                                          ______        ______
              Net plant and equipment     52,373        30,269
                                          ______        ______
     Other assets                          1,651           924
     Deferred tax benefit                      -           181
                                          ______        ______
                                         $86,203       $60,320
                                            ====          ====

        LIABILITIES AND SHAREHOLDERS' INVESTMENT
     Current liabilities:
       Current maturities of long-term
	debt                               2,636         2,021
       Accounts payable                    7,779         6,589
       Accrued salaries and commissions    1,257         1,324
       Other accrued liabilities           1,982         2,431
       Reserve for discontinued operation    416           489
       Income taxes payable                  152           150
                                          ______        ______
      Total current liabilities           14,222        13,004
                                          ______        ______
     Long-term debt                       29,828         7,963
                                          ______        ______
     Other non-current liabilities         2,791         2,871
                                          ______        ______
     Deferred income taxes                   315             -
                                          ______        ______
     Shareholders' investment:
       Common stock                        1,687         1,648
       Additional paid-in capital         22,127        21,035
       Retained earnings                  15,233        13,799
                                          ______        ______
      Total shareholders' investment      39,047        36,482
                                          ______        ______
                                         $86,203       $60,320
                                            ====          ====

             SHELDAHL, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Unaudited

                                           Nine Months Ended

     (in thousands)                       June 2,      May 27,
                                           1995         1994
                                          ____________________
     Operating activities:
     Net income                          $ 1,434       $ 1,793
       Adjustments to reconcile net income
       to net cash provided by operating
       activities:
      Depreciation and amortization        3,155         3,008
      Deferred income taxes                  325           158
      Cumulative effect of accounting
        changes                                -         (547)
     Loss from discontinued operation          -           525

       Net change in other operating
       activities:
          Accounts receivable            (1,291)       (2,266)
          Inventories                    (2,357)         (550)
          Prepaid expenses and other
             current assets                (422)          (56)
          Other assets                     (727)          (52)
          Accounts payable and accrued
             liabilities                     674           482
          Income taxes payable                 2           304
          Other non-current liabilities     (80)           (77)
                                          ______         ______
     Net cash provided by operating
     activities                              713          2,722
                                          ______         ______
     Investing activities:
       Capital expenditures, net        (25,259)        (7,936)
       Net cash flows used in
          discontinued operation            (73)          (530)
                                          ______         ______
     Net cash used in investing
     activities                          (25,332)       (8,466)
                                           ______       ______
     Financing activities:
       Borrowings under credit facilities,
          net                              22,495         7,760
       Proceeds from issuance of long-term
          debt                                  -         1,665
       Repayments of long-term debt          (15)       (3,518)
       Issuance of common stock             1,131           142
                                           ______        ______
     Net cash provided by financing
     activities                            23,611         6,049
                                           ______        ______
     Increase(decrease) in cash           (1,008)           305

     Cash at beginning of period            2,008           442
                                           ______        ______
     Cash at end of period                $ 1,000      $    747
                                             ====          ====
     Supplemental cash flow information:
       Income taxes paid                  $   113      $     55
                                             ====          ====
       Interest paid                      $ 1,346       $   890
                                             ====           ====

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

     1) Inventories

        Inventories, which are valued at the lower of last-in first-out cost or market, consist of (in thousands):

                                      June 2, 1995  September 2, 1994

        Raw materials                    $ 5,113       $  4,403
        Work-in-process                    6,335          5,245
        Finished goods                     2,392          1,835
        LIFO reserve                       (915)          (915)
                                          ______         ______
                                         $12,925        $10,568
                                            ====           ====
     2) Post Retirement Benefits

        In December 1990, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS No. 106). SFAS No. 106 requires that the expected cost of these benefits be charged to expense during the years that the employees render service. The Company adopted SFAS No. 106 on August 28, 1993, and recorded a one-time charge of $875,000, net of income tax benefits of $525,000, in the accompanying 1994 statement of operations.

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

     4) Debt and Financing

        During the third quarter of fiscal 1995, the Company entered into a $5,000,000 construction loan agreement with a bank. Upon completion and acceptance of the construction project, which will take place on or before December 31, 1995, the Company will obtain permanent financing. The permanent financing will consist of a $5,700,000 loan with a seven-year term. Monthly payments will be determined by a twenty-year amortization schedule with interest based on seven-year treasury notes plus 2.25%.

        During the second quarter of fiscal 1995, the Company amended its credit agreement with three banks. The agreement consists of a $15 million revolving note based on, and secured by, the Company's inventories and accounts receivable, and a $20 million term note collateralized by equipment. As of June 2, 1995, $11,000,000 was borrowed under the revolving note agreement leaving an additional $4,000,000 available for the Company's use. The Company had an outstanding balance of $17,240,000 at June 2, 1995, under the term note. The Company may borrow an additional $2,760,000 to fund future capital expenditures under this term note. The term note calls for quarterly payments commencing January 1, 1996. The amount of the payment will be based on the balance outstanding at that time. The credit agreement expires December 31, 1997, but also contains an option to allow the Company to extend the agreement to December 31, 1999. Interest accrues at prime plus up to 2.5%, based on the Company's net worth, as defined. Commitment fees are charged at 0.5% on the revolver notes unused portion. The interest rate as of June 2, 1995, was 10.0% for the revolving note and 10.5% for the term note.

     5) Consortium for the Development of Multi-Chip Module Laminates
        (MCM-L)

        On January 10, 1994, the Company entered into a Consortium Agreement sponsored by the Advanced Projects Research Agency
        (ARPA), a United States Government Agency. The purpose of the Consortium is to accelerate the development and commercialization of the multi-chip module laminate (MCM-L).
        As a Consortium member, the Company expects to receive approximately $9 million in funding through January 1996 from ARPA to further test, design and develop the manufacturing processes for the Company's NOVACLAD and Z-LINK products which are to be used in constructing MCM-L. During the three and nine months ended June 2, 1995, the Company incurred $1,050,000 and $4,116,000, respectively, in manufacturing, selling, research and development and administrative costs that were refunded by ARPA. To date, the Company has received a total of $7,591,000 of funding through the Consortium. The remaining expenses to be reimbursed by the ARPA Consortium are expected to be $1,070,000.

               SHELDAHL, INC. AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     CONSOLIDATED OPERATING RESULTS AND FINANCIAL CONDITION

     Nine Months Ended June 2, 1995 and May 27, 1994


     Net sales increased $2,441,000 or 3.7% from $65,810,000 for the nine months ended May 27, 1994, to $68,251,000 for the nine months ended June 2, 1995. Automotive market product sales increased $1,078,000 or 3.0% from $35,384,000 for the nine months ended May 27, 1994, to $36,462,000 for the nine months ended June 2, 1995. Sales of automotive interconnect systems increased $554,000 or 1.8% from $30,773,000 for the nine months ended May 27, 1994, to $31,327,000 for the nine months ended June 2, 1995. The continued increase is the result of the Company's on going design and sales efforts to major automotive customers. Sales of flexible materials for automotive products increased $524,000 or 11.4% from $4,611,000 for the nine months ended May 27, 1994, to $5,135,000 for the nine months ended June 2, 1995. The continued growth in the automotive airbag market resulted in the increased sales.

     Datacommunications market sales declined $897,000 or 6.7% from $13,314,000 for the nine months ended May 27, 1994, to $12,417,000 for the nine months ended June 2, 1995. Sales to the datacommunications interconnect market decreased $2,546,000 or 21.5% from $11,852,000 for the nine months ended May 27, 1994, to $9,306,000 for the nine months ended June 2, 1995. Sales in the first quarter of fiscal 1994 included the completion of the laptop computer application project; no comparable application was produced in fiscal 1995. Sales to the datacommunications materials market increased $1,649,000 or 112.8% from $1,462,000 for the nine months ended May 27, 1994, to $3,111,000 for the nine months ended June 2, 1995. The rise was caused by increased customer demand of flat cable tape.

     Aerospace/defense market sales increased $690,000 or 8.8% from $7,808,000 for the nine months ended May 27, 1994, to $8,498,000 for the nine months ended June 2, 1995. Consumer market sales increased $1,224,000 or 36.2% from $3,382,000 for the nine months ended May 27, 1995, to $4,606,000 for the nine months ended June 2, 1995. Increase in market demand for consumer interconnect products resulted in the rise. Industrial market sales increased $346,000 or 5.8% from $5,922,000 for the nine months ended May 27, 1994, to $6,268,000 for the nine months ended June 2, 1995.

     Gross profit decreased $254,000 or 1.8% from $14,227,000 for the nine months ended May 27, 1995, to $13,973,000 for the nine months ended June 2, 1995. Gross profit as a percentage of sales decreased to 20.5% compared with 21.6% for the same period in fiscal 1994. Costs associated with the start up of new products, primarily during the second quarter of fiscal 1995, contributed to the decrease.

     Total operating expenses increased $148,000 or 1.2% from $11,856,000 for the nine months ended May 27, 1995, to $12,004,000 for the nine months ended June 2, 1995. As a percentage of sales, expenses were 18.0% for the nine months ended May 27, 1994, and 17.6% for the nine months ended June 2, 1995, respectively.

     Sales and marketing expense increased $1,000,000 or 17.0% from $5,877,000 for the nine months ended May 27, 1994, to $6,877,000 for the nine months ended June 2, 1995. Sales and marketing expense, as a percent of sales, increased to 10.1% for the nine months ended June 2, 1995, compared with 8.9% for the same period in fiscal 1994. The rise in sales and marketing expenses was the result of increased costs related to the promotion of new business and products.

     Net general and administrative expenses decreased $410,000 or 12.7% from $3,220,000 for the nine months ended May 27, 1994, to $2,810,000 for the nine months ended June 2, 1995. Gross general and administrative expenses increased $23,000 or 0.7% from $3,396,000 for the nine months ended May 27, 1994, to $3,419,000 for the nine months ended June 2, 1995. During the first nine months of fiscal 1995, $609,000 of ARPA credits were applied to general and administrative costs, decreasing gross expenses. See Note 5 of the accompanying financial statements for additional information regarding ARPA.

     Net research and development expenses decreased $95,000 or 5.0% from $1,916,000 for the nine months ended May 27, 1994, to $1,821,000 for the nine months ended June 2, 1995. Gross research and development costs decreased $183,000 or 7.7% from $2,369,000 for the nine months ended May 27, 1994, to $2,186,000 for the nine months ended June 2, 1995. The decrease was influenced by reduced research and development material costs on the Novaflex process development is nearing completion. During the first nine months of fiscal 1995, $365,000 of ARPA credits were applied to research and development costs, thus decreasing expenses. See Note 5 of the accompanying financial statements for additional information regarding ARPA.

     Net interest expense decreased $347,000 or 41.2% from $843,000 for the nine months ended May 27, 1994, to $496,000 for the nine months ended June 2, 1995. Interest costs capitalized to projects contributed to this decrease. Capitalized interest increased $550,000 or 210.7% from $261,000 for the nine months ended May 27, 1994, to $811,000 for the nine months ended June 2, 1995. This was due to the $25,000,000 increase in capital construction projects currently in process.

     Income before taxes declined $402,000 or 17.0% from $2,371,000 for the nine months ended May 27, 1994, to $1,969,000 for the nine months ended June 2, 1995. Lower margins and higher marketing expenses contributed to the decrease. The effective tax rate for fiscal 1995 is estimated to be 27% as compared to 25% for 1994. Income from continuing operations for the nine months ended June 2, 1995, was $1,434,000, a decrease of $337,000 or 19.0% as compared to
     $1,771,000 for the nine months ended May 27, 1994. Earnings per share from continuing operations before accounting changes for the nine months ended June 2, 1995, were $0.21 per share compared with $0.35 per share for the nine months ended May 27, 1994. Average shares outstanding increased from approximately 5,118,000 in fiscal 1994 to approximately 6,898,000 in fiscal 1995 primarily due to the secondary public offering in June 1994.

             SHELDAHL, INC. AND SUBSIDIARY
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     CONSOLIDATED OPERATING RESULTS AND FINANCIAL CONDITION

     Three Months Ended June 2, 1995 and May 27, 1994


     Net sales increased $1,301,000 or 5.4% from $23,902,000 for the three months ended May 27, 1994, to $25,203,000 for the three months ended June 2, 1995. Sales to the automotive market decreased $611,000 or 4.8% from $12,733,000 for the three months ended May 27, 1994 to $12,122,000 for the three months ended June 2, 1995. Automotive market sales declined as a result of decreased production orders and slow ramp-up of the new interconnect application. Sales to the datacom market increased $1,038,000 or 23.4% from $4,438,000 for the three months ended May 27, 1994, to $5,476,000 for the three months ended June 2, 1995. Datacom sales increased primarily in the materials area by customer demand for flat cable tape. Aerospace/defense market sales increased $398,000 or 13.8% from $2,891,000 for the three months ended May 27, 1994, to $3,289,000 for the three months ended June 2, 1995. Consumer market sales increased $198,000 or 11.5% from $1,719,000 for the three months ended May 27, 1994, to $1,917,000 for the three months ended June 2, 1995. Industrial market sales increased $278,000 or 13.1% from $2,121,000 for the three months ended May 27, 1994, to $2,399,000 for the three months ended June 2, 1995. Increased customer demand contributed to the rise in consumer and industrial sales.

     Gross profit increased $85,000 or 1.6% from $5,451,000 for the three months ended May 27, 1994, to $5,536,000 for the three months ended June 2, 1995. Gross profit, as a percentage of net sales decreased to 22.0% from 22.8% for the same period of fiscal 1994.

     Total operating expenses increased $246,000 or 5.8% from $4,210,000 for the three months ended May 27, 1994, to $4,456,000 for the three months ended June 2, 1995. As a percentage of net sales, expenses were 17.6% for the three months ended May 27, 1994, and 17.7% for the three months ended June 2, 1995.

     Sales and marketing expenses increased $198,000 or 9.3% from $2,124,000 for the three months ended May 27, 1994, to $2,322,000 for the three months ended June 2, 1995. Higher labor costs, product advertising, shows and exhibits and travel costs incurred to promote new products contributed to the increase.

     Net general and administrative expenses decreased $64,000 or 5.6% from $1,137,000 for the three months ended May 27, 1994, to $1,073,000 for the three months ended June 2, 1995. Gross general and administrative expenses decreased $33,000 or 2.6% from $1,261,000 for the three months ended May 27, 1994, to $1,228,000 for the three months ended June 2, 1995. Lower consulting and professional fees contributed to the decline. For the three months ended June 2, 1995, $155,000 of ARPA credits were applied to general and administrative costs. See Note 5 of the accompanying financial statements for additional information regarding ARPA.

     Net research and development expenses increased $146,000 or 25.8% from $566,000 for the three months ended May 27, 1994, to $712,000 for the three months ended June 2, 1995. Gross research and development costs were $840,000 for both the three months ended May 27, 1994 and June 2, 1995. ARPA credits applied to research and development costs were the cause of net research and development expense increase. For the three months ended June 2, 1995, $128,000 of ARPA credits were applied to research and development costs. See
     Note 5 of the accompanying financial statements for additional information regarding ARPA.

     Net interest expense decreased $34,000 or 8.9% from $383,000 for the three months ended May 27, 1994, to $349,000 for the three months ended June 2, 1995, while total interest cost of borrowings increased $204,000 or 42.4% from $481,000 for the three months ended May 27, 1994, to $685,000 for the three months ended June 2, 1995. Capitalized interest increased $237,000 or 241.8% from $98,000 for the three months ended May 27, 1994, to $335,000 for the three months ended June 2, 1995, because of the $25,000,000 increase in capital projects in progress.

     Income before taxes decreased $161,000 or 13.0% from $1,241,000 for the three months ended May 27, 1994, to $1,080,000 for the three months ended June 2, 1995. The decrease was due primarily to the increase in sales and marketing and research and development expenses.

     For the quarter, income taxes have been provided at an estimated annual rate of 27%. Net income from continuing operations for the three months ended June 2, 1995, was $780,000, a decrease of $150,000 or 16.1% as compared to $930,000 for the three months ended May 27, 1994. Earnings per share from continuing operations for the three months ended June 2, 1995, was $0.11 per share for the three months ended June 2, 1995, and $0.18 per share for the three months ended May 27, 1994. The decline in earnings per share was a result of lower quarterly earnings and increased shares outstanding.

     On May 27, 1994, the Company sold its idle Nashua facility for an amount less than the recorded value. In addition, the Company has revised its estimate of the costs it will incur related to the abandonment of leased facilities in Orange County, California. Accordingly, the 1994 statement of operations reflect a charge of $525,000, net of income tax benefits of $175,000, to reserve for the losses related to these events.

     FINANCIAL CONDITION

     At June 2, 1995, working capital increased, reflecting a 2.3 to 1 current ratio compared to 2.2 to 1 at September 2, 1994.

     For the nine months ended June 2, 1995, the Company has invested $25,269,000 in capital expenditures and expects to continue capital investment at a similar rate during the last quarter of fiscal 1995. Capital expenditures will principally be funded from cash flows from operations plus existing debt capacity. The Company also expects to finance certain capital expenditures through operating leases.

     PART II - OTHER INFORMATION

                SHELDAHL, INC. AND SUBSIDIARY
                          FORM 10-Q

     Item 6.  Exhibits and Reports on Form 8-K

      A)      Exhibits

            11  Statement Regarding Computation of Earnings Per
                Share.

            27  Financial Data Schedule

      B)    Reports on Form 8-K

            No reports on Form 8-K were filed by the Registrant during the quarter ended June 2, 1995.

                       SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SHELDAHL, INC.
                              (Registrant)

     Dated: June 30, 1995                By: /s/James E. Donaghy
                                             President and
                                             Chief Executive Officer





     Dated: June 30, 1995                By: /s/John V. McManus
                                             Vice President, Finance