Form 10-K405
period 1995-09-01
SHELDAHL INC
filed 1995-10-12
CIK 89615

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                       ---------------------------------

                                   FORM 10-K

                       ---------------------------------


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     FOR THE FISCAL YEAR ENDED SEPTEMBER 1, 1995

     COMMISSION FILE NUMBER:  0-45

                       ---------------------------------

                                SHELDAHL, INC.
            (Exact name of registrant as specified in its charter)

                MINNESOTA                            41-0758073
     ---------------------------------         ---------------------
     (State or other jurisdiction               (I.R.S. Employer
     of incorporation or organization)          Identification No.)


                              1150 SHELDAHL ROAD
                             NORTHFIELD, MN  55057
             (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code:  (507) 663-8000

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:
                   COMMON STOCK, PAR VALUE OF $.25 PER SHARE
                               (Title of Class)

                       ---------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO
                                              ____     ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of shares held by non-affiliates was approximately $91,443,696 on October 9, 1995, when the last sales price of the Registrant's Common Stock, as reported in the Nasdaq National Market System, was $15.75.

     As of October 9, 1995, the Company had outstanding 6,833,926 shares of Common Stock.

                       ---------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                                    PART I

ITEM 1.  BUSINESS

GENERAL

     Sheldahl is a leading producer of high quality flexible printed circuitry and flexible laminates principally for sale to the automotive electronics and datacommunication markets. Flexible circuitry is used to provide electrical connection between components and electronic systems and also as a substrate to support electronic devices. Flexible circuits consist of polyester or polyimide film to which copper foil is laminated and processed through various imaging, etching and plating processes. Flexible circuits can be further processed by surface mount attachment of electronic components to produce an interconnect assembly. Flexible circuits provide advantages over rigid printed circuit boards by accommodating packaging contour and motion and reducing size and weight. According to industry sources, the worldwide market for flexible circuitry is estimated to increase from $1.7 billion in 1995 to $2.2 billion by 1998.

     The Company recently introduced three high performance products based on proprietary thin film technology: Novaclad, ViaGrid and high density substrates. These emerging products provide substantial benefits compared to traditional flexible circuits, including the capability for very fine circuit traces (down to 1 mil, or .001") as well as greater heat tolerance and dissipation. The Company has designed its Novaclad and ViaGrid products to be used as a base material for high performance printed circuits. The Company has developed its high density substrates to enable integrated circuit ("IC") manufacturers to package future generations of ICs economically by attaching the silicon die to a high density substrate manufactured by the Company or other circuitry manufacturers using the Company's Novaclad or ViaGrid products. As ICs are becoming increasingly powerful, they produce more heat and require a greater number of connections to attach the silicon die, placing substantially greater demands on IC packaging materials. The Company believes the growth of the IC market, together with increasing silicon die connection densities, will provide an attractive market opportunity for its emerging products. The Company is investing approximately $38 million in an advanced production facility ("New Production Facility") to produce its emerging products in commercial volumes. This New Production Facility, located in Longmont, Colorado, is scheduled to be operational in April 1996.

     In 1989, management developed a new business strategy focused on achieving a leading position supplying flexible circuits to the automotive electronics market and sales to automotive customers have increased at a compound annual rate of 24.6% since fiscal 1989. Industry sources estimate that the average electronic content per automobile has grown from approximately $1,200 in 1990 to approximately $1,700 in 1995 and is projected to grow to approximately $2,400 in 2000. Based on the Company's historical growth in sales to automotive customers, as well as product design work already completed for the 1996 and 1997 model years, the Company believes that automotive demand for flexible circuits is likely to grow at a greater rate than overall demand for automotive electronics. The Company's flexible circuits and flexible laminates are incorporated into vehicles manufactured by Chrysler, Ford, General Motors, Honda and Toyota.

RECENT DEVELOPMENTS


     The Company has recently initiated various strategic relationships to further position itself to achieve its goal of being the leading worldwide supplier of high quality flexible printed circuitry, flexible laminates and high density substrates serving the needs of the datacommunication and automotive electronics markets. These recent strategic relationships include:

     Texas Instruments Semiconductor Program. In August 1995, the Company began a program with Texas Instruments Corporation ("Texas Instruments") to develop an advanced IC package using "Ball Grid Array" technology in which the silicon die is attached to the Company's high density substrate which in turn is placed on an array of small solder balls forming the base of the package. In addition to providing increased performance, the Ball Grid Array replaces the fragile leads which extend from the perimeter of current IC packages, resulting in improved assembly yields and reduced size. See "--Business Strategy" and "--Sales and Customer Support--Emerging Products."

     Mentor Graphics Agreement. In June 1995, the Company signed a joint marketing agreement with Mentor Graphics Corporation ("Mentor Graphics"), a worldwide leader in providing electronic design automation tools and professional services for use in designing printed circuits. The Company believes that many potential purchasers of the Company's new ViaGrid product already use Mentor Graphics' design tools and that the Company's relationship with

Mentor Graphics will facilitate the Company's ability to market ViaGrid to these customers. Mentor Graphics has developed software specifically for designing advanced packaging and other printed circuitry solutions incorporating ViaGrid and will offer this MCM Station(R) software, together with training and customer support, to printed circuit manufacturers. Mentor Graphics will also offer contract design services, using the MCM Station(R) software, to printed circuit manufacturers. The Company expects this relationship to provide printed circuit manufacturers with access to comprehensive design solutions to enable them to manufacture custom designed circuits using ViaGrid as a base material. See "-- Business Strategy" and "--Sales and Customer Support--Emerging Products."

     Joint Venture With Morton International, Inc. In August 1995, the Company signed a letter of intent with the Electronic Materials Group of Morton International, Inc. ("Morton"), a worldwide leader in supplying specialty chemicals and equipment to the printed circuit and photochemical machining industries. Under the terms of the letter of intent, Morton and the Company would form a joint venture in which each party would have a 50% ownership interest. The joint venture would have exclusive worldwide rights to market the Company's new ViaGrid product to printed circuit manufacturers through Morton's direct sales force. The Company would retain the right to use ViaGrid in the manufacture of high density substrates. The letter of intent contemplates that the joint venture would be obligated to purchase certain minimum quantities of ViaGrid from the Company on a take-or-pay basis, with the joint venture having a royalty bearing license to establish separate manufacturing capacity if certain sales volumes are exceeded. The Company believes that its access to Morton's direct sales force through the joint venture, together with the design software and services offered pursuant to the Company's joint marketing agreement with Mentor Graphics, will enable the Company to offer ViaGrid and the design capabilities necessary to utilize ViaGrid to a significantly larger number of printed circuit manufacturers than the Company would be able to reach independently. There can be no assurance that the Company will sign a definitive joint venture agreement with Morton, or that the terms of any definitive agreement will be as contemplated by the letter of intent. See "-- Business Strategy" and "--Sales and Customer Support--Emerging Products."

     ViaGrid Beta-Test Sites. In June 1995, the Company established ViaGrid beta-test sites with two manufacturers that design and fabricate printed circuits. The beta-test sites have been established to allow these manufacturers to test processes and equipment necessary to design and manufacture circuitry utilizing ViaGrid materials. The Company's objective is to establish these circuit manufacturers as examples for other potential customers of the feasibility and advantages of converting their manufacturing processes to use ViaGrid and thereby generate more customers and more demand for the Company's emerging ViaGrid product. See "--Sales and Customer Support-- Emerging Products."

     ARPA Programs. In September 1995, the Advanced Research Projects Agency of the U.S. Government ("ARPA") agreed to extend its commitment to a consortium (the "ARPA Consortium") managed by the Company and formed in fiscal 1994 to develop a high density, low-cost, Multi-Chip Module (a high performance IC package containing more than one silicon die) using Novaclad as the base material. Pursuant to its original commitment to the ARPA Consortium, ARPA provided $13.8 million in funding to the ARPA Consortium (of which $7.4 million was received by the Company) and has agreed to fund an additional $2.7 million (of which $2.1 million would be received by the Company), subject to the completion of certain milestones. In connection with its extension of the ARPA Consortium project, ARPA has agreed to recommend for funding an additional approximately $2.0 million to the ARPA Consortium (of which approximately $1.4 million would be received by the Company) for the development of multi-layer circuits made from the Company's high density substrates. In fiscal 1995, the Company was chosen to supply high-density substrates for consortia managed by National Semiconductor Corporation and formed to develop (i) low-cost plastic packaging and (ii) an IC attachment technique for a silicon die without using wires, known as a "flip chip". ARPA has agreed to provide $9.6 million in funding for these consortia (of which $1.1 million would be received by the Company), subject to the completion of certain milestones. See "--Business Strategy" and "--Research and Development."

     Coors Electronic Ceramic Packaging Program. In March 1995, the Company began a joint program with Coors Electronic Packaging Company ("Coors Electronic"), one of the leading producers of high-performance ceramic packages for ICs. The Company and Coors Electronic plan to develop ceramic packages in which a silicon die is attached to the Company's high density substrate and then
placed on a ceramic base.   These new IC packages are designed to combine the
performance of the Company's high density substrates with the durability and other advantages of a ceramic base. The new IC packages would be marketed by Coors Electronic for use in packaging many different semiconductor devices, such as memory chips and microprocessors, with increased density, speed, durability and cost savings. See "--Business Strategy" and "--Sales and Customer Support-- Emerging Products."

INDUSTRY BACKGROUND

     Electronics Industry Trends. Over the past decade, consumers and original equipment manufacturers have demanded electronic products providing dramatically increased performance accompanied by significantly reduced size, weight and cost. These factors have forced electronic systems manufacturers to produce smaller, lighter and higher performing components while reducing their costs in
order to remain competitive.   Flexible circuitry contributes to the ability of
electronic systems manufacturers to accomplish these objectives.

     Flexible Circuitry. Flexible circuits and interconnect assemblies are used to provide electrical connection between components and electronic systems and also as a substrate to support electronic devices. The electronics industry has historically relied upon rigid printed circuit boards as the predominant interconnect substrate due to their relatively low cost and widespread availability. However, electronics systems manufacturers are increasingly demanding flexible circuits and interconnect assemblies. Due to their mechanical flexure, flexible circuits provide advantages over rigid printed circuit boards by readily accommodating packaging contour and motion. In addition, flexible circuits can be used to reduce or eliminate the size, weight and expense of (i) rigid circuit boards when the flexible circuit serves as the primary substrate to which components are attached and (ii) connectors, cables and other components when flexible circuits are directly attached to other substrates or subsystems within the system.

     Flexible printed circuits are manufactured from a base of polyester or polyimide film to which copper is laminated. This laminate is then processed through various imaging, etching and plating processes to produce a flexible printed circuit. The flexible circuit can be further modified by processes such as surface mount assembly, wave soldering, connector and terminal staking, custom folding and stiffening to produce an interconnect assembly. The worldwide interconnect market in 1995 is estimated by BPA (Technology and Management) Ltd. ("BPA"), an independent research organization, to be $26.3 billion, of which $1.7 billion represents the flexible circuitry market. BPA estimates that the flexible circuitry portion of the market will grow to $2.2 billion by 1998.

     Currently, a new generation of thin film flexible circuitry is emerging which offers higher circuit density (with very fine circuit traces down to 1 mil, or .001") and greater heat resistance and dissipation than traditional flexible circuits. These new high density substrates are fabricated from thin film laminates formed by depositing copper directly to a polyimide film, without the use of an adhesive, using vacuum, sputtering or other deposition techniques. The greater circuit density and thermal properties of these high density substrates are well suited to demanding applications including IC packaging and harsh under-the-hood automotive environments.

     Datacommunication Market.   The datacommunication market includes
components for such product applications as wireless communications, computers, digital telephones, facsimile machines and high frequency data transmission.
The Company is focusing on the IC packaging portion of the datacommunication market, believing that market trends in IC packaging will lead to significant demand for emerging high density substrates. ICs have historically been packaged by connecting the silicon die to a lead frame or by bonding the silicon die to an interconnect substrate using fine wires. As ICs are becoming increasingly powerful, they produce more heat and require a significantly greater number of connections to attach the silicon die, placing substantially greater demands on the IC packaging materials. For instance, a typical IC five years ago required up to approximately 80 connections to the silicon die, whereas typical ICs today require up to approximately 250 connections, and five years from now industry sources project that ICs may require over 1,000 connections. Further IC packaging demands arise when multiple silicon dies are integrated into one powerful package, known as a "Multi-Chip Module."

     Based on discussions with IC manufacturers as well as industry studies, the Company believes that the traditional lead frame and wire bonding techniques in many cases cannot meet the increased connection density requirements of the future generations of ICs, and that IC manufacturers are currently seeking new packaging technologies which provide high connection densities and heat tolerance at an economical cost per connection. The Company believes that the high connection density and heat dissipation characteristics of its emerging high density substrates will enable IC manufacturers to package powerful ICs at an economical cost per connection. Other technologies currently available for high density IC packaging, including ceramic and deposited substrates, are generally available only at substantially greater costs than high density substrates fabricated from thin film flexible laminates. According to VLSI Research Inc., the number of high density IC packages requiring more than 256 connections to the silicon die has increased from an estimated 240 million in 1990 to an estimated 777 million in 1995, and is projected to increase to 3.7 billion in 2000, representing a compound annual growth rate of 36.9% between 1995 and 2000.

     Automotive Electronics Market. The Economist Intelligence Unit Ltd. ("EIU") estimates that the average electronic content per automobile has grown from approximately $1,200 in 1990 to approximately $1,700 in 1995 and is projected to grow to approximately $2,400 in 2000. These increases result as automobile manufacturers use electronics to increase vehicle performance while reducing size, weight and overall vehicle manufacturing and assembly costs. Within the automotive electronics market, flexible circuitry provides cost effective solutions for a wide variety of applications including dashboard instrumentation, electronic control units, steering wheel controls, power distribution, sensors, anti-lock brakes and other electronic systems, many of which are increasingly being designed into vehicle models. Based on the Company's historical 24.6% compound annual growth rate in sales to automotive customers since fiscal 1989, as well as product design work already completed for the 1996 and 1997 model years, the Company believes that automotive demand for flexible circuits is likely to grow at a greater rate than overall demand for automotive electronics. In addition to the growing demand for flexible circuitry in the automotive electronics market, automotive production cycles generally last three to five years, providing a relatively predictable source of demand once a flexible circuit is designed into a specific vehicle model or vehicle platform.

BUSINESS STRATEGY

     The Company's goal is to be the leading worldwide supplier of high quality flexible printed circuitry, flexible laminates and high density substrates serving the needs of the datacommunication and automotive electronics markets. To meet this goal, the Company has developed a business strategy focused on the following elements:

     . Capitalize on Emerging Products and Market Opportunities. The Company is focused on effectively commercializing and achieving market acceptance of its emerging Novaclad, ViaGrid and high density substrate products. Based on the evolution of IC packaging, the Company believes there are significant market opportunities for its emerging products, which provide for high-density, high-performance and low-cost packaging solutions. The Company currently has over 40 designs utilizing its high density substrates in process, of which approximately 10 have been developed through the prototype stage, with such customers as Texas Instruments, ASAT, Motorola, Coors Electronic and National Semiconductor. The Company's objective is to achieve market acceptance and validation of its high density substrates, which it believes will lead to market demand for direct sales of its Novaclad and ViaGrid products to the printed circuit industry. The Company also believes that its alliances with Morton and Mentor Graphics will accelerate market acceptance of ViaGrid by assisting printed circuit manufacturers in implementing the design and manufacturing processes to incorporate ViaGrid into their products. See "--Recent Developments," "--Emerging Products" and "--Sales and Customer Support --Emerging Products."

     . Leverage Strategic Relationships to Increase Market Penetration. The Company has developed a number of strategic alliances and intends to continue to leverage its technical, marketing and financial resources through strategic relationships. The Company believes these strategic relationships allow the Company to shorten new product development cycles, facilitate marketing efforts and benefit from the extensive resources of the Company's strategic partners, such as those developed through the ARPA Consortium. See "--Recent Developments," "--Emerging Products" and "--Sales and Customer Support--Emerging Products."

     . Increase Penetration of Growing Automotive Electronics Market. The Company intends to build upon its position as a leading supplier of flexible circuits and interconnects to the growing automotive electronics industry. Since fiscal 1989, the Company's sales of automotive component products have increased at a compound annual rate of 24.6%. The Company believes it will continue to increase its sales to automotive customers, on the basis that its leadership position, manufacturing capabilities and established relationships will enable it to increase the number of component product applications in each vehicle and the number of vehicle models and vehicle platforms utilizing its products. See "--Current Products."

     . Focus on Advanced Manufacturing Capabilities and Product Quality. The Company has made significant investments to enhance its manufacturing capacity and product quality and will continue to invest in advanced manufacturing capabilities to meet the anticipated demands for its products at a competitive cost. Since fiscal 1992, the Company has doubled the manufacturing capacity of its existing products, and by April 1996 the Company expects to have invested approximately $38 million in the New Production Facility in Longmont, Colorado. In addition, the Company believes that its roll-to-roll manufacturing processes allow it to produce a large volume of high quality flexible laminates and circuits at a competitive cost. See "--Manufacturing."

     . Emphasize Product and Process Improvements and New Product Applications. The Company believes its ability to develop improved products and processes and new product applications will enhance the Company's growth opportunities. Sheldahl's 38-person research and development team focuses its efforts on proprietary flexible materials and processes that have a broad range of applications and offer superior performance, quality and cost. The Company has focused its recent development efforts on its Novaclad, ViaGrid and high density substrate products and the associated manufacturing processes. Although these products are targeted primarily for the datacommunication market, the Company has also integrated Novaclad into electronic component products for the automotive electronics market. See "--Research and Development."

EMERGING PRODUCTS

     The Company has recently introduced three new proprietary products to achieve a technical and competitive advantage and create new sales opportunities, especially in the datacommunication market. The Company currently is equipping its New Production Facility in Longmont, Colorado to manufacture these products in commercial quantities. These products are summarized below.

     Novaclad. Novaclad is a thin and flexible adhesiveless copper laminate used in the design and manufacture of flexible interconnects and high density substrates. Novaclad consists of a polyimide film onto which copper has been deposited on both sides, in a vacuum, without an adhesive. After the vacuum deposition process, additional copper is plated onto the laminate to achieve a desired thickness of copper ranging from 5 microns to 35 microns (a micron is one-millionth of a meter). Novaclad provides a number of important benefits when compared to traditional adhesive-based laminates, including the capability for finer circuit traces (down to 1 mil, or .001") and corresponding higher circuit density, greater heat tolerance and dissipation, improved signal speed and impedance control, increased dimensional stability, resistance to chemicals and greater durability. Because of these characteristics, the Company believes that Novaclad is a cost-effective, high-performance solution for a broad range of interconnect systems, especially high density substrates for IC packages and Multi-Chip Modules. Since fiscal 1993, the Company has produced Novaclad in limited quantities at its Northfield, Minnesota facility. In fiscal 1995, the Company sold $6.3 million of Novaclad-based flexible circuits, primarily for harsh, under-the-hood automotive applications where Novaclad's heat tolerance and chemical resistance characteristics provide superior performance.

     ViaGrid. ViaGrid is a higher-value-added form of Novaclad with pre-drilled small holes, or vias, measuring down to 1 mil (.001") in diameter. ViaGrid is designed to be sold in rolls or sheets to printed circuit manufacturers as a base material for the manufacture of high density substrates. The vias, which are plated through with copper, enable the transmission of electrical currents between the two sides of the laminate. The combination of thin copper traces and very small vias permits the design of circuits that are up to six times more dense than current flexible circuitry technology. Because of its adhesiveless character, ViaGrid provides all of the benefits of Novaclad. Additionally, ViaGrid is pre-coated with a photoresist. The combination of these characteristics allow circuit fabricators the opportunity to eliminate several costly processing steps in the manufacture of printed circuits.

     The Company will market ViaGrid in both standard and custom via arrays. Design software has been developed with Mentor Graphics through the ARPA Consortium. This software, in addition to Mentor Graphics' professional design services, will allow printed circuit manufacturers to design the layout of their circuitry around the standard via array, thus providing a less expensive solution than a custom via array. Custom via arrays can be designed using Mentor Graphics' MCM Station(R) software and manufactured with the Company's laser via generation process. The Company believes ViaGrid provides solutions for a variety of applications, including high density interconnects, IC packages and Multi-Chip Modules. The Company believes there is also an opportunity for rigid printed circuit manufacturers to mount ViaGrid-based circuits to rigid circuit boards and to use ViaGrid as an interlayer in multi-layer circuit boards, in a cost effective manner for applications requiring dense circuitry.

     High Density Substrates.   The Company uses ViaGrid in the manufacture of
high density substrates primarily for IC packages. The material properties of ViaGrid allow for the design of very dense circuitry patterns which enable IC designers to improve the processing capabilities of ICs by increasing the number of connections to the silicon die in a similar or reduced amount of physical space, while reducing the cost per connection. The Company's high density substrates enhance signal speed as traces are very smooth and fine while the dimensional stability of the substrate is maintained. These features allow the Company's high density substrates to be designed into Ball Grid Array, pin grid array and other high density IC packages.

     The Company's strategy is to target the high density segment of the market for IC packaging and Multi-Chip Module applications where circuit densities using ViaGrid can be reduced to as small as 1 mil ( .001") traces and vias. As the market for high density substrates develops and creates a demand for alternate manufacturing capacities, the Company will consider licensing the manufacturing process of its high density substrates to leverage the market demand for its ViaGrid product. The Company currently has over 40 high density substrate designs in process, of which approximately 10 have been developed through the prototype stage, with such customers as Texas Instruments, ASAT, Motorola, Coors Electronic and National Semiconductor.

     Other Emerging Products. The Company produces a proprietary Z-Link adhesive product that interconnects two electrical layers and is used in the fabrication of multi-layer circuits. The Z-Link adhesive conducts electricity in only one direction, the "Z" or vertical direction. The Company, through the ARPA Consortium, is working to further develop the Z-Link technology for use in Multi-Chip Modules. See "--Research and Development."

CURRENT PRODUCTS

     The Company's current products include flexible printed circuitry and interconnect systems, flexible laminates and miscellaneous fabricated products. The following table summarizes representative customers and representative applications for the Company's primary current products:


                                        REPRESENTATIVE                  REPRESENTATIVE
            PRODUCT                       CUSTOMERS                      APPLICATIONS
-------------------------------------------------------------------------------------------------
Flexible Printed Circuitry and    Ford, General Motors        Dashboard instrumentation, sound
 Interconnect Systems                                         systems, other automotive controls
-------------------------------------------------------------------------------------------------
                                  Molex, Motorola             Automotive electronic control units
-------------------------------------------------------------------------------------------------
                                  Saturn Industries, Siemens  Power distribution units
-------------------------------------------------------------------------------------------------
                                  Honeywell Microswitch       Automotive sensors
-------------------------------------------------------------------------------------------------
                                  ITT Teves                   Anti-lock brake systems
-------------------------------------------------------------------------------------------------
                                  Polaroid                    Instant cameras
-------------------------------------------------------------------------------------------------
                                  Hewlett Packard, Texas      Printers
                                  Instruments
-------------------------------------------------------------------------------------------------
                                  Key Tronic Corp., Texas     Notebook computers
                                  Instruments
-------------------------------------------------------------------------------------------------
                                  Northern Telecom            Telecommunications equipment
-------------------------------------------------------------------------------------------------
Flexible Laminates                Methode, Morton, TRW        Air bags
-------------------------------------------------------------------------------------------------
                                  Parlex, AMP                 Flexible circuits and cable
                                                              assemblies
-------------------------------------------------------------------------------------------------
                                  3M, Norton                  Abrasive belt tape
-------------------------------------------------------------------------------------------------
                                  Lockheed                    Satellite insulation
-------------------------------------------------------------------------------------------------

     Flexible Printed Circuitry and Interconnect Systems. The Company manufactures flexible printed circuitry and interconnect systems using traditional adhesive-based and emerging Novaclad laminates. The Company's flexible printed circuitry is typically manufactured in an efficient roll-to-roll process from polyester or polyimide film to which copper is laminated. The laminate is processed through various imaging, etching and plating processes and then selectively protected with a dielectric covering to produce a flexible printed circuit. Automated screen printing and photo imaging processes produce single-sided and double-sided flexible circuits, with lines and spaces down to 8 mils (.008") in width. The Company uses its emerging Novaclad laminate to produce high performance flexible circuits primarily for demanding under-the-hood automotive applications which require greater circuit density, enhanced heat and chemical resistance and dimensional stability. In fiscal 1995, Novaclad-based products represented approximately $6.3 million, or 6.6%, of the Company's net sales.

     All of the Company's flexible printed circuits are electronically tested prior to shipping. Additionally, the Company offers value-added processing, including surface mount assembly, wave soldering, connector and terminal staking, custom folding, stiffening, application of pressure-sensitive adhesive and hand soldering, in order to deliver a ready-to-use interconnect system to the end customer. The Company targets applications where increased performance, reduced size and weight, ability to accommodate packaging contours or a reduction in the number of assembly steps is desired to reduce the customer's overall cost. Flexible printed circuitry and interconnect systems, including Novaclad-based products, accounted for $64.4 million, or 67.6%, of the Company's net sales for fiscal 1995.

     Flexible Laminates. The Company's flexible laminate products consist of adhesive-based tapes and other flexible laminates used in a variety of applications in the datacommunication market, moisture barrier tape and flat cable tape used in automobile air bag systems, splicing tape used in the manufacture of commercial and industrial sandpaper belts and thermal insulating blankets used primarily in the aerospace/defense market for satellites. The Company produces its flexible laminates using coating, laminating and vacuum metalizing processes. Coating involves applying chemicals or adhesives to a thin flexible material while laminating consists of combining two or more materials through application of heat and pressure. Vacuum metalizing typically involves placing a metal onto a thin film, foil or fabric, by evaporation, sputtering or pattern deposition. The Company's flexible laminates provide extended flexibility, strength, conductivity, durability and heat dissipation. The Company consumes approximately one-half of the flexible laminates it produces in the manufacture of flexible printed circuitry and interconnect systems. Flexible laminates accounted for $24.0 million, or 25.2%, of the Company's net sales for fiscal 1995.

     Miscellaneous Fabricated Products. Based on the Company's historical expertise in developing unique applications for a variety of materials, the Company also designs and manufactures special fabrications employing technical capabilities of thermoforming, embossing, sealing, slitting and sheeting. The Company's fabricated products include static shielding materials, insulation blankets, environmental closures, space inflatibles and multi-layer insulation and are primarily for use in the aerospace/defense and datacommunication markets. Miscellaneous fabricated products accounted for $3.1 million, or 3.3%, of the Company's net sales for fiscal 1995.

SALES AND CUSTOMER SUPPORT

     The Company's sales and customer support efforts are directed by three lead product managers who are responsible for defining target markets and customers, strategic product planning and new product introduction. These product managers supervise a sales force of 16 account managers and over 60 engineers, technicians and customer support personnel. The Company employs a team approach led by account managers who work extensively with the Company's customers at the design stage, seeking to influence product designs and applications, particularly in the automotive and emerging datacommunication products areas. The Company believes that its close ties with customers at all stages of a project distinguish it from many competitors who manufacture products according to customer specifications without providing significant design, technical or consulting services. Account managers also coordinate appropriate design, research and development, engineering, order fulfillment and other personnel to support customer needs. To supplement its direct sales efforts, the Company uses domestic and international distributors. The cornerstone of the Company's sales and customer support strategy is to provide superior customer service, from prompt and efficient technical support to rapid processing and delivery of prototype and production orders through its electronic data interchange and just-in-time delivery capabilities.

     Emerging Products. To gain market acceptance of its Novaclad, ViaGrid and high density substrates, the Company's strategy is to (i) develop the market by educating customers as to the advantages of these products, (ii) provide customers with design capabilities to use the products and (iii) partner with significant IC packaging manufacturers to prove the capabilities of the products, as summarized below:

     . Market Development. The Company's initial efforts to develop the market for its emerging products involved the formation in fiscal 1994 of the ARPA Consortium, which has been managed by the Company. The Company has also established ViaGrid beta-test sites with manufacturers that design and fabricate printed circuits. In August 1995, the Company signed a letter of intent to form a joint venture with Morton, under which the joint venture would market ViaGrid to printed circuit manufacturers through Morton's direct sales force. The Company expects this joint venture to accelerate market acceptance of ViaGrid by utilizing Morton's industry presence, extensive customer network and process expertise in the printed circuit board industry. The Company is marketing Novaclad to manufacturers that convert flexible materials into interconnect systems through the Company's direct sales force and to U.S. and European distributor networks. The Company also intends to seek distribution arrangements for Novaclad in Asia. See "--Recent Developments" and "--Research and Development."

     . Design Support. In June 1995, the Company signed a joint marketing agreement with Mentor Graphics, a leader in worldwide electronic design automation tools and professional services for use in designing printed circuits, pursuant to which Mentor Graphics will offer the Company's customers

        Mentor Graphics' MCM Station(R) software, customer support and contract design services. To the extent such services contribute to ViaGrid sales, Mentor Graphics will be entitled to a royalty based on such sales under the terms of the agreement. The Company expects this relationship to provide circuit manufacturers with access to comprehensive design solutions to enable them to manufacture custom designed, high density substrates using the Company's ViaGrid product as a base material. See "--Recent Developments."

     . IC Packaging Partners. The Company has entered into strategic alliances with Texas Instruments and Coors Electronic to develop IC packages incorporating the Company's high density substrates. The Company and Texas Instruments have agreed to jointly develop Ball Grid Array IC packages using the Company's high density substrates. Under the Company's development initiative with Coors Electronic, the parties will develop ceramic packages for ICs using the Company's high density substrate. The Company currently has over 40 high density substrate designs in process with Texas Instruments, Coors Electronics and other customers, including Motorola, National Semiconductor and ASAT. Approximately 10 of these designs have been developed through the prototype stage. The Company believes that successful applications of its high-density substrates will, in turn, increase demand for its Novaclad and ViaGrid products. See "--Recent Developments."

     Automotive Electronics. In the automotive electronics market, the Company has enjoyed increasing sales through its strategy of working very closely with its customers beginning at the design stage. In 1989, the Company opened a technical design and sales office in Detroit, Michigan which is currently staffed with 15 engineers, designers and sales personnel in order to provide automotive customers with comprehensive support. In fiscal 1995, 15.9%, 6.6% and 4.3% of the Company's net sales went to multiple sourcing locations of Ford Motor Company, Motorola, Inc. and Delco Electronics Corporation (a division of General Motors Corporation), respectively. The Company also provides products, through first-tier suppliers, to Chrysler and the U.S. operations of Honda and Toyota.

     International. The Company works with European manufacturers and suppliers and has had a sales presence in Europe since February 1992, including its current sales office in Paris, France. The Company supplements its direct sales efforts with independent manufacturers' representatives and distributors in Europe and Asia, principally for flexible laminates. The Company's export sales during fiscal years 1993, 1994 and 1995 were $7.8 million, $7.6 million, and $11.1 million, respectively.

MANUFACTURING

     The Company manufactures and assembles its products in Northfield, Minnesota, Aberdeen and Britton, South Dakota, and is in the process of implementing operations in the New Production Facility in Longmont, Colorado. The Company focuses on quality in its manufacturing efforts, and believes that its vertically-integrated manufacturing capabilities enhance its ability to control product quality. The Company has been a qualified supplier to various automotive manufacturers for many years and has commenced ISO 9001 certification, targeting completion of the accreditation process by early 1996.

     Current Products.   The Company uses a continuous roll-to-roll
manufacturing process to produce a large volume of high-quality flexible laminates efficiently using coating, laminating and vacuum metalizing
techniques.   The Company consumes approximately one-half of the flexible laminates it produces for the manufacture of printed circuitry and interconnect systems. The Company converts flexible laminates into printed circuitry principally by screen printing and etching an image onto a flexible laminate and by photoimaging and developing circuit patterns onto flexible laminates. The Company believes its flexible circuit manufacturing equipment at its Northfield, Minnesota facilities has the capacity to support substantial production increases with only selective incremental capital investment. The Company processes certain of its flexible printed circuitry into interconnect systems. Process capabilities include surface mount assembly, wave soldering, connector and terminal staking, custom folding, stiffening, application of pressure-sensitive adhesive and hand soldering. Substantially all of these interconnect assembly functions are performed at the Company's facilities in Aberdeen and Britton, South Dakota.

     Emerging Products. To manufacture its emerging products, the Company is constructing and equipping the New Production Facility in Longmont, Colorado, based on the results of its testing and production activities at a pilot plant in Longmont established in July 1994. In August 1995, the Company completed construction of the 102,000 square foot building for the New Production Facility. The manufacturing process at the New Production Facility will include a series of integrated roll-to-roll processes consisting of metalization, via generation, plating, photoimaging, developing, selective
etching and electrical testing.   The Company has ordered each critical piece of
production equipment and has scheduled delivery, installation and process validation testing to enable the facility to be operational in April 1996. The initial annual production capacity of the new facility is expected to be approximately 2.0 million square feet of Novaclad, approximately 250,000 square feet of ViaGrid and approximately 500,000 square feet of high density substrates. The facility has been designed to allow for expansion in increments of approximately 500,000 square feet of finished product, consisting of varying amounts of ViaGrid and high density substrates. The Company's investment in the New Production Facility, including the site, building and equipment purchased or leased by the Company, is expected to total approximately $38 million. In connection with its proposed joint venture with Morton, the Company has agreed to increase its annual capacity of ViaGrid for sale to the joint venture by 750,000 square feet upon payment by the joint venture of a non-refundable fixed license fee. The Company has also agreed to grant the joint venture a royalty bearing license to manufacture ViaGrid at such time as the joint venture requires additional capacity. See "--Recent Developments."

     China Joint Venture. The Company currently has no foreign manufacturing or assembly operations. However, in August 1995, the Company entered into various agreements to form a joint venture in Jiujiang Jiangxi, China with Jiangxi Changjiang Chemical Plant and Hong Kong Wah Hing (China) Development Co., Ltd. Under the agreements, the Company will license certain technology to the joint venture, provide certain technical support, receive a 20% ownership interest in the joint venture, receive cash payments totaling up to $900,000 upon completion of certain milestones, and receive a royalty on products sold by the joint venture. The joint venture is being established to manufacture flexible adhesive-based laminates and associated cover film tapes in China. Under the terms of the agreements, the joint venture will market these products in China, Taiwan, Hong Kong and Macau and the Company will market the products produced by the joint venture in all other markets. The Company does not expect manufacturing under this joint venture to commence until fiscal 1999. Formation of the joint venture is subject to approvals from government agencies which, as of the date of this Prospectus, are in progress but have not yet been obtained.

RESEARCH AND DEVELOPMENT

     Sheldahl's recent research and development efforts, through its 38-person research and development team, have focused on opportunities presented by the demand for higher density and thinner packaging for electronic devices. The Company has also identified within its core technologies other opportunities for participation in the trend towards miniaturization within the electronics industry and has pursued these opportunities independently and through various consortia.

     In fiscal 1994, the ARPA Consortium was organized to develop a high-density, low-cost Multi-Chip Module utilizing Novaclad as the base material. The ARPA Consortium is comprised of a vertically-integrated team of non-competing companies, including four systems integrators (Silicon Graphics, Inc., Wireless Access, Inc., Hughes Missile Systems Company and Delco Electronics), a computer-aided design company (Mentor Graphics), a prototype company (Litronic Industries), a materials manufacturer (Sheldahl) and an assembly company (Jabil Circuit, Inc.). The ARPA Consortium has achieved various milestones, including validation of each of the essential processes for production of the Company's high-density substrates as a base material for low-cost Multi-Chip Modules. Due, in part, to the rapid development of very high density IC packages and Multi-Chip Modules, advanced multi-layering technology is being increasingly demanded by the market. In September 1995, ARPA agreed to extend its commitment to the consortium for the expansion of development of this technology using the Company's Z-Link adhesive or other multi-layering technologies. In addition to the ARPA Consortium, the Company also participates in various other consortia, including consortia managed by National Semiconductor and formed to develop (i) low-cost plastic packaging and (ii) an IC attachment technique for a silicon die without using wires, known as a "flip chip." See "--Recent Developments," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 of Notes to Consolidated Financial Statements.

     The Company seeks to expand its resources and knowledge base through technical alliances with other companies. Pursuant to a cross license agreement, Sheldahl and Sumitomo Bakelite Co., Ltd. ("Sumitomo") have exchanged research and development personnel during the past eight years, and Sumitomo fabricates certain circuits for the Company. Sumitomo and the Company have also conducted joint material design experiments and Sumitomo has introduced the Company to potential suppliers and customers. In addition, in August 1994, Sheldahl acquired a significant minority ownership interest in Sidrabe Joint Stock Company ("Sidrabe"), a newly privatized vacuum deposition developmental company located in Riga, Latvia for an investment of $453,000. Sidrabe historically was a developmental agency for the former Soviet Union's military and aerospace programs, specializing in the design and production of vacuum deposition equipment. With the Company's ownership position in Sidrabe, the Company received worldwide rights to some key elements of Sidrabe technology and the Company has access to Sidrabe's scientific and technical personnel with extensive product and process expertise. The Company has also purchased certain manufacturing equipment from Sidrabe.

SUPPLIERS

     The Company qualifies strategic suppliers through a Vendor Certification Program which limits the number of suppliers to those who provide the Company with the best total value and quality. The Company closely monitors product quality and delivery schedules. During the last five years, the Company has not experienced significant shortages of raw materials. The Company currently depends, however, on one supplier for the polyimide film which serves as a base for the Company's Novaclad, ViaGrid and high density substrate products. This supplier currently manufactures this polyimide film at a single manufacturing facility. In addition, the Company has experienced delays in delivery of certain laser via generation equipment currently available from only one supplier. Certain other materials and plating processes used by the Company in the manufacture of its products are currently obtained from single sources.

COMPETITION

     The Company's business is highly competitive with principal competitive factors being product quality, performance, price and service. The Company believes its vertical integration, which allows it to control product quality and manufacturing efficiencies better than many of its competitors, is a competitive advantage. Sheldahl's competitors include materials suppliers, flexible and rigid circuit manufacturers, as well as electronics manufacturers who produce their own materials and interconnect systems. Some of the Company's competitors have substantially greater financial and other resources than the Company. The Company's primary competitors with respect to its flexible printed circuitry and interconnect systems include Pressac Limited (a U.K. company) and Parlex Corp. in the automotive electronics market and Mektec Corp., Fujikura Ltd. (a Japanese company) and ADFlex Solutions, Inc. in the datacommunication market. The Company's primary competition for its flexible laminate products include Rogers Corporation and GTS Flexible Materials, Ltd. (a U.K. company).

     The Company's Novaclad, ViaGrid and high density substrates compete with substrates produced through several alternative processes. These competing products include single-sided, polyimide-based, etched copper laminates produced using various methods of production by Minnesota Mining and Manufacturing, Inc., International Business Machines Corporation and several Japanese companies. The Company believes the production processes required for each of these competing substrates, which include copper sputtering, manual drilling and traditional etching techniques, are inherently more expensive than the Company's method of production and result in products that are not as easily utilized as the Company's emerging products in the design and production of higher-density IC packages. The Company's emerging products also compete with ceramic packaging products produced by companies such as Coors Electronic and Kyocera of Japan, although the Company believes these products are more expensive than the Company's substrate products, and with BT resin-based substrates supplied by companies such as produced by Amkor Electronics and Tessera, which the Company believes are limited in their ability to accommodate increased circuit densities beyond current levels. The Company expects these and other competitors will continue to refine their processes or develop new products that will compete on the basis of cost and performance with the Company's emerging products.

BACKLOG

     The Company's backlog consists of those orders for which the Company has delivery dates. Automotive customers typically provide for four to six weeks of committed shipments while datacommunication customers generally provide for up to eight weeks of committed shipments. The Company's backlog of unshipped orders as of September 1, 1995 and September 2, 1994 was approximately $26.2 million and $17.1 million, respectively. Generally, most orders in backlog are shipped during the following three months. Because of the Company's quick turn of orders to work-in-process, the timing of orders, delivery intervals, customer and product mix and the possibility of customer changes in delivery schedules, the Company's backlog at any particular date may not be representative of actual sales for any succeeding period.

PROPRIETARY TECHNOLOGY

     The Company owns three United States patents for Novaclad and the processes for making Novaclad and five additional applications are pending. Applications are pending for foreign patents on Novaclad in Japan, Canada and the European Patent Office. In addition, the Company has one United States patent and one Canadian patent relating to its Z-Link adhesive product and has been informed that two additionial United States patents relating to Z-Link have been allowed. Federal trademark registrations have been obtained on Novaclad(R), ViaGrid(R), Flexbase(R), Novaflex(R) and Z-Link(R). Sheldahl also relies on internal security and secrecy measures and on confidentiality agreements for protection of trade secrets and proprietary know-how. There can be no assurance that Sheldahl's efforts to protect its intellectual property will be effective to prevent misappropriation or that others may not independently develop similar technology. The Company believes that it possesses adequate proprietary rights to the technology involved in its products and that its products, trademarks and other intellectual property rights do not infringe upon the proprietary rights of third parties.

     The Company was named as a defendant in a patent infringement matter regarding its Novaclad products which was dismissed for lack of jurisdiction in
January 1994 and which has not been commenced elsewhere.   There can be no
assurance that this plaintiff or others will not bring other actions against the Company. The Company is also aware of a patent which may cover certain plated through holes of double sided circuits made of the Company's Novaclad materials. Although no claims have been made against the Company under this patent, the owner of the patent may attempt to construe the patent broadly enough to cover certain Novaclad products manufactured currently or in the future by the Company. The Company believes that prior commercial art and conventional technology, including certain patents of the Company, exist which would allow the Company to prevail in the event any such claim is made under this patent. Any action commenced by or against the Company could be time consuming and expensive and could result in requiring the Company to enter into a license agreement or cease manufacture of any products ultimately determined to infringe such patent.

ENVIRONMENTAL REGULATIONS

     Sheldahl is subject to various federal, state and local environmental laws relating to the Company's operations. The Company's manufacturing and assembly facilities are registered with the U.S. Environmental Protection Agency and are licensed, where required, by state and local authorities. The Company has agreements with licensed hazardous waste transportation and disposal companies for transportation and disposal of its hazardous wastes generated at its facilities. The New Production Facility in Longmont, Colorado has been specifically designed to reduce water usage in the manufacturing process and employs a sophisticated waste treatment system intended to substantially reduce discharge streams. Compliance with federal and state environmental laws and regulations did not have a material effect on the Company's capital expenditures, earnings or competitive position during fiscal 1995. Similarly, fiscal 1996 capital expenditures to comply with such laws and regulations are not expected to be material. The Company believes it is in material compliance with federal and state environmental laws and regulations.

EMPLOYEES

     As of September 15, 1995, the Company employed approximately 1,020 people in the United States and Europe, including 851 in production, 84 in sales, marketing, application engineering and customer support, 38 in research and development and 47 in administration. The production staff consists principally of full-time workers employed in the Company's four currently operating manufacturing and assembly plants. In Northfield, Minnesota, production workers (approximately 406) are represented by the Union of Needletrade, Industrial and Textile Employees, formerly the Amalgamated Clothing and Textile Workers Union (the "Union"), which has been the bargaining agent since 1963. The Company has a three-year collective bargaining agreement with the Union which expires in November 1997. The Company has never experienced a work stoppage and believes that its employee relations are good.

ITEM 2.  PROPERTIES

     The Company owns two manufacturing facilities totaling 305,000 square feet and a 20,000 square foot administration and sales support office in Northfield, Minnesota. The Company also owns the 102,000 square foot New Production Facility in Longmont, Colorado and is leasing a 34,000 square foot pilot plant in Longmont, Colorado under a lease that expires in May 1996. The Company leases a 30,000 square foot assembly facility in Aberdeen, South Dakota and owns a 30,000 square foot assembly facility in Britton, South Dakota. The Company also leases a 3,000 square foot technical sales and design office in Detroit, Michigan and a 900 square foot sales and marketing office in Paris, France. Management believes that all facilities currently in use are generally in good condition, well-maintained and adequate for their current operations. The Company also leases a production facility in Irvine, California which it has subleased to the purchaser of its aviation lighting product line.

ITEM 3.  LEGAL PROCEEDINGS

     The Company was one of several defendants in four related actions venued in the U.S. District Court for the Central District of California and the Superior Court, Orange County, California ("Olen Litigation"). Two of these actions were commenced on November 26, 1992 and June 4, 1992, by Olen Properties Corp., the owner of a building occupied by the Company from 1986 to 1990 (the "Olen Property"), alleging environmental contamination, miscellaneous damage to the facility and loss of rental income. The other two actions were commenced on October 7, 1992 by Donald Investment Co., a defendant in the Olen Litigation and the owner of property adjacent to the Olen Property, alleging that contamination on the Olen Property had migrated onto its property. A separate but related action was commenced March 21, 1994 in District Court, Ramsey County, Minnesota in which the Company and BMC Industries, Inc. ("BMC"), a defendant in the Olen Litigation, each alleged rights of indemnification against the other party relative to certain expenses and damages in the Olen Litigation. Each of these actions was settled and dismissed with prejudice in July 1995 under the terms of an Agreement of Compromise, Settlement and Release (the "Settlement Agreement"). Under the terms of the Settlement Agreement, Sheldahl paid $525,000 in full release of all claims related to the subject matter of the actions.

     In addition, the Company's operations expose it to the risk of certain legal and environmental claims in the normal course of business. The Company believes that these matters will not have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is listed on the Nasdaq National Market under the symbol "SHEL." The following table sets forth the high and low sales prices of the Common Stock for the periods indicated, as reported on the Nasdaq National Market.

                                         HIGH      LOW
                                        -------  -------

FISCAL YEAR ENDED SEPTEMBER 2, 1994:
First quarter.........................  $13-3/4  $ 7-1/2
Second quarter........................   12-1/4    9-1/4
Third quarter.........................   14-3/4    11
Fourth quarter........................   13        8-3/4

FISCAL YEAR ENDED SEPTEMBER 1, 1995:
First quarter.........................   14       10-1/4
Second quarter........................   15-1/2   11-1/2
Third quarter.........................   15-1/4   10-1/2
Fourth quarter........................   19-1/4   11-3/4

     On October 9, 1995, the last reported sales price of the Common Stock was $15.75. At October 1, 1995, there were approximately 1,355 record holders of the Company's Common Stock and an estimated additional 2,650 shareholders who held beneficial interests in shares of Common Stock registered in nominee names of banks and brokerage houses.

     Pursuant to its current credit agreement, the Company is restricted from declaring or paying cash dividends without the consent of the Company's lenders. The Company has never declared or paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its operations and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statements of operations data presented below as of and for the fiscal years ended August 27, 1993, September 2, 1994 and September 1, 1995 and the consolidated balance sheet data as of September 2, 1994 and September 1, 1995 have been derived from the Company's Consolidated Financial Statements included elsewhere in this Prospectus, which have been audited by Arthur Andersen LLP, independent public accountants. The statements of operations data set forth below for the years ended August 30, 1991 and August 28, 1992 and the balance sheet data set forth below at August 30, 1991, August 28, 1992 and August 27, 1993 are derived from audited financial statements not included herein.

                                                                                FISCAL YEAR ENDED
                                                          ------------------------------------------------------------------
                                                           AUGUST 30,    AUGUST 28,  AUGUST 27,   SEPTEMBER 2,   SEPTEMBER 1,
                                                              1991         1992        1993         1994           1995
                                                          -----------    ----------  ----------   -----------    ------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
 Net sales...........................................       $ 86,753      $83,977     $82,102       $88,346          $95,216
 Cost of sales.......................................         68,189       68,476      66,360        69,273           74,752
                                                            --------      -------     -------       -------          --------

 Gross profit........................................         18,564       15,501      15,742        19,073           20,464
                                                            --------      -------     -------       -------          --------

 Expenses:
  Sales and marketing................................          6,356        7,648       7,274         8,014            9,090
  General and administrative.........................          3,835        4,090       4,029         4,153            3,895
  Research and development...........................          1,828        2,171       1,929         2,366            2,270
  Interest...........................................          1,262        1,366       1,023           946              875
                                                            --------      -------     -------       -------          --------

   Total expenses....................................         13,281       15,275      14,255        15,479           16,130
                                                            --------      -------     -------       -------          --------

 Income from continuing operations
  before provision for income taxes..................          5,283          226       1,487         3,594            4,334
 Provision for income taxes..........................          1,000           52          50           800            1,200
                                                            --------      -------     -------       -------          --------
 Income from continuing operations...................          4,283          174       1,437         2,794            3,134

 Cumulative effect of change in method of
  accounting for income taxes (1)....................            571           --          --         1,422             --
 Cumulative effect of change in method
  of accounting for post retirement benefits (2).....             --           --          --          (875)            --
 Loss from discontinued operation (3)................        (11,459)          --          --          (525)            --
                                                            --------      -------     -------       -------          --------

 Net income (loss)...................................       $ (6,605)     $   174     $ 1,437       $ 2,816          $ 3,134
                                                            ========      =======     =======       =======          --------
 Income (loss) per share:
  Continuing operations..............................           $.90         $.04        $.29          $.52             $.45
  Effect of accounting changes for income taxes (1)..            .12           --          --           .26               --
  Effect of accounting change for post-retirement
    benefits (2).....................................             --           --          --          (.16)              --
  Discontinued operation (3).........................          (2.40)          --          --          (.10)              --
                                                            --------      -------     -------       -------          --------
  Net income (loss) per share........................         $(1.38)        $.04        $.29          $.52             $.45
                                                            ========      =======     =======       =======          ========

 Weighted average common shares
  and common share equivalents outstanding...........  .       4,774        4,829       4,950         5,418            6,925
                                                            ========      =======     =======       =======          ========

                                                          AUGUST 30,    AUGUST 28,    AUGUST 27,    SEPTEMBER 2,    SEPTEMBER 1,
                                                             1991          1992          1993           1994            1995
                                                          ----------    ----------    ----------    ------------    ------------
                                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
 Working capital.....................................        $13,287       $10,708       $11,314         $15,942         $16,332
 Total assets........................................         51,480        42,425        44,783          60,320          94,186
 Long-term debt, excluding current portion...........         14,322         9,960        11 433           7,963          33,864
 Total shareholders' investment......................         17,661        17,937        19,448          36,482          40,952

______________________

(1) Effective September 1, 1990, the Company adopted Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes." Effective August 28, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." See Note 6 of Notes to Consolidated Financial Statements.

(2) Effective August 28, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting For Post Retirement Benefits Other Than Pensions." See Note 7 of Notes to Consolidated Financial Statements.

(3) In fiscal 1994, the Company increased its reserve for discontinued operation by $525,000, net of income tax benefits. See Note 8 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL

     The Company is a leading producer of high quality flexible printed circuitry and flexible laminates, primarily for sale to the automotive electronics and datacommunication markets. The Company's basic materials technology was originally developed for the United States Space Program. In the late 1960's, the Company entered the emerging flexible circuitry segment of the printed circuit industry.

     Prior to 1989, the Company's products were sold primarily to datacommunication, aerospace/defense and automotive customers, as well as for miscellaneous industrial and consumer product applications. In 1989, the Company developed a new business strategy focused on achieving a leading position supplying the automotive electronics market with flexible circuits based on the Company's core materials technologies. Management believed the automotive market provided growth opportunities due to increasing electronic content of automobiles as manufacturers focused on increasing vehicle performance while reducing weight and overall vehicle costs. The Company established a technical design and sales office in Detroit, Michigan in 1989 and targeted specific automotive customers that it identified as leaders in the drive to increase the electronic content of automobiles. As a result of this strategic shift, the Company's sales to automotive customers increased from $13.9 million in fiscal 1989 to $51.9 million in fiscal 1995, a compound annual growth rate of 24.6%, while the Company's sales to other markets declined from $57.0 millon in fiscal 1989 to $43.3 million in fiscal 1995.

     Concurrent with the Company's strategic shift to focus on the automotive electronics market in 1989, the Company began to focus its research and development expenditures on other opportunities. As a result, in 1992 the Company patented its Novaclad high performance adhesiveless flexible laminate. The features of Novaclad allow designers to increase circuit density for IC packaging and other interconnect solutions. In fiscal 1994, the ARPA Consortium was established, consisting of eight companies co-sponsored by ARPA to develop and commercialize high density substrates made from Novaclad for incorporation into low cost Multi-Chip Modules. ARPA provided a total of $13.8 million to the ARPA Consortium in fiscal years 1994 and 1995 (of which $7.4 million was received by the Company) and has agreed to fund an additional $2.7 million (of which $2.1 million is expected to be received by the Company in fiscal 1996), subject to completion of certain milestones. The results of the efforts made by the Company and the ARPA Consortium led the Company to begin construction of the New Production Facility in Longmont, Colorado, which is scheduled to begin production of Novaclad, ViaGrid and high density substrates in commercial quantities in April 1996. In September 1995, ARPA agreed to recommend for funding an additional approximately $2.0 million to the ARPA Consortium (of which approximately $1.4 million is expected to be received by the Company in fiscal 1996), subject to completion of certain milestones. Sheldahl accounts for funding received from ARPA as a reimbursement of expenses.

     The Company has made and expects to continue to make substantial investments in production capabilities to support its strategy of increasing penetration of the automotive electronics market and commercializing its emerging Novaclad, ViaGrid and high density substrate products for the datacommunication market. During fiscal years 1993, 1994 and 1995, the Company made capital expenditures totaling $23.7 million to increase the production capabilities of its current operations, and through fiscal 1995 the Company made capital expenditures of $26.7 million in connection with the New Production Facility. By the time the New Production Facility is scheduled to be operational in April 1996, the Company expects to have made a total investment of approximately $38 million, including the site, the construction of the building and the production equipment purchased and leased. The Company capitalizes expenditures related to constructing, equipping and financing the New Production Facility; however, costs to operate the pilot operation, net of ARPA funding, have been expensed since the start-up in fiscal 1994. The Company's results of operations to date have not been materially affected by the pilot operation. When the New Production Facility is operational, the Company expects that, initially, it is not likely to produce sufficient sales volume or profit contribution to offset the depreciation and other expenses related to its operation. The start-up of the New Production Facility is therefore likely to have a material adverse effect on the Company's results of operations unless sales of products from the New Production Facility increase sufficiently to cover expenses.

     In September 1995, the Company sold its aviation lighting product line to a subsidiary of The B.F.Goodrich Company for approximately $2.6 million, enabling the Company to focus on its emerging products, flexible circuitry and flexible laminates operations. This product line generated sales of $3.6 million in fiscal 1995.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of net sales represented by certain items for the Company's consolidated statements of operations for the periods indicated.

                                                   FISCAL YEAR ENDED
                                       -----------------------------------------
                                       AUGUST 27,   SEPTEMBER 2,   SEPTEMBER 1,
                                          1993          1994           1995
                                       -----------  -------------  -------------

Net sales............................       100.0%         100.0%         100.0%
Cost of sales........................        80.8           78.4           78.5
                                            -----          -----          -----
Gross profit.........................        19.2           21.6           21.5
                                            -----          -----          -----

Expenses:
  Sales and marketing................         8.9            9.1            9.5
  General and administrative.........         4.9            4.7            4.1
  Research and development...........         2.3            2.6            2.4
  Interest...........................         1.2            1.1             .9
                                            -----          -----          -----
    Total expenses...................        17.3           17.5           16.9
                                            -----          -----          -----

Income from continuing operations
  before provision for income taxes..         1.9            4.1            4.6
Provision for income taxes...........          .1            1.0            1.3
                                            -----          -----          -----

Income from continuing operations....         1.8%           3.1%           3.3%
                                            =====          =====          =====

  FISCAL YEARS ENDED SEPTEMBER 1, 1995, SEPTEMBER 2, 1994, AND AUGUST 27, 1993

     Net Sales. The table below sets forth, for the periods indicated, the Company's net sales to various markets.


                                               FISCAL YEAR ENDED
                         --------------------------------------------------------------
                         AUGUST 27, 1993      SEPTEMBER 2, 1994      SEPTEMBER 1, 1995
                         ----------------     -----------------      ------------------
                          AMOUNT     %         AMOUNT        %         AMOUNT        %
                         --------  ------     --------    -----      ---------     ----

Automotive                $35,242   42.9%     $46,737      52.9%      $51,919      54.5%
Datacommunications         20,052   24.4       18,380      20.8        16,860      17.7
Aerospace and defense      14,329   17.5       10,452      11.8        12,150      12.8
Industrial                  7,268    8.9        7,438       8.4         8,221       8.6
Consumer                    5,211    6.3        5,339       6.0         6,066       6.5
                          -------  -----      -------     -----       -------     -----
Total                     $82,102  100.0%     $88,346     100.0%      $95,216     100.0%
                          =======  =====      =======     =====       =======     =====

     The Company's net sales increased $6.9 million, or 7.8%, in fiscal 1995 and $6.2 million, or 7.6%, in fiscal 1994. These increases resulted primarily from increased sales to automotive customers partially offset by decreased sales to datacommunication and aerospace/defense customers. The Company's increased sales to automotive customers were the result of a successful effort to further penetrate the automotive electronics market through the use of the Company's flexible circuits and flexible laminates in power distribution, electronic control units, air bags and dashboard instrumentation. The rate of growth of automotive-related sales declined in 1995 from previous years, as the Company's customers delayed production of certain new automotive components, causing the Company to delay production start-up of certain major new flexible circuit products. Declining sales to the datacommunication market in each of the last three years were primarily due to the Company's efforts to focus more of its sales and marketing efforts on automotive applications. Aerospace and defense sales, while up $1.7 million, or 16.2%, in fiscal 1995, have also declined from fiscal 1993 levels as a result of reduced demand for multi-layer insulation blankets and flexibile circuitry for use in satellite and defense applications, respectively.

     The Company's increased net sales in fiscal years 1995 and 1994 reflected increased sales of flexible printed circuitry (sales of which increased to $64.4 million in fiscal 1995 from $61.6 million in fiscal 1994 and $55.3 million in fiscal 1993) as well as flexible laminates (sales of which increased to $24.0 million in fiscal 1995 from $21.3 million in fiscal 1994 and $17.9 million in fiscal 1993). Sales of miscellaneous fabricated products and aviation lighting increased to $6.8 million in fiscal 1995 after declining to $5.5 million in fiscal 1994 from $8.8 million in fiscal 1993.

     Gross Profit. The Company's gross profit increased $1.3 million, or 6.9%, in fiscal 1995 and $3.3 million, or 21.2%, in fiscal 1994. As a percentage of net sales, gross profit for fiscal years 1995, 1994 and 1993 was 21.4%, 21.5% and 19.2%, respectively. The increase in gross profit in fiscal years 1994 and 1995 is related to increased net sales, as well as material yield and labor productivity improvements made possible by the Company's substantial capital investments in fiscal years 1992, 1993 and 1994. However, operating costs not funded by the ARPA Consortium for the Company's pilot operation for high density substrates increased in fiscal 1995 by approximately $1.0 million, partially offsetting the increase in gross profit. The start-up of the New Production Facility for the manufacture of Novaclad, ViaGrid and high density substrates will negatively impact gross profit during the initial start-up period in fiscal 1996 .

     Sales and Marketing Expenses. Sales and marketing expenses increased $1.1 million, or 13.4%, in fiscal 1995 and $740,000, or 10.2%, in fiscal 1994. The increased sales and marketing expenses resulted from increased labor, travel and advertising costs incurred to promote the Company's emerging Novaclad, Viagrid and high density substrate products and to focus sales and design support for the capture of future automotive applications. Fiscal 1994 sales and marketing expenses increased as a result of expanded efforts to secure current and future automotive market sales, as well as new product promotion efforts, including travel. As a percentage of net sales, sales and marketing expenses were 9.5% in fiscal 1995, 9.1% in fiscal 1994 and 8.9% in fiscal 1993.

     General and Administrative Expenses. Gross general and administrative expenses decreased $25,000, or 0.5%, to $4.6 million in fiscal 1995 and increased $554,000, or 13.8%, to $4.6 million in fiscal 1994 from $4.0 million in fiscal 1993. ARPA credits applied to general and adminstrative expenses were $663,000, $430,000 and $0 in fiscal years 1995, 1994 and 1993, respectively, resulting in net general and administrative expenses of $3.9 million, $4.2 million and $4.0 million in fiscal years 1995, 1994 and 1993, respectively. See
Note 9 of Notes to Consolidated Financial Statements for additional information regarding ARPA. The increase in gross general and administrative expenses in fiscal 1994 reflected increased professional services, computer hardware and software expenses and training and education costs. Net general and administrative expenses as a percentage of net sales decreased to 4.1% in fiscal 1995 from 4.7% in fiscal 1994 and 4.9% in fiscal 1993.

     Research and Development Expenses. Gross research and development expenses decreased $237,000, or 7.6%, in fiscal 1995 to $2.9 million, and increased $1.2 million, or 61.6%, to $3.1 million in fiscal 1994 from $1.9 million in fiscal 1993. ARPA credits applied to research and development expenses were $611,000, $752,000 and $0 during fiscal years 1995, 1994 and 1993, respectively, resulting in net research and development expenses of $2.3 million, $2.4 million and $1.9 million in fiscal years 1995, 1994 and 1993, respectively. The decrease in gross research and development expenses in fiscal 1995 was principally due to the temporary allocation of technical resources to manufacturing support and reduced use of external consulting services. The increase in gross research and development expenses in fiscal 1994 resulted from additional staffing, material testing and consulting and professional costs primarily supporting the Company's Novaclad, Viagrid and high density substrate products and achieving ARPA Consortium objectives. As a percentage of sales, net research and development expenses were 2.4% in fiscal 1995, 2.6% in fiscal 1994 and 2.3% in fiscal 1993.

     Interest Expense. Gross interest expenses increased to $2.3 million in fiscal 1995 from $1.4 million in fiscal 1994 and $1.1 million in fiscal 1993, as the Company's borrowings to support capital expenditures increased substantially. Capitalized interest increased from $66,000 in fiscal 1993 to $405,000 in fiscal 1994 due to the Company's significant capital investment programs to expand its production in existing facilities. In 1995, the Company capitalized interest costs of $1.3 million related to capital investments for production equipment and construction of the New Production Facility in Longmont, Colorado. The resulting net interest expense was $875,000 in fiscal 1995, $946,000 in fiscal 1994 and $1,000,000 in fiscal 1993.

     Income Taxes. The Company's effective tax rate was 27.7%, 22.3% and 3.4% for fiscal years 1995, 1994 and 1993, respectively. These rates differed from the federal statutory rate primarily because of state income taxes and benefits from research and development credits and foreign sales corporation benefits.

DISCONTINUED OPERATION

     On May 27, 1994, the Company sold its idle Nashua, New Hampshire facility for an amount less than the recorded value. In addition, the Company revised its estimate of the costs it expected to incur related to the abandonment of leased facilities in Orange County, California. The consolidated statement of operations for fiscal 1994 reflects a charge of $525,000, net of income tax benefits of $175,000, to reserve for the losses related to these events. As of September 1, 1995, there are no remaining obligations with respect to the Company's discontinued operation. See Note 8 of Notes to Consolidated Financial Statements.

EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

     The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), effective August 28, 1993. The adoption of SFAS No. 109 resulted in a cummulative one-time favorable adjustment of $1.4 million. The Company also adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Company provides certain medical and other postretirement benefits to qualified employees. The adjustment made in the first quarter of fiscal 1994 resulted in a cummulative one-time charge against income of $875,000, net of income tax benefits of $525,000. Effective September 3, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). The effect of adoption of SFAS No. 112 did not have a significant impact on the Company's results of operations or fianancial condition. See Notes 6 and 7 of Notes to Consolidated Financial Statements.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). The Company will be required to adopt SFAS No. 121 in fiscal 1997 and expects that its ultimate adoption will not have a significant impact on the Company's results of operations or financial condition. See Note 2 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Net capital expenditures in fiscal years 1995, 1994 and 1993 were $32.2 million, $13.8 million and $4.4 million, respectively, of which $26.7 million was for building and equipping the New Production Facility in Longmont, Colorado. The remaining capital expenditures were used to expand manufacturing capacity for the Company's current products. Over the past three fiscal years, the Company has financed its capital expenditures through equity proceeds of $15.6 million from a public offering of Common Stock and stock option exercises, debt financing of $26.9 million and cash flow from operations of $10.9 million. The Company expects its capital expenditures in fiscal 1996 to be approximately $25.0 million. The Company believes that its cash flow from operations, funds available under its revolving credit agreement and proceeds from this offering will be sufficient to meet the Company's working capital and capital expenditure requirements at least through fiscal 1997.

     During fiscal 1995, the Company amended and restated its revolving credit agreement with Norwest Bank Minnesota, N.A., Harris Trust and Savings Bank and NBD Bank, N.A. The amended and restated credit agreement provides the Company a $15.0 million revolving note. The revolving note is based on the Company's inventories and accounts receivable and accrues interest at the prime rate plus up to 1.5% depending on the Company's net worth. At September 1, 1995, the interest rate was 9.75%. The credit agreement also increased the Company's term note from $10.0 million to $20.0 million, which is collateralized by equipment and accrues interest at the prime rate plus up to 2.0%, depending on the Company's net worth. At September 1, 1995, the interest rate was 10.25%. Borrowings under the note and term note are due December 31, 1997. The term note provides for quarterly principal installments of $1.3 million beginning January 1, 1996. On September 1, 1995, the Company had $10.5 million in outstanding borrowings under the revolving note and credit available of $3.6 million, and outstanding borrowings of $20 million under the term note. During the last quarter of fiscal 1995, the Company obtained a $5.7 million mortgage from Northern Life Insurance Company, collateralized by the Company's land and building in Longmont, Colorado. The note bears interest at 8.32%, with equal monthly principal and interest payments of $52,000, with the remaining unpaid principal balance due September 1, 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements are listed under Item 14 of this report. Unaudited quarterly financial data for fiscal 1994 and 1995 is set forth in Note 12 to the Consolidated Financial Statements included with this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:

NAME                    AGE  POSITION
----                    ---  --------

James S. Womack          67  Chairman of the Board and Director

James E. Donaghy         61  President, Chief Executive Officer and Director

Edward L. Lundstrom      45  Executive Vice President

John V. McManus          48  Vice President - Finance and Assistant Secretary

Beverly M. Brumbaugh     60  Vice President - Human Resources & Corporate Excellence

Keith L. Casson          56  Vice President - Research & Development

Gregory D. Closser       43  Vice President - Flexible Interconnects

Roger D. Quam            49  Vice President - Composite Materials

Ronald P. Rumpsa         60  Vice President - Materials

Gerald E. Magnuson       64  Secretary and Director

John G. Kassakian        52  Director

William B. Miller        63  Director

Kenneth J. Roering       53  Director

Richard S. Wilcox        66  Director

Beekman Winthrop         54  Director

     James S. Womack joined the Company in 1956 and served as President of the Company from 1971 to 1988 and as Chief Executive Officer from 1971 to 1991. He became a director of the Company in 1968 and was elected Chairman of the Board in 1988. Mr. Womack is a director of General Securities, Inc. and Zytec Corp.

     James E. Donaghy joined the Company in 1988 as its President and Chief Operating Officer. He has served as President and Chief Executive Officer since 1991, and has been a director of the Company since 1988. Between 1958 and 1988, Mr. Donaghy held various positions at Dupont Company, most recently as Director of Planning and Development for Dupont Electronics Group. Mr. Donaghy's experiences with Dupont Company included worldwide responsibility for its connector and electronic materials business. Mr. Donaghy is a director of Hutchinson Technology, Incorporated and the Institute of Printed Circuitry.

     Edward L. Lundstrom joined the Company in 1976 and has served in several capacities since that time, including Vice President, Treasurer, General Manager of Circuit Division and Vice President - Sales and Marketing. He has been Executive Vice President since September 1995, with responsibilities for corporate marketing, core process redesign, information systems and new business development, with particular emphasis on geographic areas outside the United States.

     John V. McManus joined the Company in 1972 and has served as Vice President-Finance and Assistant Secretary since 1991. From 1987 to 1991, he served as Corporate Controller.

     Beverly M. Brumbaugh joined the Company in 1961 and has served in several capacities since that time, including Director of Human Resources and Industrial Relations. He has been Vice President-Human Resources & Corporate Excellence since 1989. Mr. Brumbaugh is Chairman of the American Electronics Association Minnesota Council for Quality.

     Keith L. Casson joined the Company in 1968 and has served as Vice President-Research and Development since September 1993, with responsibility since September 1995 for deployment of the emerging products in the New Production Facility. Prior to September 1993, he held various positions with the Company, including Automotive/Consumer Market Manager, Director of Business Development and Director of Interconnect Systems Research and Development. Mr. Casson is a member of the Institute of Printed Circuitry.

     Gregory D. Closser joined the Company in 1978 and has served as Vice President-Flexible Interconnects since September 1995. From 1983 to 1989, he held the position of Quality Director. From 1989 to 1993, he was the General Manager of Interconnect Manufacturing. From 1993 to 1995 he was Vice President-Interconnect Operations.

     Roger D. Quam joined the Company in 1969 and has served in several capacities since that time, including Business Manager of Engineered Products and Vice President of Engineered Products. He has served as Vice President-Composite Materials since September 1995, previously serving as Vice President-Materials Operations and Aviation Products beginning in 1988.

     Ronald P. Rumpsa joined the Company in 1989 and has served as Vice President-Materials since September 1993. From 1989 to 1993, he held the position of Corporate Director of Materials.

     Gerald E. Magnuson has served as Secretary of the Company since 1962 and a director since 1975. Mr. Magnuson is Of Counsel to the law firm of Lindquist & Vennum P.L.L.P., Minneapolis, Minnesota, and a director of Munsingwear, Inc., Research, Incorporated and Washington Scientific Industries, Inc.

     John G. Kassakian has served as a director of the Company since 1985. Mr. Kassakian is Professor of Electrical Engineering and Director, Laboratory for Electromagnetic and Electronic Systems, Massachusetts Institute of Technology, Cambridge, Massachusetts. He is also a director of Ault Incorporated.

     William B. Miller has served as director of the Company since 1991.
Mr. Miller is a consultant with Miller & Company, Maybole, Scotland, a business consulting firm. Prior to 1991, he was Managing Director and Chairman of Prestwick Holdings plc, Ayr, Scotland, an electronic component manufacturer and assembler.

     Kenneth J. Roering has served as a director of the Company since 1988. Mr. Roering is a Professor, School of Management, at the University of Minnesota, Minneapolis, Minnesota. He is a director of TSI, Inc., Mountain Parks Financial Group and Transport Corporation of America, Inc.

     Richard S. Wilcox has been a director of the Company since 1972. Mr. Wilcox is a private investor and a director of Computer Identics Corporation.

     Beekman Winthrop has been a director of the Company since 1992. Mr. Winthrop is a private investor and President of Woodwin Management, Inc., an investment advisory firm. He is also President and a director of Central Coal & Coke Corporation, Kansas City, Missouri, a manager of interests in coal, gas and oil properties.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table shows, for the fiscal years ending September 1, 1995, September 2, 1994 and August 27, 1993, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to James E. Donaghy, the Company's President and Chief Executive Officer, and to each of the four other most highly compensated executive officers of the Company in office at the end of fiscal year 1995, whose total cash compensation exceeded $100,000 during fiscal year 1995 (together with Mr. Donaghy, the "Named Executive Officers") in all capacities in which they served:

                          SUMMARY COMPENSATION TABLE

                                                         Long Term
                                                        Compensation
                                                       --------------
                                   Annual Compensation      Awards
                                  ---------------------------------------------
         Name and                                        Securities  All Other
    Principal Position                                   Underlying  Compen-
-----------------------      Year    Salary     Bonus     Options    sation(1)
                             ---- -----------  -------  ------------ ----------
James E. Donaghy             1995    $256,203        -         7,719    $ 8,998
 President and Chief         1994     247,722        -        10,548     10,718
 Executive Officer           1993     231,014        -             0      8,680

Edward L. Lundstrom          1995     131,053        -         3,985      6,348
 Executive Vice              1994     122,324        -        11,134      6,116
  President                  1993     106,538        -        10,654      4,433

Roger D. Quam                1995     124,577        -         3,762      6,071
 Vice President-             1994     121,540        -        11,267      5,470
  Composite Materials        1993     109,512        -        10,951      4,340

Gregory D. Closser           1995     113,278        -         3,428      5,630
 Vice President-             1994     108,161        -         9,972      5,341
 Flexible Interconnect       1993      96,325        -         9,633      4,009

John V. McManus              1995     121,378        -         3,671      5,172
 Vice President-             1994     107,272        -         9,830      4,817
  Finance                    1993      94,557        -         9,456      3,935

--------------

(1) These amounts represent Company basic and matching contributions to the Company's 401(k) plan on behalf of such employees.

                       OPTION GRANTS IN LAST FISCAL YEAR


     The following table contains information concerning the grant of stock options under the Company's stock option plans to the Named Executive Officers during the last fiscal year:

                           INDIVIDUAL GRANTS
--------------------------------------------------------------------------------------------
                                                                       POTENTIAL REALIZABLE
                         NUMBER                                          VALUE AT ASSUMED
                           OF      % OF TOTAL                            ANNUAL RATES OF
                       SECURITIES   OPTIONS                                STOCK PRICE
                         UNDER-    GRANTED TO                              APPRECIATION
                         LYING     EMPLOYEES    EXERCISE                 FOR OPTION TERM
                        OPTIONS    IN FISCAL      PRICE    EXPIRATION
NAME                    GRANTED       YEAR      PER SHARE     DATE        5%         10%
--------------------------------------------------------------------------------------------
James E. Donaghy            7,719         9.9%     $16.50    08/24/05    $80,098   $202,985
Edward L. Lundstrom         3,985         5.1%      16.50    08/24/05     41,351    104,793
Roger D. Quam               3,762         4.8%      16.50    08/24/05     39,037     98,928
Gregory D. Closser          3,428         4.4%      16.50    08/24/05     35,572     90,145
John V. McManus             3,671         4.7%      16.50    08/24/05     38,093     96,535

     OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information with respect to the Named Executive Officers, concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year:

                                                 Number of Securities        Value of Unexercised
                                                 Underlying                  In-the-Money
                                                 Unexercised Options at      Options at Fiscal
                                                 Year-End                    Year-End (1)
                                                 _________________________   _________________________
                           Shares
                        Acquired on     Value
Name                      Exercise     Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
----                      --------     --------  -----------  -------------  -----------  -------------
James E. Donaghy            27,090(2)  $253,969       22,548        107,719     $202,110   $1,119,298
Edward L. Lundstrom         12,353       72,574       27,322          3,985      304,177        9,963
Roger D. Quam               12,959       89,093       27,906          3,762      311,329        9,405
Gregory D. Closser           9,962       75,960       24,391          3,428      272,084        8,570
John V. McManus              9,482       65,189       23,147          3,671      258,824        9,178
------------------

(1) Based on a per share price of $19.00, which is the average of the bid and asked prices for the Company's Common Stock on September 1, 1995, the last day of the Company's fiscal year.

(2) Reflects the net number of shares acquired upon exercise of options taking into account shares transferred to the Company in payment of the option exercise price.

     Director Compensation. Directors who are not employees of the Company (currently all directors except Mr. Donaghy) were paid during fiscal year 1995 an annual retainer of $12,000 and a fee of $800 for each day of meetings of the Board of Directors or any committee. Mr. Wilcox has elected to defer his director fees pursuant to the Company's Supplemental Executive Retirement Plan that allows the deferral of directors fees. Each non-employee member of the Board of Directors receives at the time of election or re-election to the Board by the shareholders an option to purchase 1,000 shares of the Company's Common Stock at a purchase price equal to the fair market value of the Company's

Common Stock on the date of such election or re-election. Each director option is exercisable as to all or part of the shares subject to the option during a term of five years but will expire 30 days after a director's departure from the Board.

     Mr. Womack, who retired as an employee of the Company during fiscal year 1992, receives, in addition to the director fees noted above, a $10,000 annual retainer for serving as the Chairman of the Board. Mr. Womack also received health insurance benefits through the Company until he reached age 65, and the terms of certain options to purchase 94,911 shares granted to Mr. Womack as an employee under the 1987 Stock Option Plan (13,750 of which have since expired and 74,018 of which were subsequently exercised) were extended to their original expiration dates. Finally, the Company and Mr. Womack entered into a Consulting Agreement during fiscal year 1988 which provides that the Company will retain Mr. Womack as an independent consultant from the date immediately following his termination of employment until his 75th birthday, unless another date is agreed upon by the parties. Mr. Womack is to receive as annual compensation under the Consulting Agreement 50% of the average of his annual cash compensation for the five calendar years preceding termination of employment (but not less than $125,000), less an amount equal to an annual annuity that could be purchased with the principal in his retirement accounts at the date of retirement provided from all retirement contributions by the Company. The Consulting Agreement also restricts Mr. Womack from competitive employment and disclosure of trade secrets and confidential information.

     Mr. Miller received $12,863 during fiscal year 1995 representing fees relating to international consulting work performed on behalf of the Company. Mr. Roering received $2,193 during fiscal year 1995 representing fees relating to certain management consulting work performed on behalf of the Company. Mr. Magnuson received $5,000 during fiscal year 1995 for his services as Secretary of the Company. Lindquist & Vennum P.L.L.P., of which Mr. Magnuson is Of Counsel, was paid for legal services rendered to the Company during fiscal year 1995. It is anticipated that Lindquist & Vennum P.L.L.P. will continue to perform legal services for the Company.

     In fiscal year 1982, the Company established a retirement program for directors not covered by another retirement plan of the Company which provides for the payment of an annual benefit equal to the annual retainer paid to directors during the full fiscal year preceding retirement. The retirement benefit, which is payable to directors who have served five years or more, will commence at the later of the time of retirement or when the director becomes 65 years old and will be subject to proportionate reduction if the director has served the Company less than 15 years. The maximum number of years that the benefit is payable is ten years.

     Employment Agreements. The Company has entered into employment agreements with certain of its executive officers, including each of the Named Executive Officers. The employment agreements provide, among other things, for a lump sum cash severance payment to such individuals equal to approximately three times the individual's average annual compensation over the preceding five years plus certain fringe benefits under certain circumstances following a "change in control" of the Company. In general, a change in control would occur when there has been any change in the controlling persons reported in the Company's proxy statements, when 20% or more of the Company's outstanding voting stock is acquired by any person, or when current members of the Board of Directors or their successors elected or nominated by such members cease to be a majority of the Board of Directors. However, a "change in control" would not occur if any of these events is authorized, approved, or recommended by the Board of Directors. If a change in control had occurred at the end of fiscal year 1995, the following individuals would have received the approximate payment indicated pursuant to the employment agreements: Mr. Donaghy, $683,857; Mr. Lundstrom, $327,781; Mr. Quam, $332,992; Mr. Closser, $240,055; Mr. McManus,
$280,407; all current executive officers as a group, $2,497,158.

     The employment agreement referred to above with Mr. Donaghy also requires the Company to pay Mr. Donaghy a salary of not less than $185,600 annually, certain portions of which may be deferred. In addition, if Mr. Donaghy's employment is terminated other than voluntarily by him or for cause by the Company and no change in control has occurred, Mr. Donaghy will receive as a severance payment an amount equal to one and one-half times his annual cash compensation for the preceding year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of October 1, 1995, the number of shares of the Company's Common Stock beneficially owned (i) by each director,
(ii) by certain executive officers, (iii) by each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock and (iv) by all officers and directors as a group. Unless otherwise indicated, each person has sole voting and dispositive power over such shares.

                                                                      PERCENTAGE OF
                                                                       OUTSTANDING
                                        NUMBER                           SHARES
                                       OF SHARES                      -------------
                                     BENEFICIALLY                 BEFORE         AFTER
NAME OF BENEFICIAL OWNER                OWNED                    OFFERING     OFFERING(1)
------------------------             ------------                --------     -----------

Peter B. Cannell and Co., Inc.(2)        647,200                   9.47%         7.54%
919 Third Avenue
New York, NY  10022

Sumitomo Bakelite Co., Ltd.(2)           414,400                   6.07%         4.83%
Mita-Nitto-Osaka Bldg.
11-36, 3-Chome Mita
Minato-Ku, Tokyo 108, Japan

Regan Money Managers(2)                  371,600                   5.44%         4.33%
7600 Parklawn Avenue, Suite 300
Edina, MN  55435

James E. Donaghy(3)(4)(5)                 86,237                   1.26%         1.00%

James S. Womack(3)                        80,801                   1.18%            *

John G. Kassakian(3)                       9,997                      *             *

Gerald E. Magnuson(3)                     18,188                      *             *

William B. Miller(3)                       4,000                      *             *

Kenneth J. Roering(3)                     18,000                      *             *

Richard S. Wilcox(3)(6)                  106,155                   1.55%         1.24%

Beekman Winthrop(3)                      273,800                   4.01%         3.19%

Gregory D. Closser(3)                     37,997                      *             *

Edward L. Lundstrom(3)                    32,155                      *             *

John V. McManus(3)                        52,037                      *             *

Roger D. Quam(3)                          51,225                      *             *

All Officers and Directors as            815,715                  11.59%         9.28%
   a Group (15 persons)(3)(4)(6)

------------------------------------------------------------
*  Less than one percent.
(1)  Assumes no exercise of the Underwriters' over-allotment option.
(2) Based upon information contained in a Schedule 13G or Schedule 13D filed with the Securities and Exchange Commission.
(3) Includes shares which may be purchased within 60 days of October 1, 1995 upon exercise of outstanding stock options in the amounts of 22,548 shares for Mr. Donaghy, 11,143 shares for Mr. Womack, 5,000 shares for each of Messrs. Kassakian, Magnuson, Roering and Wilcox, 4,000 shares for Mr. Miller, 3,000 shares for Mr. Winthrop, 24,391 shares for Mr. Closser, 27,322 shares for Mr. Lundstrom, 23,147 shares for Mr. McManus, 27,906 shares for Mr. Quam and 202,138 shares for all officers and directors as a group.

(4) Includes shares held by the Company's Employee Savings Plan for the benefit of the person or group named herein.
(5) Excludes options to acquire 107,719 shares of Common Stock, which options are not currently exercisable.
(6) Includes 35,400 shares held by a trust for the benefit of Mr. Wilcox's daughter, for which he is trustee. Mr. Wilcox disclaims beneficial ownership of these 35,400 shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not Applicable.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of the report:


1.   Consolidated Financial Statements
                                                              FORM 10-K
                                                            PAGE REFERENCE
                                                            --------------

     Report of Independent Public Accountants...............   F-2

     Consolidated Balance Sheets as of September 2, 1994
     and September 1, 1995..................................   F-3

     Consolidated Statements of Operations for the Fiscal
     Years Ended August 27, 1993, September 2, 1994 and
     September 1, 1995......................................   F-4

     Consolidated Statements of Changes in Shareholders'
     Investment for the Fiscal Years Ended August 27, 1993,
     September 2, 1994, and September 1, 1995...............   F-5

     Consolidated Statements of Cash Flows for the
     Fiscal Years Ended August 27, 1993, September 2, 1994
     and September 1, 1995..................................   F-6


     Notes to Consolidated Financial Statements.............   F-7

2.   Consolidated Financial Statement Schedules
                                                              FORM 10-K
                                                            PAGE REFERENCE
                                                            --------------
DESCRIPTION
-----------

     Schedule II - Valuation and Qualifying Accounts........   S-1

(b)  Reports on Form 8-K
     None.

(c)  Exhibits and Exhibit Index

Exhibit No.            Description
-----------            -----------

3.1 Amended and Restated Articles of Incorporation, incorporated by reference from Exhibit 3.1 of the Registrant's Form 10-Q for the quarter ended December 2, 1994.

3.2                    Bylaws, as amended, incorporated by reference from
                       Exhibit 3.2 of the Registrant's Registration Statement on Form S-2 (File No. 33-79266).

4.1 Stock Purchase Agreement Relating to Purchase of Sheldahl Stock dated March 12, 1987 between the Registrant and Sumitomo Bakelite Co., Ltd., as amended through January 9, 1991, incorporated by reference from Exhibit C(4) of Registrant's Form 8-K filed January 22, 1991.

4.2 Amendment No. 4 to Stock Purchase Agreement Relating to Purchase of Sheldahl Stock dated January 3, 1994, incorporated by reference from Exhibit 4.2 of the Registrant's Registration Statement on Form S-2 (File No. 33-79266).

10.1                   1987 Stock Option Plan, incorporated by reference from
                       Exhibit 10.1 of the Registrant's Form 10-K for the fiscal year ended August 27, 1993.

10.2                   1994 Stock Option Plan, incorporated by reference from
                       Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended December 2, 1994.

10.3                   Consulting Agreement dated August 17, 1988 between James
                       S. Womack and Sheldahl, Inc., incorporated by reference from Exhibit 10.2 of the Registrant's Form 10-K for the fiscal year ended August 27, 1993.

10.4 Form of Employment Agreement for Executive Officers of the Registrant, incorporated by reference from Exhibit C(1) of the Registrant's Form 8-K filed August 23, 1985.

10.5 Employment Agreement between James E. Donaghy and the Registrant dated March 1, 1988, as amended August 17, 1988, incorporated by reference from Exhibit 10.4 of the Registrant's Form 10-K for the fiscal year ended August 27, 1993.

10.6 Sales Agreement Relating to Japanese Sales dated March 12, 1987 between the Registrant and Sumitomo Bakelite Co., Ltd., incorporated by reference from Exhibit C(2) of the Registrant's Form 8-K filed March 25, 1987.

10.7 Sales Agreement Relating to United States Sales dated March 12, 1987 between the Registrant and Sumitomo Bakelite Co., Ltd., incorporated by reference from Exhibit C(3) of the Registrant's Form 8-K filed March 25, 1987.

10.8 Amendment Number One to Sales Agreement Relating to Japanese Sales dated January 9, 1991 between the Registrant and Sumitomo Bakelite Co., Ltd., incorporated by reference from Exhibit C(2) of the Registrant's Form 8-K filed January 22, 1991.

10.9 Amendment Number One to Sales Agreement Relating to United States Sales dated January 9, 1991 between Sheldahl, Inc. and Sumitomo Bakelite Co., Ltd., incorporated by reference from Exhibit C(3) of the Registrant's Form 8-K filed January 22, 1991.

10.10 Amended and Restated Cross License Agreement dated November 1, 1993 between the Registrant and Sumitomo Bakelite Co., Ltd., incorporated by reference from
                       Exhibit 10.5 of the Registrant's Form 10-K for the fiscal year ended September 2, 1994.

10.11 Lease dated June 15, 1989 between Aberdeen Development Corporation and the Registrant, incorporated by reference from Exhibit 10.13 of the Registrant's Form 10-K for the fiscal year ended August 27, 1993.

10.12 Lease Agreement dated May 1, 1994 between 345 Partnership and the Registrant, incorporated by reference from
                       Exhibit 10.13 of the Registrant's Registration Statement on Form S-2 (File No. 33-79266).

10.13 Amended and Restated Credit and Security Agreement dated November 24, 1993 among the Registrant, Norwest Bank Minnesota, N.A., and Harris Trust and Savings Bank, incorporated by reference from Exhibit 4.1 of the Registrant's Form 10-K for the fiscal year ended August 27, 1993.

10.14 Second Amendment to Amended and Restated Credit and Security Agreement dated May 12, 1994 among the Registrant, Norwest Bank Minnesota, N.A., Harris Trust and Savings Bank, incorporated by reference from Exhibit
                       10.1 of the Registrant's Form 10-Q for the quarter ended March 3, 1995.

10.15 Third Amendment to Amended and Restated Credit and Security Agreement dated January 24, 1995 among the Registrant, Norwest Bank Minnesota, N.A., Harris Trust and Savings Bank and NBD Bank, N.A., incorporated by reference from Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended March 3, 1995.

10.16 Loan Authorization dated October 1, 1994 between the South Dakota Board of Economic Development Registrant, incorporated by reference from Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended February 25, 1994.

10.17 Agreement Relating to Employment dated October 1, 1994 between the South Dakota Board of Economic Development and the Registrant, incorporated by reference from
                       Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended February 25, 1994.

10.18 Promissory Note dated October 4, 1993 due to the South Dakota Board of Economic Development, incorporated by reference from Exhibit 10.3 of the Registrant's Form 10-Q for the quarter ended February 25, 1994.

10.19 Note Purchase Agreement dated as of August 31, 1995 between the Registrant and Northern Life Insurance Company.

10.20 Agreement dated January 10, 1994 between the MCM-L Consortium and the Advanced Projects Research Agency, incorporated by reference from Exhibit 10.4 of the Registrant's Form 10-Q for the quarter ended February 25, 1994.

10.21 Articles of Collaboration dated November 30, 1993 for the MCM-L Consortium, incorporated by reference from Exhibit
                       10.5 of the Registrant's Form 10-Q for the quarter ended February 25, 1994.

10.22 Joint Marketing Agreement dated June 14, 1995 between the Registrant and Mentor Graphics Corporation.

10.23 Agreement Relating to Joint Venture dated August 1, 1995 between Registrant, Jiangxi Changjiang Chemical Plant, Hong Kong Wah Hing (China) Development Co. Ltd. and Jiujiang Flex Co. Ltd.

10.24 Agreement Relating to Payments dated August 1, 1995 between Registrant and Jiangxi Changjiang Chemical Plant, Hong Kong Wah Hing (China) Development Co. Ltd. and Jiujiang Flex Co. Ltd.

10.25 Manufacturing Agreement dated August 1, 1995 between Registrant and Jiujiang Flex Co., Ltd.

10.26 Marketing and License Agreement dated August 1, 1995 between Registrant and Jiujiang Flex Co., Ltd.

10.27 Technology Development Agreement dated August 15, 1995 between Low Cost Flip Chip Consortium and the Advanced Projects Research Agency.

10.28 Articles of Collaboration dated July 10, 1995 for the Low Cost Flip Chip Consortium.

10.29 Technology Development Agreement dated March 23, 1995 between Plastic Packaging Consortium and the Advanced Projects Research Agency.

10.30 Articles of Collaboration dated March 17, 1995 for the Plastic Packaging Consortium.

10.31                  License Agreement dated June 20, 1994 between
                       Sidrabe and Registrant.

10.32 Amendment One to License Agreement dated September 14, 1994 between Sidrabe and Registrant.

11                     Statement Regarding Computation of Per Share Earnings.

22                     Subsidiary of Registrant.

24                     Consent of Independent Public Accountants.

27                     Financial Data Schedule.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 12, 1995               SHELDAHL, INC.

                                       By: /s/ James E. Donaghy
                                           ------------------------------
                                           James E. Donaghy, President
                                           and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on October 12, 1995 and in the capacities indicated.

                              (POWER OF ATTORNEY)

  Each person whose signature appears below constitutes and appoints James E. Donaghy and John V. McManus as such person's true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any of all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or such person's substitute or substitutes may lawfully do or cause to be done by virtue thereof.

By /s/ James S. Womack               Chairman of the Board and Director
  --------------------
   James S. Womack

By /s/ James E. Donaghy              President, Chief Executive Officer and
  ---------------------               Director
   James E. Donaghy                  (principal executive officer)

By /s/ John V. McManus               Vice President Finance
  --------------------
   John V. McManus                   (principal financial and accounting
                                      officer)

By /s/ John G. Kassakian             Director
  ----------------------
   John G. Kassakian

By /s/ Gerald E. Magnuson            Director
  -----------------------
   Gerald E. Magnuson

By /s/ William B. Miller             Director
  ----------------------
   William B. Miller

By /s/ Kenneth J. Roering            Director
  -----------------------
   Kenneth J. Roering

By /s/ Richard S. Wilcox             Director
  ----------------------
   Richard S. Wilcox

By /s/ Beekman Winthrop              Director
  ---------------------
   Beekman Winthrop

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Public Accountants..................................  F-2
Consolidated Balance Sheets as of September 2, 1994 and September 1, 1995.  F-3
Consolidated Statements of Operations for the Fiscal Years Ended August
 27, 1993,
 September 2, 1994 and September 1, 1995..................................  F-4
Consolidated Statements of Changes in Shareholders' Investment for the
 Fiscal Years Ended
 August 27, 1993, September 2, 1994 and September 1, 1995.................  F-5
Consolidated Statements of Cash Flows for the Fiscal Years Ended August
 27, 1993,
 September 2, 1994 and September 1, 1995..................................  F-6
Notes to Consolidated Financial Statements................................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Sheldahl, Inc.:

We have audited the accompanying consolidated balance sheets of Sheldahl, Inc. (a Minnesota corporation) and Subsidiary as of September 1, 1995 and September 2, 1994, and the related consolidated statements of operations, changes in shareholders' investment and cash flows for each of the three fiscal years in the period ended September 1, 1995. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sheldahl, Inc. and Subsidiary, as of September 1, 1995 and September 2, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 1, 1995 in conformity with generally accepted accounting principles.

As discussed in Notes 6 and 7 to the financial statements, effective August 28, 1993, the Company changed its methods of accounting for income taxes and postretirement benefits.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                              /s/ ARTHUR ANDERSEN LLP
                              ARTHUR ANDERSEN LLP
Minneapolis, Minnesota,
 October 12, 1995

                         SHELDAHL, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                      SEPTEMBER 2, SEPTEMBER 1,
                       ASSETS                             1994         1995
                       ------                         ------------ ------------
Current assets:
  Cash and cash equivalents..........................   $ 2,008      $ 1,045
  Accounts receivable, net of allowances for doubtful
   accounts of $200 in 1994 and $267 in 1995.........    14,463       17,637
  Inventories........................................    10,568       12,509
  Deferred tax assets................................     1,429          849
  Prepaid expenses and other current assets..........       478          732
                                                        -------      -------
    Total current assets.............................    28,946       32,772
                                                        -------      -------
Plant and equipment:
  Land and buildings ................................    14,963       15,924
  Machinery and equipment............................    41,166       52,748
  Construction in progress ..........................    11,972       32,654
  Accumulated depreciation ..........................   (37,832)     (41,471)
                                                        -------      -------
    Net plant and equipment .........................    30,269       59,855
                                                        -------      -------
Other assets.........................................       924        1,559
Deferred tax assets .................................       181          --
                                                        -------      -------
                                                        $60,320      $94,186
                                                        =======      =======
      LIABILITIES AND SHAREHOLDERS' INVESTMENT
      ----------------------------------------
Current liabilities:
  Current maturities of long-term debt ..............   $ 2,021      $ 4,179
  Accounts payable ..................................     6,589        9,113
  Accrued salaries and commissions ..................     1,324        1,262
  Other accrued liabilities..........................     2,431        1,886
  Reserves for discontinued operation................       489          --
  Income taxes payable ..............................       150          --
                                                        -------      -------
    Total current liabilities .......................    13,004       16,440
Long-term debt.......................................     7,963       33,864
Other non-current liabilities .......................     2,871        2,683
Deferred taxes.......................................       --           247
                                                        -------      -------
Commitments and contingencies (Notes 5 and 7)
Shareholders' investment:
  Preferred stock, $1.00 par value, 500,000 shares
   authorized, none outstanding......................       --           --
  Common stock, $.25 par value, 20,000,000 shares
   authorized; 6,590,369 and 6,831,576 shares
   outstanding ......................................     1,648        1,708
  Additional paid-in capital ........................    21,035       22,311
  Retained earnings..................................    13,799       16,933
                                                        -------      -------
  Total shareholders' investment ....................    36,482       40,952
                                                        -------      -------
                                                        $60,320      $94,186
                                                        =======      =======

   The accompanying notes are an integral part of these consolidated balance sheets.

                         SHELDAHL, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 FOR THE FISCAL YEAR ENDED
                                            ------------------------------------
                                            AUGUST 27, SEPTEMBER 2, SEPTEMBER 1,
                                               1993        1994         1995
                                            ---------- ------------ ------------
Net sales.................................   $82,102     $88,346      $95,216
Cost of sales.............................    66,360      69,273       74,752
                                             -------     -------      -------
Gross profit .............................    15,742      19,073       20,464
                                             -------     -------      -------
Expenses:
  Sales and marketing ....................     7,274       8,014        9,090
  General and administrative..............     4,029       4,153        3,895
  Research and development................     1,929       2,366        2,270
  Interest................................     1,023         946          875
                                             -------     -------      -------
    Total expenses .......................    14,255      15,479       16,130
                                             -------     -------      -------
Income from continuing operations before
 provision for income taxes and cumulative
 effect of changes in methods of
 accounting ..............................     1,487       3,594        4,334
Provision for income taxes ...............        50         800        1,200
                                             -------     -------      -------
Income from continuing operations before
 cumulative effect of changes in methods
 of accounting ...........................     1,437       2,794        3,134
Cumulative effect of change in method of
 accounting for income taxes (Note 6) ....       --        1,422          --
Cumulative effect of change in method of
 accounting for post retirement benefits
 (Note 7) ................................       --         (875)         --
Loss from discontinued operation (Note 8).       --         (525)         --
                                             -------     -------      -------
Net income ...............................   $ 1,437     $ 2,816      $ 3,134
                                             =======     =======      =======
Income per share:
  Continuing operations ..................   $   .29     $   .52      $   .45
  Accounting change--income taxes.........       --          .26          --
  Accounting change--post retirement
   benefits...............................       --         (.16)         --
  Discontinued operation..................       --         (.10)         --
                                             -------     -------      -------
Net income per share .....................   $   .29     $   .52      $   .45
                                             =======     =======      =======
Weighted average common shares and common
 share equivalents outstanding ...........     4,950       5,418        6,925
                                             =======     =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         SHELDAHL, INC. AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT

FOR THE FISCAL YEARS ENDED AUGUST 27, 1993, SEPTEMBER 2, 1994, AND SEPTEMBER 1,
                                      1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                               COMMON STOCK   ADDITIONAL              TOTAL
                             ----------------  PAID-IN   RETAINED SHAREHOLDERS'
                              SHARES   AMOUNT  CAPITAL   EARNINGS  INVESTMENT
                             --------- ------ ---------- -------- -------------
Balance August 28, 1992..... 4,773,536 $1,193  $ 7,198   $ 9,546     $17,937
  Net income................       --     --       --      1,437       1,437
  Stock options exercised...    37,459     10       64       --           74
                             --------- ------  -------   -------     -------
Balance August 27, 1993..... 4,810,995  1,203    7,262    10,983      19,448
  Net income................       --     --       --      2,816       2,816
  Stock options exercised...    83,124     21      333       --          354
  Net proceeds from common
   stock offering........... 1,696,250    424   13,440       --       13,864
                             --------- ------  -------   -------     -------
Balance September 2, 1994 .. 6,590,369  1,648   21,035    13,799      36,482
  Net income................       --     --       --      3,134       3,134
  Stock options exercised...   241,207     60    1,276       --        1,336
                             --------- ------  -------   -------     -------
Balance September 1, 1995 .. 6,831,576 $1,708  $22,311   $16,933     $40,952
                             ========= ======  =======   =======     =======


  The accompanying notes are an integral part of these consolidated financial statements.

                         SHELDAHL, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                FOR THE FISCAL YEAR ENDED
                                           ------------------------------------
                                           AUGUST 27, SEPTEMBER 2, SEPTEMBER 1,
                                              1993        1994         1995
                                           ---------- ------------ ------------
Operating activities:
  Net income..............................   $1,437     $ 2,816      $ 3,134
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation and amortization.........    3,875       4,014        4,845
    Cumulative effect of accounting
     changes..............................      --         (547)         --
    Deferred income tax provision.........      --          565        1,008
    Loss from discontinued operation......      --          525          --
  Net change in other operating
   activities:
    Accounts receivable...................   (2,428)     (1,029)      (3,174)
    Inventories...........................      716      (1,246)      (1,941)
    Prepaid expenses and other current
     assets...............................      (64)       (175)        (254)
    Other assets..........................      124        (533)        (635)
    Accounts payable and accrued
     liabilities..........................      (34)        216         (331)
    Income taxes payable..................      --          150         (150)
    Other non-current liabilities.........       47         156         (188)
                                             ------     -------      -------
  Net cash provided by operating
   activities.............................    3,673       4,912        2,314
                                             ------     -------      -------
Investing activities:
  Capital expenditures, net...............   (4,388)    (13,841)     (32,182)
  Net cash flow used in discontinued
   operation..............................     (893)     (1,044)        (489)
                                             ------     -------      -------
  Net cash used in investing activities...   (5,281)    (14,885)     (32,671)
                                             ------     -------      -------
Financing activities:
  Net borrowings (repayments) under
   revolving note.........................    2,703      (9,233)      10,533
  Proceeds from long-term debt............      --       11,000       23,466
  Repayments of long-term debt............   (1,225)     (4,446)      (5,941)
  Proceeds from stock offering, net.......      --       13,864          --
  Proceeds from stock option exercises....       74         354        1,336
                                             ------     -------      -------
  Net cash provided by financing
   activities.............................    1,552      11,539       29,394
                                             ------     -------      -------
  Net increase (decrease) in cash and cash
   equivalents............................      (56)      1,566         (963)
                                             ------     -------      -------
Cash and cash equivalents at beginning of
 year.....................................      498         442        2,008
                                             ------     -------      -------
Cash and cash equivalents at end of year..   $  442     $ 2,008      $ 1,045
                                             ======     =======      =======
Supplemental cash flow information:
  Interest paid...........................   $1,167     $ 1,266      $ 2,204
                                             ======     =======      =======
  Income taxes paid.......................   $   50     $    60      $   114
                                             ======     =======      =======


  The accompanying notes are an integral part of these consolidated financial statements.

                         SHELDAHL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS DESCRIPTION AND FISCAL YEAR:

  The Company is a leading producer of high quality flexible printed circuitry and flexible laminates, primarily for sale to the automotive electronics and datacommunication markets. The Company primarily sells to original equipment manufacturers in the United States and also to those in Europe and the Pacific Rim. The Company's fiscal year ends on the Friday closest to August 31. Fiscal year 1994 consisted of 53 weeks. Fiscal years 1995 and 1993 consisted of 52 weeks.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Principles of Consolidation--

  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

 Significant Customers--

  The Company's largest customer accounted for sales of $15,053,000 in 1995; $13,771,000 in 1994; and $12,326,000 in 1993. No other customer accounted for greater than 10% of net sales.

 Export Sales--

  The Company had export sales of $11,100,000 in 1995; $7,592,000 in 1994; and $7,809,000 in 1993.

 Revenue Recognition--

  The Company recognizes revenue principally as products are shipped. In addition, the Company grants credit to customers and generally does not require collateral or any other security to support amounts due.

 Inventories--

  The components of inventories are as follows (in thousands):

                                                       SEPTEMBER 2, SEPTEMBER 1,
                                                           1994         1995
                                                       ------------ ------------
      Raw material ...................................   $ 4,403      $ 4,267
      Work-in-process.................................     5,245        5,649
      Finished goods .................................     1,835        3,663
      LIFO reserve ...................................      (915)      (1,070)
                                                         -------      -------
        Total.........................................   $10,568      $12,509
                                                         =======      =======

  The Company values its inventories at the lower of last-in, first-out (LIFO) cost or market. If the first-in, first-out method of valuing inventories had been used in place of LIFO, reported earnings per share would have been $.02 higher in 1995, $.01 higher in 1994 and $.04 higher in 1993.

 Plant and Equipment--

  Plant and equipment are stated at cost and include expenditures which increase the useful lives of existing plant and equipment. The cost of major plant and equipment additions includes interest capitalized during the acquisition period. Interest capitalized totaled $1,328,000 in 1995, $405,000 in 1994, and $66,000 in 1993. Maintenance, repairs and minor renewals are charged to operations as incurred. When plant and equipment are disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in the results of operations.

                         SHELDAHL, INC. AND SUBSIDIARY

  For financial reporting purposes, plant and equipment are depreciated principally on a straight-line basis over the estimated useful lives of 20 to 40 years for buildings and 3 to 15 years for machinery and equipment. For income tax reporting purposes, straight-line and accelerated depreciation methods are used.

 Income Taxes--

  Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at currently enacted tax rates.

 Earnings Per Share--

  Earnings per share is computed based on the weighted average number of common and equivalent shares outstanding during each period presented.

 New Accounting Pronouncement--

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment Of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). The Company will be required to adopt SFAS No. 121 in fiscal 1997 and expects that its ultimate adoption will not have a significant impact on the Company's results of operations or financial condition.

(3)FINANCING:

  Long-term debt consisted of the following (in thousands):

                                                      SEPTEMBER 2, SEPTEMBER 1,
                                                          1994         1995
                                                      ------------ ------------
Revolving credit agreement...........................    $7,920      $30,533
Note payable to insurance company, secured by real
 estate mortgage, interest at 8.32% with monthly
 payments of $52, including principal and interest,
 remaining balance due September 2002................       --         5,700
Note payable to Economic Development Agency, secured
 by $825 standby letter of credit, interest at 2.0%
 with monthly payments of $9, including principal and
 interest, remaining balance due October 1998........       916          833
Note payable to a bank, secured by a real estate
 mortgage, interest at 8.0% with monthly payments of
 $9, including principal and interest through
 February 1999 ......................................       406          326
Other ...............................................       742          651
                                                         ------      -------
                                                          9,984       38,043
Less-current maturities .............................    (2,021)      (4,179)
                                                         ------      -------
                                                         $7,963      $33,864
                                                         ======      =======

  During fiscal 1995, the Company renegotiated its revolving credit agreement. The resulting amended and restated revolving credit agreement consists of a $15 million revolving note (revolver), based on and secured by the Company's inventories and accounts receivable, and a $20 million term note collateralized by equipment. Commitment fees on the revolver are charged at 0.5% on the unused portion. Interest on the revolver and term note accrues at prime plus up to 1.5% and 2.0%, respectively, depending on the Company's net worth, as defined. As of September 1, 1995, outstanding borrowings under the revolver were $10,533,000, with $3,642,000 available, and borrowings under the term note were $20,000,000. The term note requires quarterly principal installments of $1,250,000 beginning January 1, 1996. At September 1, 1995, the interest rates were 9.75% on the revolver and 10.25% for the term note. The entire credit agreement expires December 31, 1997.

                         SHELDAHL, INC. AND SUBSIDIARY

  The Company's debt agreements contain various restrictive covenants which, among other things, require the Company to maintain defined consolidated net worth levels, financial ratios and minimum coverage ratios, and call for the pledging of certain assets. These agreements also restrict additional indebtedness, capital expenditures and cash dividends. The Company was in compliance with these covenants as of September 1, 1995.

  Future maturities of long-term debt are as follows (in thousands):

             Fiscal 1996 ..................... $ 4,179
             Fiscal 1997 .....................   5,466
             Fiscal 1998 .....................  22,173
             Fiscal 1999 .....................     781
             Fiscal 2000 .....................     220
             Thereafter.......................   5,224
                                               -------
                                               $38,043
                                               =======

(4)STOCK OPTIONS:

  The shareholders of the Company have approved stock option plans (the Plans) for officers, other full-time key salaried employees and non-employee directors of the Company to reward outstanding performance and enable the Company to attract and retain key personnel. Under the Plans, options are granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant and are generally exercisable for five or ten years. The Plans also provide for automatic grants of 1,000 non-qualified stock options to each non-employee director of the Company on the date that each such director is elected or re-elected to the Board of Directors, and expire, to the extent not already exercised, thirty days after termination of service as a Director. As of September 1, 1995, the Plans authorize the future granting of options to purchase up to 583,015 shares of common stock.

  Stock option transactions during 1993, 1994 and 1995 are summarized as follows:

                                                     SHARES    PRICE PER SHARE
                                                    --------  ------------------
      Outstanding at August 28, 1992...............  624,311   $4.875 to $8.750
        Granted ...................................  214,468   $5.000 to $7.625
        Exercised .................................  (81,982)  $5.000 to $7.125
        Lapsed.....................................  (56,155)  $5.250 to $8.750
                                                    --------
      Outstanding at August 27, 1993...............  700,642   $4.875 to $8.750
        Granted ...................................  205,777   $9.000 to $12.000
        Exercised ................................. (150,442)  $5.000 to $7.625
                                                    --------
      Outstanding at September 2, 1994.............  755,977   $4.875 to $12.000
        Granted ...................................   84,777  $13.000 to $16.500
        Exercised ................................. (271,046)  $5.000 to $12.000
                                                    --------
      Outstanding at September 1, 1995.............  569,708   $4.875 to $16.500
                                                    ========

  Options exercisable were 600,642 as of August 27, 1993, 655,977 as of September 2, 1994 and 391,931 as of September 1, 1995.

                         SHELDAHL, INC. AND SUBSIDIARY

  The options outstanding as of September 1, 1995 expire five or ten years after the grant date as follows:

                                     NUMBER OF OPTIONS
             FISCAL YEARS               THAT EXPIRE
             ------------            -----------------
              1996..................       12,780
              1997..................       37,182
              1998..................        7,000
              1999..................        7,000
              2000..................        7,000
              2001..................       63,840
              2002..................      100,000
              2003..................       89,683
              2004..................      167,446
              2005..................       77,777
                                          -------
                                          569,708
                                          =======

(5)COMMITMENTS AND CONTINGENCIES:

 Lease Commitments--

  The Company has noncancelable operating lease commitments for certain manufacturing facilities and equipment which expire at various dates through fiscal 1999. Minimum rent commitments under operating leases are $1,782,000 in 1996, $442,000 in 1997, $292,000 in 1998 and 1999 and $37,000 in 2000. In
accordance with the terms of the lease agreements, the Company is required to pay maintenance and property taxes related to the leased property. Operating lease expense relating to continuing operations was $2,394,000 in 1995, $2,128,000 in 1994, and $2,032,000 in 1993.

 Employment Agreements--

  The Company has employment agreements with various officers which are renewable in successive one-year terms and require minimum severance benefits following a change in control of the Company, as defined.

 Litigation--

  The Company's operations expose it to the risk of certain legal and environmental claims in the normal course of business. The Company believes that these matters will not have a material adverse effect on the Company's results of operations or financial condition.

(6) INCOME TAXES:

  Effective August 28, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), under which deferred income tax assets and liabilities are recognized for the differences between financial and income tax reporting basis of assets and liabilities and valued based on enacted tax rates and laws. Net income for 1994 was increased by $1,422,000, or $0.26 per share, for the cumulative effect of this accounting change. The effect of adopting SFAS No. 109 increased the Company's 1994 tax provision by $565,000 when compared to the previous method used.

  The provision for income taxes from continuing operations consisted of the following (in thousands):

                                            AUGUST 27, SEPTEMBER 2, SEPTEMBER 1,
                                               1993        1994         1995
                                            ---------- ------------ ------------
      Currently payable....................    $50         $235        $  192
      Deferred.............................    --           565         1,008
                                               ---         ----        ------
        Provision for income taxes.........    $50         $800        $1,200
                                               ===         ====        ======

                         SHELDAHL, INC. AND SUBSIDIARY

  A reconciliation from the provision for income taxes using the statutory federal income tax rate to the provision for income taxes is as follows (in thousands):

                                            AUGUST 27, SEPTEMBER 2, SEPTEMBER 1,
                                               1993        1994         1995
                                            ---------- ------------ ------------
      Federal statutory rates ............     $505       $1,222       $1,474
      Research and development tax
       credits............................      --          (210)        (200)
      Tax benefit of foreign sales
       corporation........................      --          (133)        (222)
      Recognition of previously unrecorded
       deferred tax assets................     (505)         --           --
      State income taxes, net of federal
       benefit............................      --            42           37
      Other ..............................       50         (121)         111
                                               ----       ------       ------
                                               $ 50       $  800       $1,200
                                               ====       ======       ======

  As of September 1, 1995, the Company had net operating loss carryforwards of approximately $2,400,000 which expire through 2008.

  Temporary differences and carryforwards which result in net deferred income tax assets were as follows (in thousands):

                                                       SEPTEMBER 2, SEPTEMBER 1,
                                                           1994         1995
                                                       ------------ ------------
      Deferred tax assets (liabilities)
        Net operating loss carryforwards..............   $ 1,186      $ 1,246
        Income tax credits carryforwards..............       950        1,138
        Post retirement benefits......................       532          494
        Inventories ..................................       378          433
        Deferred compensation ........................       270          349
        Medical reserves..............................       --           131
        Vacation reserve..............................       188          120
        Reserve for discontinued operation............       184          --
        Bad debts reserve ............................        75           99
        Other ........................................       402          423
                                                         -------      -------
          Deferred tax assets.........................     4,165        4,433
                                                         -------      -------
        Depreciation .................................    (1,887)      (3,376)
        Medical reserves .............................       (68)         --
                                                         -------      -------
          Deferred tax liabilities ...................    (1,955)      (3,376)
                                                         -------      -------
          Valuation allowance.........................      (600)        (455)
                                                         -------      -------
            Total deferred tax assets.................   $ 1,610      $   602
                                                         =======      =======

  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has established a valuation allowance for a portion of the net operating loss and income tax credit carryforwards and other items due to the uncertainty related to their ultimate realization. The reduction in the valuation allowance was due to the expiration of certain state tax credit carryforwards.

                         SHELDAHL, INC. AND SUBSIDIARY

(7) PENSION AND POST RETIREMENT BENEFITS:

 Defined Benefit Plan--

  The Company sponsors a defined benefit pension plan covering substantially all hourly employees of the Company's Northfield, Minnesota, facility (the Northfield Plan). Pension costs are funded in compliance with the Employee Retirement Income Security Act of 1974. Net periodic pension cost is as follows (in thousands):

                                                             1993   1994  1995
                                                             -----  ----  -----
      Service cost ......................................... $ 170  $163  $ 164
      Interest cost on projected benefit obligation.........   240   262    286
      Return on plan assets.................................  (278)  (89)  (232)
      Net amortization and deferral.........................   142   (81)    45
                                                             -----  ----  -----
        Net periodic pension cost........................... $ 274  $255  $ 263
                                                             =====  ====  =====

  Funding information with respect to the Northfield Plan is as follows (in thousands):

                                                      SEPTEMBER 2, SEPTEMBER 1,
                                                          1994         1995
                                                      ------------ ------------
      Actuarial present value of -
       Vested benefit obligation ....................    $3,557       $4,200
                                                         ======       ======
       Accumulated benefit obligation................    $3,617       $4,281
                                                         ======       ======
       Projected benefit obligation..................    $3,617       $4,552
                                                         ======       ======
       Plan assets at fair value ....................    $2,933       $3,556
                                                         ======       ======
      Projected benefit obligation in excess of plan
       assets........................................    $  684       $  996
      Unrecognized transition amount.................       (80)         (70)
      Unrecognized prior service cost ...............      (524)        (760)
      Unrecognized net loss .........................       178          100
                                                         ------       ------
      Accrued pension cost...........................       258          266
      Additional minimum liability...................       426          459
                                                         ------       ------
        Net pension liability........................    $  684       $  725
                                                         ======       ======

  The accumulated benefit obligation is the actuarial present value of all vested and non-vested benefits for employee service before July 1, 1995. The projected benefit obligation is the accumulated benefit obligation increased to include expected increases in the plan's flat dollar benefit. The projected benefit obligation is determined using an assumed discount rate of 7.5%. The assumed long-term rate of return for assets is 7.5%. Plan assets consist principally of cash equivalents, bonds and common stock.

  An additional minimum liability is included in other non-current liabilities in the accompanying consolidated balance sheets. This additional liability is an estimate of cash contributions required to be made to the plan in the future. An intangible asset of $459,000 related to this liability is included in other assets in the accompanying consolidated balance sheets.

 Employee Savings Plan--

  The Company has an employee savings plan covering all employees who meet certain age and service requirements and who are not participants in the Northfield Plan.

                         SHELDAHL, INC. AND SUBSIDIARY

  The Company's contribution to the employee savings plan equals 2% of the participant's salary. The Company also matches participants' voluntary contributions to the plan. This matching contribution is subject to Company earnings on a quarterly basis and is limited to 4% of each participant's salary. The Company's expense related to the employee savings plan was $900,000 in 1995, $674,000 in 1994, and $661,000 in 1993.

 Postretirement Benefits--

  In December 1990, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS No. 106). SFAS No. 106 requires that the expected cost of these benefits be charged to expense during the years that the employees render service.

  The Company adopted SFAS No. 106 on August 28, 1993 and recorded a one-time charge of $875,000, or $.16 per share, net of income tax benefits of $525,000 in the accompanying statement of operations. The Company's plan, which is unfunded, provides medical and life insurance benefits for select employees. These employees, who retire after age 40 with 20 years or more of service, have access to the same medical plan as active employees.

  Net periodic postretirement benefit cost is as follows (in thousands):

                                                        SEPTEMBER 2, SEPTEMBER 1,
                                                            1994         1995
                                                        ------------ ------------
      Service cost....................................      $137         $30
      Interest cost on accumulated benefit obligation.        47          54
                                                            ----         ---
        Net periodic postretirement benefit cost......      $184         $84
                                                            ====         ===

  Funding information related to the Company's plan is as follows (in thousands):

                                                      SEPTEMBER 2, SEPTEMBER 1,
                                                          1994         1995
                                                      ------------ ------------
      Accumulated benefit obligation.................    $1,418       $1,364
      Plan assets at fair value......................       --           --
                                                         ------       ------
        Projected benefit obligation in excess of
         plan assets.................................     1,418        1,364
      Unrecognized net gain..........................        13           28
                                                         ------       ------
        Accrued postretirement benefits..............    $1,405       $1,336
                                                         ======       ======

  A 12% annual rate of increase in the health care cost trend rate was assumed with rates decreasing gradually to 5.5% at 2006 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate assumption by one percentage point would increase accumulated postretirement benefit obligation by 5.7% and the net periodic postretirement benefit cost by 10.4% each year. The discount rate used in determining the accumulated postretirement benefit obligation was 8% in 1994 and 7.5% in 1995.

(8) DISCONTINUED OPERATION:

  On May 27, 1994, the Company sold its idle Nashua, New Hampshire, facility for an amount less than the recorded value. In addition, the Company revised its estimate of the costs it will incur related to the abandonment of leased facilities in Orange County, California. The statement of operations for 1994 reflects a charge of $525,000, net of income tax benefits of $175,000, to reserve for the losses related to these events. As of September 1, 1995, there are no remaining obligations with respect to the Company's discontinued operation.

                         SHELDAHL, INC. AND SUBSIDIARY

(9) CONSORTIUM FOR THE DEVELOPMENT OF MULTI-CHIP MODULE LAMINATES (MCM-L):

  On January 10, 1994, the Company entered into a Consortium Agreement sponsored by the Advanced Research Projects Agency (ARPA), a United States Government Agency. The purpose of the Consortium is to accelerate the development and commercialization of the multi-chip module laminate (MCM-L). As a Consortium member, the Company expects to receive approximately $9,500,000 in funding over two and one-half years from ARPA to further test, design and develop the manufacturing processes for the Company's Novaclad(R) and Z-Link(R) products which are to be used in constructing multi-chip modules. The Company incurred $5,030,000 in fiscal 1995 and $3,079,000 in fiscal 1994 in costs related to this project, of which $7,392,000 have been reimbursed by the ARPA Consortium with the remaining $717,000 included in accounts receivable in the accompanying consolidated balance sheet as of September 1, 1995.

(10)JOINT VENTURE:

  In August 1995, the Company entered into various agreements to form a joint venture in Juijiang Jiangxi China with Jiangxi Changjiang Chemical Plant and Hong Kong Wah Hing (China) Development Co., Ltd. Under the agreements, the Company will license certain technology to the joint venture and will provide certain technical support. In return, the Company will receive a 20% ownership interest in the joint venture, a $900,000 payment, subject to completion of certain milestones, and a royalty on products sold by the joint venture. The joint venture is being established to manufacture flexible adhesive-based copperclad laminates and associated cover film tapes in China. Under the terms of the agreements, the joint venture will market these products in China, Taiwan, Hong Kong and Macau and the Company will market the products produced by the joint venture in all other markets. Formation of the joint venture is subject to approvals from government agencies which are in progress but which have not yet been obtained.

(11)SUBSEQUENT EVENTS:

  On September 5, 1995, the Company sold its Hoskins Aviation Lighting Product Line division to a subsidiary of The B.F. Goodrich Company. The value of the transaction was approximately $2.6 million. The transaction did not have a material effect on the results of operations or financial position of the Company.

  On October 12, 1995, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register 1,750,000 shares of common stock (excluding an over-allotment option of 262,500 shares to be granted to the underwriters).

                         SHELDAHL, INC. AND SUBSIDIARY

(12)QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

  The consolidated results of operations for the four quarters of 1995 and 1994 are as follows (in thousands, except per share data):

                                                      FISCAL 1995
                                        ---------------------------------------
                                         FIRST  SECOND   THIRD  FOURTH   TOTAL
                                        ------- ------- ------- ------- -------
   Net sales .......................... $21,088 $21,960 $25,203 $26,965 $95,216
   Cost of sales and expenses..........  20,377  21,782  24,123  24,600  90,882
                                        ------- ------- ------- ------- -------
   Income from continuing operations
    before provision for income taxes..     711     178   1,080   2,365   4,334
   Provision for income taxes..........     192      43     300     665   1,200
                                        ------- ------- ------- ------- -------
   Net income.......................... $   519 $   135 $   780 $ 1,700 $ 3,134
                                        ======= ======= ======= ======= =======
   Net income per share................ $   .08 $   .02 $   .11 $   .24 $   .45
                                        ======= ======= ======= ======= =======

                                                     FISCAL 1994
                                       ----------------------------------------
                                        FIRST  SECOND   THIRD   FOURTH   TOTAL
                                       ------- ------- -------  ------- -------
   Net sales.........................  $20,169 $21,739 $23,902  $22,536 $88,346
   Cost of sales and expenses........   19,935  20,843  22,661   21,313  84,752
                                       ------- ------- -------  ------- -------
   Income from continuing operations
    before provision for income taxes
    and accounting changes...........      234     896   1,241    1,223   3,594
   Provision for income taxes........       65     224     311      200     800
                                       ------- ------- -------  ------- -------
   Income from continuing operations
    before accounting changes........      169     672     930    1,023   2,794
   Accounting changes................      547     --      --       --      547
   Loss from discontinued operation..      --      --     (525)     --     (525)
                                       ------- ------- -------  ------- -------
   Net income........................  $   716 $   672 $   405  $ 1,023 $ 2,816
                                       ======= ======= =======  ======= =======
   Income per share:
     --Continuing operations.........  $   .03 $   .13 $   .18  $   .16 $   .52
     --Accounting changes............      .11     --      --       --      .10
     --Discontinued operation........      --      --     (.10)     --     (.10)
                                       ------- ------- -------  ------- -------
   Net income per share..............  $   .14 $   .13 $   .08  $   .16 $   .52
                                       ======= ======= =======  ======= =======

                         SHELDAHL, INC. AND SUBSIDIARY
                SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
                ----------------------------------------------

Allowance for Doubtful Accounts:
-------------------------------

The transactions in the allowance for doubtful accounts for the fiscal years ending August 27, 1993, September 2, 1994 and September 1, 1995 were as follows:

                                               1993       1994       1995
                                               ----       ----       ----

Balance, Beginning of year                   $287,138   $194,521   $200,000

Additions, Charged to Operations                    -     99,585          -

Recoveries (accounts charged off), net        (92,617)   (94,106)    67,412
                                             --------   --------   --------

Balance, End of Year                         $194,521   $200,000   $267,412
                                             ========   ========   ========