Form 10-K405/A
period 1995-09-01
SHELDAHL INC
filed 1995-11-15
CIK 89615

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                       _________________________________

                                  FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K
                       _________________________________

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     FOR THE FISCAL YEAR ENDED SEPTEMBER 1, 1995

     COMMISSION FILE NUMBER:  0-45
                       _________________________________

                                 SHELDAHL, INC.
             (Exact name of registrant as specified in its charter)

                 MINNESOTA                             41-0758073
           --------------------                        ----------
     (State or other jurisdiction                   (I.R.S. Employer
     of incorporation or organization)             Identification No.)

                               1150 SHELDAHL ROAD
                             NORTHFIELD, MN  55057
             (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code:  (507) 663-8000

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:
                   COMMON STOCK, PAR VALUE OF $.25 PER SHARE
                                (Title of Class)
                       _________________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO
                                               ---     ---

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

     As of October 9, 1995, the Company had outstanding 6,833,926 shares of Common Stock.

                       _________________________________

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

ITEM 11.   Item 11 is hereby amended to read as follows:


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

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


                           SUMMARY COMPENSATION TABLE

                                                         Long Term
                                                        Compensation
-------------------------------------------------------------------------------
                                  Annual Compensation      Awards
-------------------------------------------------------------------------------

         Name and                                        Securities   All Other
    Principal Position                                   Underlying    Compen-
---------------------------  Year     Salary    Bonus     Options     sation(1)
                             ----    --------  -------   ----------   ---------
James E. Donaghy             1995    $256,203        -        7,719     $ 8,998
 President and Chief         1994     247,722        -       10,548      10,718
 Executive Officer           1993     231,014        -            0       8,680

Edward L. Lundstrom          1995     131,053        -        3,985       6,348
 Executive Vice              1994     122,324        -       11,134       6,116
 President                   1993     106,538        -       10,654       4,433


Roger D. Quam                1995     124,577        -        3,762       6,071
 Vice President-             1994     121,540        -       11,267       5,470
 Composite Materials         1993     109,512        -       10,951       4,340


Gregory D. Closser           1995     113,278        -        3,428       5,630
 Vice President-             1994     108,161        -        9,972       5,341
 Flexible Interconnect       1993      96,325        -        9,633       4,009

John V. McManus              1995     121,378        -        3,671       5,172
 Vice President-             1994     107,272        -        9,830       4,817
 Finance                     1993      94,557        -        9,456       3,935

-------------------------

(1) These amounts represent Company basic and matching contributions to the Company's 401(k) plan on behalf of such employees.

                       OPTION GRANTS IN LAST FISCAL YEAR


     The following table contains information concerning the grant of stock options under the Company's stock option plans to the Named Executive Officers during the last fiscal year:

                          INDIVIDUAL GRANTS
-----------------------------------------------------------------------------------------------
                                                                          POTENTIAL REALIZABLE
                         NUMBER                                             VALUE AT ASSUMED
                           OF       % OF TOTAL                              ANNUAL RATES OF
                       SECURITIES    OPTIONS                                  STOCK PRICE
                         UNDER-     GRANTED TO                                APPRECIATION
                         LYING      EMPLOYEES    EXERCISE                  FOR OPTION TERM(1)
                        OPTIONS     IN FISCAL      PRICE     EXPIRATION
NAME                    GRANTED        YEAR      PER SHARE      DATE         5%          10%
-----------------------------------------------------------------------------------------------
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

____________________

(1) Gains are reported net of the option exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall stock market conditions, as well as the optionholder's continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

    OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information with respect to the Named Executive Officers, concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year:


                                                         Number of Securities
                                                              Underlying
                                                        Unexercised Options at       Value of Unexercised In-the-Money
                                                               Year-End                  Options at Fiscal Year-End
                                                       ________________________         ____________________________
                           Shares
                        Acquired on       Value
Name                      Exercise     Realized(1)   Exercisable    Unexercisable    Exercisable (2)    Unexercisable (2)
----                      --------     -----------   -----------    -------------    -----------        -------------
James E. Donaghy            27,090(3)   $253,969          22,548          107,719           $202,110           $1,119,298

Edward L. Lundstrom         12,353        72,574          27,322            3,985            304,177                9,963

Roger D. Quam               12,959        89,093          27,906            3,762            311,329                9,405

Gregory D. Closser           9,962        75,960          24,391            3,428            272,084                8,570

John V. McManus              9,482        65,189          23,147            3,671            258,824                9,178



(1) Market value on the date of exercise of shares covered by options exercised, less option exercise price.

(2) Based on a per share price of $19.00, which is the average of the bid and asked prices for the Company's Common Stock on September 1, 1995, the last day of the Company's fiscal year. Value is calculated on the difference between the option exercise price and $19.00 multiplied by the number of shares of common stock underlying the options, but before taxes associated with exercise.

(3) The net number of shares acquired upon exercise of options taking into account shares transferred to the Company in payment of the option exercise price and taxes associated with such exercise was 8,556 shares.

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

ITEM 12.   Item 12 is hereby amended to read as follows:


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

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


                                           NUMBER
                                         OF SHARES     PERCENTAGE OF
                                        BENEFICIALLY    OUTSTANDING
NAME OF BENEFICIAL OWNER                   OWNED          SHARES
------------------------                   -----       -------------

Peter B. Cannell and Co., Inc.(2)          647,200         9.47%
919 Third Avenue
New York, NY  10022

Sumitomo Bakelite Co., Ltd.(2)             414,400         6.07%
Mita-Nitto-Osaka Bldg.
11-36, 3-Chome Mita
Minato-Ku, Tokyo 108, Japan

Regan Money Managers(2)                    371,600         5.44%
7600 Parklawn Avenue, Suite 300
Edina, MN  55435

James E. Donaghy(3)(4)(5)                   86,237         1.26%

James S. Womack(3)                          80,801         1.18%

John G. Kassakian(3)                         9,997         *

Gerald E. Magnuson(3)                       18,188         *

William B. Miller(3)                         9,000         *

Kenneth J. Roering(3)                       18,000         *

Richard S. Wilcox(3)(6)                    106,155         1.55%

Beekman Winthrop(3)                        273,800         4.01%

Gregory D. Closser(3)                       37,997         *

Edward L. Lundstrom(3)                      32,155         *

John V. McManus(3)                          52,037         *

Roger D. Quam(3)                            51,225         *

All Officers and Directors as              820,715        11.66%
   a Group (15 persons)(3)(4)(6)

__________________________________________________________
*  Less than one percent.
(1)  Assumes no exercise of the Underwriters' over-allotment option.
(2) Based upon information contained in a Schedule 13G or Schedule 13D filed with the Securities and Exchange Commission.

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

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and has caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November, 1995.

                                       SHELDAHL, INC.

                                       By:    /s/ James E. Donaghy
                                          ----------------------------------
                                          James E. Donaghy, President
                                          and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant on November 13, 1995 and in the capacities indicated.

 By               *                 Chairman of the Board and Director
   -----------------------------
   James S. Womack

 By     /s/ James E. Donaghy        President, Chief Executive Officer and
   -----------------------------    (principal executive officer)
 James E. Donaghy

 By      /s/ John V. McManus        Vice President Finance
   -----------------------------    (principal financial and accounting officer)
   John V. McManus

 By               *                 Director
   -----------------------------
   John G. Kassakian

 By               *                 Director
   -----------------------------
    Gerald E. Magnuson

 By               *                 Director
   -----------------------------
    William B. Miller

 By               *                 Director
   -----------------------------
    Kenneth J. Roering

 By               *                 Director
   -----------------------------
   Richard S. Wilcox

 By               *                 Drector
   -----------------------------
   Beekman Winthrop

*By     /s/ John V. McManus
   -----------------------------
   John V. McManus
   Attorney-In-Fact