Form 10-Q
period 1995-12-01
SHELDAHL INC
filed 1996-01-12
CIK 89615

SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

Form 10-Q



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             OR

(  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


          For Quarter Ended December 1, 1995  Commission File Number:0-45


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

As of December 21, 1995, 8,846,246 shares of the Registrant's common stock were outstanding.


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
                            Unaudited


                                                 Three Months Ended
                                              December 1,    December 2,
(in thousands, except for per share data)        1995          1994

Net sales                                       $26,097        $21,088
Cost of sales                                    20,410         16,688
                                                 ______         ______
Gross profit                                      5,687          4,400
                                                 ______         ______
Expenses:
     Sales and marketing                          2,221          2,275
     General and administrative                   1,170            864
     Research and development                       690            531
     Interest                                       383             19
                                                 ______         ______
          Total expenses                          4,464          3,689
                                                 ______         ______
Income before provision for income taxes          1,223            711

Provision for income taxes                        (365)          (192)
                                                 ______         ______
Net income                                        $ 858          $ 519
                                                 ======         ======
Net income per share                              $0.12          $0.08
                                                 ======         ======
Weighted average common shares and
   common share equivalents outstanding           7,257          6,838
                                                 ======         ======



                          SHELDAHL, INC.
                   CONSOLIDATED BALANCE SHEETS
                            Unaudited

                              ASSETS
(In thousands)                            December 1,   September 1,
                                            1995           1995
Current assets:
     Cash and cash equivalents                  $17,299        $ 1,045
     Accounts receivable, net                    17,920         17,637
     Inventories                                 11,843         12,509
     Prepaid expenses and other current assets    1,302            732
     Deferred tax assets                            650            849
                                                 ______         ______
          Total current assets                   49,014         32,772
                                                 ______         ______
     Construction in process                     37,867         32,654
     Plant and equipment, at cost                69,606         68,672
     Less: accumulated depreciation            (42,707)       (41,471)
                                                 ______         ______
          Net plant and equipment                64,766         59,855
                                                 ______         ______

     Other assets                                 1,499          1,559
                                                 ______         ______
                                               $115,279        $94,186
                                                 ======         ======
             LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
     Current maturities of long-term debt       $ 5,429        $ 4,179
     Accounts payable                            10,331          9,113
     Accrued compensation                         1,354          1,262
     Other accruals                               2,162          1,886
                                                 ______         ______
          Total current liabilities              19,276         16,440

     Long-term debt                              21,972         33,864

     Other non-current liabilities                2,760          2,683

     Deferred taxes                                 372            247
                                                 ______         ______
     Shareholders' investment:
          Common Stock                            2,212          1,708
          Additional paid-in capital             50,896         22,311
          Retained earnings                      17,791         16,933
                                                 ______         ______
          Total shareholders' investment         70,899         40,952
                                                 ______         ______
                                               $115,279        $94,186
                                                 ======         ======

                 SHELDAHL, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Unaudited


                                                    Three Months Ended
(in thousands)                                December 1,     December 2,
                                                 1995             1994
Operating activities:
Net income                                       $   858         $   519
   Adjustments to reconcile net income
      to net cash provided by operating activities:
       Depreciation and amortization               1,456           1,037
       Deferred income tax provision                 324             161

   Net change in other operating activities:
       Accounts receivable                         (283)             112
       Inventories                                   666         (1,360)
       Prepaid expenses and other current assets   (570)           (120)
       Other assets                                   60           (464)
       Accounts payable and accrued liabilities    1,586             568
       Income taxes payable                            -             (3)
       Other non-current liabilities                  77            (21)
                                                  ______          ______
Net cash provided by operating activities          4,174             429
                                                  ______          ______
Investing activities:
   Capital expenditures, net                     (6,367)         (6,031)
   Net cash flows used in discontinued operation       -            (49)
                                                  ______          ______
Net cash used in investing activities            (6,367)         (6,080)
                                                  ______          ______
Financing activities:
   Borrowings (repayments) under revolving credit
      facilities, net                           (10,534)           4,169
   Repayments of long-term debt                    (108)            (65)
   Issuance of common stock                       29,089             198
                                                  ______          ______
Net cash provided by financing activities         18,447           4,302
                                                  ______          ______
Increase (decrease) in cash                       16,254         (1,349)
                                                  ______          ______
Cash at beginning of period                        1,045           2,008
                                                  ______          ______
Cash at end of period                            $17,299         $   659
                                                  ======          ======
Supplemental cash flow information:
   Income taxes paid                             $    31         $    34
                                                  ======          ======
   Interest paid                                 $   735         $   224
                                                  ======          ======

               SHELDAHL, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Unaudited

These condensed and unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these condensed unaudited consolidated financial statements reflect all adjustments, of a normal and recurring nature, necessary for a fair statement of the interim periods, on a basis consistent with the annual audited financial statements. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although these disclosures should be considered adequate, the Company suggests that these condensed unaudited financial statements be read in conjunction with the financial statements and summary of significant accounting policies and notes thereto included in the Company's latest annual report on Form 10-K.


1) Inventories, which are valued at the lower of last-in first-out cost or market, consists of (in thousands):

                                December 1, 1995    September 1, 1995

   Raw materials                      $ 3,170             $ 4,267
   Work-in-process                      5,847               5,649
   Finished goods                       3,930               3,663
   LIFO reserve                       (1,104)             (1,070)
                                       ______              ______
                                      $11,843             $12,509
                                       ======              ======
2) Debt and Finance

   The Company has a credit agreement with three banks consisting of a $15 million revolving note based on and secured by the Company's inventories and accounts receivable, and a $20 million term note collateralized by equipment. Interest accrued on the revolving note at prime plus 1.5%; on the term note at prime plus 2.0%. As of December 1, 1995, the Company had a zero balance on the revolving note. The term note provides for quarterly payments of $1,250,000 beginning January 1, 1996 with the remaining balance due December 31, 1997. As of December 1, 1995, the outstanding balance on the term note was $20,000,000 at 10.75% interest. In addition, the Company has outstanding a $5.5 million note to Northern Life Insurance Company collateralized by the Company's land and buildings in Longmont, Colorado. The note bears interest at 8.32% with monthly principal and interest payments of $52,000 with the remaining unpaid principal balance due September 1, 2002.

3) Consortium for the Development of Multi-Chip Module Laminates (MCM-L)

   On January 10, 1994, the Company entered into a Consortium Agreement sponsored by the Advanced Projects Research Agency (ARPA), a United States Government Agency. The purpose of the Consortium is to accelerate the development and commercialization of the multi-chip module laminate (MCM-L). As a Consortium member, the Company expects to receive approximately $11.2 million in funding over two years from ARPA to further test, design and develop the manufacturing processes for the Company's NOVACLAD based products which are to be used in constructing multi-chip modules. During the three months ended December 1, 1995, the Company incurred $1,043,000 in manufacturing, selling, research and development and administrative costs refunded by ARPA. To date, the Company has received a total of $8,073,000 of funding through the Consortium. As of December 1, 1995, the Company has recorded a $1,180,000 receivable from ARPA.

4) Common Stock Offering

   On November 21, 1995, the Company completed the offering of 2,021,500 shares of common stock, with net proceeds to the Company of approximately $29.1 million.

               SHELDAHL, INC. AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  CONSOLIDATED OPERATING RESULTS AND FINANCIAL CONDITION

  Three Months Ended December 1, 1995 and December 2, 1994


Net sales increased $5,009,000 or 23.8% from $21,088,000 for the three months ended December 2, 1994 to $26,097,000 for the three months ended December 1, 1995. Sales to the automotive market increased $5,833,000 or 49.2% from $11,851,000 for the three months ended December 2, 1994 to $17,684,000 for the three months ended December 1, 1995. The increase is the result of continued demand for interconnect systems for engine control units, power distribution instrumentation, plus flexible materials for airbags. This demand resulted from the Company's continued efforts to position itself as a leading supplier of flexible circuits and interconnects to the automotive electronics industry. Sales to the datacommunication market decreased $77,000 or 2.2% from $3,485,000 for the three months ended December 2, 1994 to $3,408,000 for the three months ended December 1, 1995. Aerospace/defense market sales decreased $852,000 or 32.9% from $2,590,000 for the three months ended December 2, 1994 to $1,738,000 for the three months ended December 1, 1995. The decline in the aerospace/defense market sales is principally due to the sale of the Company's Hoskins Aviation Lighting Product Line Division early in the first quarter of fiscal 1996. Industrial market sales increased $859,000 or 53.6% from $1,604,000 for the three months ended December 2, 1994 to $2,463,000 for the three months ended December 1, 1995. Consumer market sales decreased $754,000 or 48.4% from $1,558,000 for the three months ended December 2, 1994 to $804,000 for the three months ended December 1, 1995, as sales of flexible interconnect to original equipment camera manufacturers declined.

Gross profit increased $1,287,000 or 29.3% from $4,400,000 for the three months ended December 2, 1994 to $5,687,000 for the three months ended December 1, 1995. Gross profit, as a percentage of sales, increased to 21.8% for the three months ended December 1, 1995 from 20.9% for the three months ended December 2, 1994. Increased factory volume and continued improvements to manufacturing processes contributed to the increase in gross profit.

Expenses increased $775,000 or 21.0% from $3,689,000 for the three months ended December 2, 1994 to $4,464,000 for the three months ended December 1, 1995. As a percentage of sales, expenses decreased to 17.1% for the three months ended December 1, 1995 from 17.5% for the three months ended December 2, 1994.

Sales and marketing expenses decreased $54,000 or 2.4% from $2,275,000 for the three months ended December 2, 1994 to $2,221,000 for the three months ended December 1, 1995. Increased consulting and relocation expenses were offset by reductions in travel and proposal materials and sample costs.

Net general and administrative expenses increased $306,000 or 35.4% from $864,000 for the three months ended December 2, 1994 to $1,170,000 for the three months ended December 1, 1995. Gross general and administrative costs increased $195,000 or 17.8% from $1,097,000 for the three months ended December 2, 1994 to $1,292,000 for the three months ended December 1, 1995. The increase was the result of increased legal and consulting costs relating to the China and Morton International joint ventures. During the first quarter of fiscal 1995 and 1996, $233,000 and $122,000, respectively, of ARPA credits were applied to general and administrative costs, decreasing gross expenses. See Note 3 of the accompanying financial statements for additional information regarding ARPA.

Research and development expenses increased $159,000 or 29.9% from $531,000 for the three months ended December 2, 1994 to $690,000 for the three months ended December 1, 1995. Costs increased due to the resources required to complete full scale production of the Longmont, Colorado, production facility.

Net interest expense increased by $364,000, or 19 times, from $19,000 for the three months ended December 2, 1994 to $383,000 from the three months ended December 1, 1995. Gross interest expense increased $682,000 or 301.8% from $226,000 for the three months ended December 2, 1994 to $908,000 for the three months ended December 1, 1995. The Company's borrowings to support capital expenditures increased substantially causing the significant increase in interest cost. Capitalized interest increased $318,000 or 153.6% from $207,000 for the three months ended December 2, 1994 to $525,000 for the three months ended December 1, 1995. The increase in capitalized interest is the result of extensive capital spending including the new production facility in Longmont, Colorado.

As the result of increased sales and improved gross margin performance, income before provision for income taxes increased $512,000 or 72.0% from $711,000 for the three months ended December 2, 1994 to $1,223,000 for the three months ended December 1, 1995.

For the current quarter, income taxes have been provided at an estimated effective annual rate of 30%. As a result, net income for the three months ended December 2, 1994 was $519,000 or $0.08 per share and $858,000 or $0.12 per share for the three months ended December 1, 1995.

Financial Condition

The Company's cash requirements for the three months ended December 1, 1995 were satisfied through positive operating results and and borrowings. For the three months ended December 1, 1995, operating cash flows were $4.2 million and capital expenditures for the three months ended December 1, 1995 totaled $6.4 million.

On November 21, 1995, the Company completed a $29.1 million common stock offering; $10.5 million of these funds were used to pay down the revolving credit note with the remaining $18.6 million invested in high grade short term interest bearing securities. The Company will use these funds to finance its continuing capital expansion programs over the next several quarters.

As a result, working capital as of December 1, 1995 was $29,738,000, an increase of $13,406,000 since September 1, 1995. The Company's current ratio increased to 2.5 to 1 compared to 2.0 to 1 at September 1, 1995.

In addition, as a result of the common stock offering, the Company expects its interest rates to decline 100 to 150 basis points, under the terms of its revolving credit agreement.

PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

       A)  Exhibits

           11    Statement regarding computation of earnings per share

           27    Financial data schedule

       B)  Reports on Form 8-K

           No reports on Form 8-K were filed by the Registrant during the quarter ended December 1, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SHELDAHL, INC.
                                   (Registrant)






Dated:  January 12, 1996                By:  /s/ John V. McManus