Form 10-Q
period 1996-03-01
SHELDAHL INC
filed 1996-04-10
CIK 89615

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC   20549

                            Form 10-Q



(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                                OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


     For Quarter Ended March 1, 1996     Commission File Number:  0-45


                          SHELDAHL, INC.
      (exact name of registrant as specified in its charter)



            Minnesota                                  41-0758073

(State or other jurisdiction of   (IRS Employer Identification Number)
incorporation or organization)




           Northfield, Minnesota                        55057

(Address of principal executive offices)             (zip code)



Registrant's telephone number, including area code:  (507) 663-8000



As of April 3, 1996, 8,883,882 shares of the Registrant's common stock were outstanding.


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
                           Unaudited


                                                   Six Months Ended
                                               March 1,         March 3,
(in thousands, except per share data)            1996             1995

Net sales                                        $55,051         $43,048
Cost of sales                                     42,930          34,611
                                                  ______          ______

Gross profit                                      12,121           8,437
                                                  ______          ______
Expenses:
   Sales and marketing                             4,535           4,556
   General and administrative                      2,450           1,737
   Research and development                        1,200           1,109
   Interest                                          389             146
                                                  ______          ______
       Total expenses                              8,574           7,548
                                                  ______          ______
Income from operations before
provision for income taxes                         3,547             889

Provision for income taxes                         1,065             235
                                                  ______          ______
Net income                                        $2,482          $  654
                                                  ======          ======
Net income per share                              $ 0.30          $ 0.10
                                                  ======          ======
Weighted average common shares and
common share equivalents outstanding               8,188           6,879
                                                  ======          ======

                                                   Three Months Ended
                                                March 1,         March 3,
(in thousands, except per share data)             1996             1995

Net sales                                        $28,954         $21,960
Cost of sales                                     22,520          17,922
                                                  ______          ______
Gross profit                                       6,434           4,038
                                                  ______          ______
Expenses:
   Sales and marketing                             2,314           2,281
   General and administrative                      1,280             873
   Research and development                          510             578
   Interest                                            6             128
                                                  ______          ______
       Total expenses                              4,110           3,860
                                                  ______          ______
Income from operations before
provision for income taxes                         2,324             178

Provision for income taxes                           700              43
                                                  ______          ______
Net income                                       $ 1,624         $   135
                                                  ======          ======
Net income per share                             $  0.18         $  0.02
                                                  ======          ======
Weighted average common shares and
common share equivalents outstanding               9,119           6,919
                                                  ======          ======

                 SHELDAHL, INC. AND SUBSIDIARY
                  CONSOLIDATED BALANCE SHEETS
                              ASSETS
(in thousands)                              March 1,       September 1,
                                              1996               1995
                                            (Unaudited)
Current assets:
   Cash and cash equivalents                   $     693       $   1,045
   Accounts receivable, net                       18,982          17,637
   Inventories                                    11,409          12,509
   Other current assets                            1,536             732
   Deferred income taxes                             650             849
                                                  ______          ______
       Total current assets                       33,270          32,772
                                                  ______          ______
Plant and equipment:
   Construction in progress                       36,267          32,654
   Plant and equipment, at cost                   76,991          68,672
   Less: accumulated depreciation               (44,336)        (41,471)
                                                  ______          ______
       Net plant and equipment                    68,922          59,855
                                                  ______          ______
Other assets                                       1,396           1,559
                                                  ______          ______
                                                $103,588        $ 94,186
                                                  ======          ======

             LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
   Current maturities of long-term debt         $    429       $   4,179
   Accounts payable                               10,066           9,113
   Accrued compensation                            1,271           1,262
   Other accruals                                  2,202           1,886
                                                  ______          ______
       Total current liabilities                  13,968          16,440

Long-term debt                                    13,563          33,864

Other long term obligation                         2,674           2,683

Deferred income taxes                                774             247
                                                  ______          ______
Shareholders' investment:
   Common stock                                    2,219           1,708
   Additional paid-in capital                     50,977          22,311
   Retained earnings                              19,415          16,933
                                                  ______          ______
   Total shareholders' investment                 72,611          40,952
                                                  ______          ______
                                                $103,588        $ 94,186
                                                  ======          ======

                  SHELDAHL, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Unaudited


                                                      Six Months Ended
(in thousands)                                  March 1,         March 3,
                                                  1996             1995
Operating activities:
Net income                                       $ 2,482        $    654
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                3,180           2,340
      Deferred income tax provision                  724             110

   Net change in other operating activities:
      Accounts receivable                        (1,345)           (933)
      Inventories                                  1,100         (1,754)
      Prepaid expenses and other current assets                    (804)
(522)
      Other assets                                    68           (625)
      Accounts payable and accrued liabilities                     1,276
  164
      Other non-current liabilities                 (10)            (38)
                                                  ______          ______
Net cash provided by (used in) operating
  activities                                       6,671           (604)
                                                  ______          ______
Investing activities:
   Capital expenditures, net                    (12,151)        (13,232)
                                                  ______          ______
Financing activities:
   Borrowings (repayments) under revolving
      credit facilities, net                    (23,832)          12,020
   Repayments of long-term debt                    (217)           (136)
   Issuance of common stock                       29,177             661

Net cash provided by financing activities          5,128          12,545
                                                  ______          ______
Decrease in cash                                   (352)         (1,355)

Cash at beginning of period                        1,045           2,008
                                                  ______          ______
Cash at end of period                            $   693         $   653
                                                  ======          ======
Supplemental cash flow information:
   Income taxes paid                             $    70         $   105
                                                  ======          ======
   Interest paid                                 $ 1,556         $   672
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

     1) Inventories

          Inventories, which are valued at the lower of last-in first-out cost or market, consists of (in thousands):

                                     March 1, 1996    September 1, 1995

        Raw materials                     $  2,678            $  4,267
        Work-in-process                      6,139               5,649
        Finished goods                       3,727               3,663
        LIFO reserve                       (1,135)             (1,070)
                                           _______             _______
                                           $11,409             $12,509
                                           =======             =======

     2) Restated Credit and Security Agreement

     On March 12, 1996, the Company amended its credit agreement with three banks. The amended agreement consists of a $35 million revolving note based on, and secured by, the Company's
     inventories, accounts receivable, and    equipment.  As of March
     1, 1996, $6,700,000 was outstanding under the revolving note agreement. On March 12, 1996, the remaining credit line, approximately $30 million, was available for the Company's use. The credit agreement expires December 31, 1998, but also contains options to extend the agreement. Interest accrues at prime plus up to 1.0% or the libor rate plus up to 3.5%, based on the Company's net worth, as defined. Commitment fees are charged at 0.25% on the unused portion. The interest rate as of March
     1, 1996 was 8.25%.

     3) Consortium for the Development of Multi-Chip Module Laminates
        (MCM-L)

     On January 10, 1994, the Company entered into a Consortium Agreement sponsored by the Advanced Projects Research Agency
     (ARPA), a United States Government Agency. The purpose of the Consortium is to accelerate the development and commercialization of the multi-chip module laminate (MCM-L). As a Consortium member, the Company expected to receive approximately $9 million in funding through January 1996 from ARPA to further test, design and develop the manufacturing processes for the Company's NOVACLAD and Z-LINK products which are to be used in constructing MCM-L. In November 1995, ARPA extended the agreement to September 30, 1996, and increased its funding commitment by $2.0 million. During this time, the Company joined two smaller ARPA funded consortia under which the Company will receive approximately $1.1 million through the fourth quarter of fiscal 1997. During the three and six months ended March 1, 1996, the Company incurred $474,000 and $1,516,600, respectively, in manufacturing, selling, research and development and administrative costs, of which $661,000 was reimbursed by ARPA. To date, the Company has received a total of $8,148,000 of funding through ARPA As of March 1, 1996, the Company has recorded a $1,573,000 receivable from ARPA. The remaining expenses to be reimbursed by ARPA is expected to be $2,579,000.

                 SHELDAHL, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     CONSOLIDATED OPERATING RESULTS AND FINANCIAL CONDITION

         Six Months Ended March 3, 1995 and March 1, 1996


The following table sets forth information about the Company's revenue for the six months ended March 1, 1996 as compared with the six months ended March 3, 1995.

                  Six Months EndedSix Months Ended               Gross       %
Markets                 3/1/96        3/3/95        Change      Change

Automotive            $38,913        $24,340        $14,574         60%
Datacommunications      5,628          6,941        (1,313)       (19%)
Aerospace/Defense       4,607          5,208          (601)       (12%)
Industrial              4,195          3,869            326          8%
Consumer                1,708          2,690          (982)       (37%)
                      _______        _______        _______       _____
Total                 $55,051        $43,048        $12,003         28%
                      =======        =======        =======       =====

As indicated above, the automotive market continues a strong growth trend. The Company has been strategically focused on this market over the last six years and expects this market to continue to grow. The current year's growth is due primarily to flexible circuitry applications for the fast growing engine control unit market segment for cars and sports vehicles. Overall demand is strong in most segments of the automotive market, although there has been a 20% decline in materials used in air bags due to pricing pressures and customers' desire for multiple supply sources.

Datacommunications market sales through the first six months of fiscal 1996 have declined $1.3 million, the direct result of lower sales of high and printers and end of product life cycle of certain computer applications. The Company selectively targets a narrow segment of the traditional flex circuit applications for the datacom market. Growth in datacom sales is expected to come from production at the Company's new 102,000 square foot facility in Longmont, Colorado. This facility will manufacture Novaclad, ViaGrid and high-density substrates used in the packaging of integrated circuits (ICs).

Aerospace and defense sales declined due to the sale of the Hoskins product aviation line at the start of fiscal year 1996. Hoskins accounted for $1,789,000 in sales for the first six months of 1995. Partially offsetting this loss were increased sales in vacuum deposited materials and fabricated devices.

The industrial market sales reflect revenue from the Company's joint venture in China more than offsetting lost sales due to softer demand and pricing pressures in the Company's splicing tape product line.
The decline in consumer market sales was primarily due to inventory adjustments by a key customer. The Company expects the consumer market sales to return to comparable levels in the second half of fiscal 1996.

Gross profit increased $3,684,000 or 44% from $8,437,000 for the six months ended March 3, 1995 to $12,121,000 for the six months ended March 1, 1996. As a percentage of sales, gross profit was 19.6% in 1995 and 22.0% in 1996. Increased sales and greater facility utilization contributed to the increase in gross profit dollars and percent. Reducing gross profit was higher operational costs supporting pre-production activities in the pilot operation in Longmont, Colorado.

Sales and marketing expense declined $21,000 from $4,556,000 for the six months ended March 3, 1995 to $4,535,000 for the six months ended
March 1, 1996. As a percentage of sales, sales and marketing expense was 10.6% in 1995 and 8.2% in 1996. The Company continues to invest in the promotion of its new products and business.

Net general and administrative expenses increased $713,000 from $1,737,000 for the six months ended March 3, 1995 to $2,450,000 for the six months ended March 1, 1996. Gross general and administrative expenses increased $436,000 from $2,191,000 for the six months ended March 3, 1995 to $2,627,000 for the six months ended March 1, 1996. ARPA credits applied to general and administrative expenses during the first six months of fiscal 1996 was $177,000, while ARPA credits for the first six months of fiscal 1995 was $454,000. Consulting fees relating to the Company's joint venture activity, as well as activities relating to the Company's 40th anniversary celebration accounted for the remaining increase in general and administrative expenses.

Net research and development expenses increased $91,000 from $1,109,000 for the six months ended March 3, 1995 to $1,200,000 for the six months ended March 1, 1996. ARPA credits applied to research and development expenses were $237,000 in 1995 and $364,000 in 1996. Gross research and development expenses, therefore, increased $218,000 from $1,346,000 for the six months ended March 3, 1995 to $1,564,000 for the six months ended March 1, 1996. Personnel and materials costs increased not only to support the MCM-L Consortium, but also for process advancements in the Company's core interconnect operations.

Net interest expense increased $243,000 from $146,000 for the six months ended March 3, 1995 to $389,000 for the six months ended
March 1, 1996. The following table sets forth information concerning the Company interest cost.

                         Six Months EndedSix Months Ended
                              3/1/96        3/3/95          Change

 Gross interest expense      $ 1,549        $   622        $   927
 Capitalized interest          (916)          (476)          (440)
 Interest income               (244)              -          (244)
                             _______        _______        _______
                             $   389        $   146        $   243
                             =======        =======        =======

Gross interest expense for 1996 is much higher than 1995 due to the increased average outstanding borrowings for the period. Borrowings during the first six months of 1996 began at $38 million, decreased to $27 million on or about November 21, 1995 and further decreased to $14 million at March 1, 1996. November 21, 1995 was the closing date of the $29.1 million stock offering and March 1, 1996 was the effective date of amending the revolving credit arrangement. Between these two dates, the Company had approximately $14 million invested in high grade short-term interest bearing securities, which resulted in the interest income of $244,000.

Borrowings during the first six months of fiscal 1995 began at $15 million and increased to $22 million at March 3, 1995.

Capitalized interest increased because of the Company's significant investment in construction in progress in Longmont, Colorado. Construction in progress began in 1995 at $12 million and had increased to $24 million by March 3, 1995. In 1996, construction in progress began at $33 million and at March 1, 1996 stands at $36 million.

Operating profit increased $2,658,000 or 298% from $889,000 for the six months ended March 3, 1995 to $3,547,000 for the six months ended March 1, 1996. Provision for income taxes for the six months ended March 1, 1996 was $1,065,000. The effective tax rate for 1996 is estimated to be 30%. Net income increased $1,828,000 or 180% from $654,000 for the six months ended March 3, 1995 to $2,482,000 for the six months ended March 1, 1996.

        Three Months Ended March 3, 1995 and March 1, 1996


The following table gives information about the Company's revenue for the three months ended March 1, 1996 as compared with the three months ended March 3, 1995.

                 Three Months EndedThree Months Ended           Gross       %
Market                 3/1/96          3/3/95        Change      Change

Automotive            $21,230        $12,489        $ 8,741         70%
Datacommunications      2,220          3,456        (1,236)       (36%)
Aerospace/Defense       2,869          2,619            250         10%
Industrial              1,731          2,122          (391)       (18%)
Consumer                  904          1,274          (370)       (29%)
                      _______        _______        _______     _______
Total                 $28,954        $21,960        $ 6,994         32%
                      =======        =======        =======     =======

Gross profit for the quarter increased $2,396,000 or 59% from $4,038,000 for the three months ended March 3, 1995 to $6,434,000 for the three months ended March 1, 1996. As a percentage of sales, gross profit was 18.4% in 1995 and 22.2% in 1996. Increased sales and greater facility utilization by the Company's core business was offset in part by expenses, net of ARPA credits, attributed to the pilot operations in Longmont, Colorado, amounting to approximately $1.4 million. Without the pilot operations, gross profit would have been 26.7% of sales for the quarter.

Total expenses increased $250,000 or 6.5%. Expressed as a percentage of sales, total expenses were 17.6% in 1995 and 14.2% in 1996. The decline in interest expense was offset by increases in general and administrative expenses.

Sales and marketing expenses increased $33,000 or 1.4% from $2,281,000 for the three months ended March 3, 1995 to $2,314,000 for the three months ended March 1, 1996.

General and administrative expenses increased $407,000 or 46.6% from $873,000 for the three months ended March 1, 1995 to $1,280,000 for the three months ended March 1, 1996. A $167,000 decline in ARPA credits and increases in consulting expenses related to the Company's joint venture activity as well as costs associated with activities surrounding the Company's 40th anniversary celebration accounted for the increase.

Research and development expenses declined $68,000 or 11.8% from $578,000 for the three months ended March 3, 1995 to $510,000 for the three months ended March 1, 1996. The decline is a combination of increased activities offset by a shifting of ARPA credits to the research and development areas.

Interest costs and activities for the noted periods are explained below:

                     Three Months Ended Three Months Ended
                           3/1/96             3/3/95       Change

Gross interest expense    $   611            $   398      $   213
Capitalized interest        (391)              (270)        (121)
Interest income             (214)                  -        (214)
                          _______            _______      _______
                          $     6            $   128      $ (122)
                          =======            =======      =======

As a result of increased sales and gross margin performance, pretax operating income increased $2,146,000 or 1300% from $178,000 for the three months ended March 3, 1995 to $2,324,000 for the three months ended March 1, 1996. Income taxes for the current quarter were provided at 30%, resulting in net income of $1,624,000. This compares with $135,000 for the three months ended March 3, 1995.

Prospective Information

Significant operating events will take place during the next six months of operations of the Company. First, the ARPA funded consortium will be completing its purpose and funding will slow dramatically in early fiscal 1997. The Company has no obligation to any member after the consortium objective and related ARPA funding are completed. Only normal business relationships will remain among the members of the MCM-L consortium.

Secondly, the Company's Longmont production facility will begin its start up process during the Company's fiscal third quarter. Initially, sales are not expected to be of sufficient volume to offset operational expenses. Therefore the start-up of the Longmont operations is likely to have a negative impact on the Company's operating results during the second half of fiscal 1996 and until such time sales increase enough to cover fixed expenses.

Other Factors

The Company has limited foreign currency risks from its international sales. Major contracts have "risk sharing" arrangements with the customer, allowing repricing in the event of long-term and/or significant foreign currency fluctuations.

To deal with short-term fluctuations, the Company, from time-to-time, will use a variety of natural and contractual hedging techniques to minimize its exposure to foreign currency fluctuations.
Historical transactions have not been material in nature.
Currently, less than 5% of the Company's estimated fiscal 1996 sales will be priced in a foreign currency. As of March 1, 1996, the Company has no open contracts on any foreign currency.

Financial Condition

As indicated in Footnote 2, the Company has restructured its financing with its bankers. The new financing package allows the Company to borrow up to $35 million. Borrowings at March 1, 1996 was $6.7 million. The remaining debt capacity, along with operating cash flows, will adequately support the Company's operations and anticipated capital expenditures beyond the end of fiscal 1996. The current ratio increased to 2.4 to 1 as of March 1, 1996, from 2.0 to 1 at the start of fiscal 1996, while the long-term debt to equity ratio has improved to .19 to 1.0 as of March 1, 1996.

PART II - OTHER INFORMATION


                  SHELDAHL, INC. AND SUBSIDIARY
                            FORM 10-Q

Item 4. Submission of Matters to a Vote of Security Holders

       On January 10, 1996, Sheldahl, Inc. held its Annual Meeting of Shareholders. Of the 6,833,926 shares of common stock eligible to vote, 5,449,147 shares were represented at the meeting and votes were taken on the following matters:

      A) The votes cast for the eight (8) directors to serve until the next annual meeting of shareholders were:

                                        For       Withhold Authority

           James E. Donaghy              5,440,463          8,683
           John G. Kassakian             5,443,091          6,055
           Gerald E. Magnuson            5,409,923         39,224
           William B. Miller             5,439,724          9,423
           Kenneth J. Roering            5,439,942          9,205
           Richard S. Wilcox             5,442,580          6,567
           Beekman Winthrop              5,443,192          5,955
           James S. Womack               5,435,807         13,340

      B) The votes cast to approve the appointment of Arthur Andersen LLP as independent auditors for the current fiscal year were:

For 5,429,613    Against 11,891    Abstain 7,643    Broker Non-Vote  0


Item 6.   Exhibits and Reports on Form 8-K

       A)  Exhibits

           2     Financial Data Schedule

           10.1 Fourth Amendment to Amended and Restated Credit and Security Agreement dated March 12, 1996, among Norwest Bank, Harris Bank, NBD Bank and Sheldahl, Inc.

           10.2 Fifth Amendment to Amended and Restated Credit and Security Agreement dated March 12, 1996, among Norwest Bank, Harris Bank, NBD Bank and Sheldahl, Inc.

           11    Statement Regarding Computation of Earnings Per Share

       B)  Reports on Form 8-K

           No reports on Form 8-K were filed by the Registrant during the quarter ended March 1, 1996.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SHELDAHL, INC.
                                   (Registrant)

Dated:   April 3, 1996        By /s/ James E. Donaghy
                                 President and
                                 Chief Executive Officer

Dated:   April 3, 1996        By /s/ John V. McManus
                                 Vice President, Finance