Form 10-K
period 1996-08-30
SHELDAHL INC
filed 1996-11-22
CIK 89615

SECURITIES AND EXCHANGE COMMISSION
				Washington, DC  20549
				____________________

					FORM 10-K
				___________________

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

			For the fiscal year ended August 30, 1996

				Commission File Number:  0-45
				____________________

				SHELDAHL, INC.
		(Exact name of registrant as specified in its charter)

	Minnesota					41-0758073
(State or other jurisdiction				(IRS Employer
of incorporation or organization			Identification No.

				1150 Sheldahl Road
				Northfield, MN  55057
		(Address of principal executive offices and zip code)

	Registrant's telephone number, including area code:  (507) 663-8000

	Securities registered pursuant to Section 12(b) of the Act:  None

		Securities registered pursuant to Section 12(g) of the Act:
			Common Stock, par value of $0.25 per share
				Preferred Stock Purchase Rights
					(Title of Class)
				____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  YES: X	  NO:

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. YES: X		NO:

The aggregate market value of shares held by non-affiliates was approximately $138,146,772 on October 29, 1996, when the last sales price of the Registrant's Common Stock, as reported in the Nasdaq National Market System, was $15.50.

As of October 29, 1996, the Company had outstanding 8,912,695 shares of Common Stock.

				____________________

			DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement for its annual meeting to be held January 8, 1997, are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1.	Business

General

	Sheldahl is a leading producer of high quality flexible printed circuitry and flexible laminates principally for sale to the automotive electronics and datacommunications markets. Flexible
	circuitry is used to provide 	electrical connections between
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

	The Company recently introduced three high performance products based on proprietary thin film technology: Novaclad(r), ViaGrid(r) and high density substrates. These emerging products provide substantial benefits compared to traditional flexible circuits, including the capability for very fine circuit traces (down to 1 mil, or .001") as well as greater heat tolerance and dissipation.
	The Company has designed its Novaclad and ViaGrid products to be used as a base material for high performance printed circuits.
	The Company has developed its high density substrates to enable integrated circuit ("IC") manufacturers to package future generations of ICs economically by attaching the silicon die to a high density substrate manufactured by the Company or other circuitry manufacturers using the Company's Novaclad or ViaGrid products. As ICs are becoming increasingly powerful, they produce more heat and require a greater number of connections to attach the silicon die, placing substantially greater demands on IC packaging materials. The
	Company is investing approximately $45 million in an advanced production facility in Longmont, Colorado ("Longmont Facility").

Products

	Novaclad. Novaclad is a thin and flexible adhesiveless copper laminate used in the design and manufacture of flexible interconnects and high density substrates. Novaclad consists of a polyimide film onto which copper has been deposited on both sides, in a vacuum, without an adhesive. After the vacuum deposition process, additional copper is plated onto the laminate to achieve a desired thickness of copper ranging from 5 microns to 35 microns (a micron is one-millionth of a meter). Novaclad provides a number of important benefits when compared to traditional adhesive-based laminates, including the capability for finer circuit traces (down to 1 mil, or .001") and corresponding higher circuit density, greater heat tolerance and dissipation, improved signal speed and impedance control, increased dimensional stability, resistance to chemicals and greater durability. Because of these characteristics, the Company believes that Novaclad is a cost-effective, high-performance solution for a broad range of interconnect systems, especially high density substrates for IC packages and multi-chip modules. In fiscal 1996, the Company sold $15.6 million of Novaclad-based flexible circuits, primarily for harsh, under-the-hood automotive applications where Novaclad's heat tolerance and chemical resistance characteristics provide superior performance.

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

	The Company will market ViaGrid in both standard and custom via arrays. Design software has been developed with Mentor Graphics Corporation through a consortium sponsored by the Advanced Research Projects Agency of the U.S. Government (the "ARPA Consortium").
	This software, in addition to Mentor Graphics' professional design services, will allow printed circuit manufacturers to design the layout of their circuitry around the standard via array, thus providing a less expensive solution than a custom via array.
	Custom via arrays can be designed using Mentor Graphics MCM Station(R) software and manufactured with the Company's laser via generation process. The Company believes ViaGrid provides solutions for a variety of applications, including high density interconnects, IC packages and multi-chip modules. The Company believes there is also an opportunity for rigid printed circuit manufacturers to mount ViaGrid-based circuits to rigid circuit boards and to use ViaGrid as an interlayer in multilayer circuit boards, in a cost effective manner for applications requiring dense circuitry.

	High Density Substrates. The Company uses ViaGrid in the manufacture of high density substrates primarily for IC packages. The material properties of ViaGrid allow for the design of very dense circuitry patterns which enable IC designers to improve the processing capabilities of ICs by increasing the number of connections to the silicon die in a similar or reduced amounts of physical space, while reducing the cost per connection.

	The Company's high density substrates enhance signal speed as traces are very smooth and fine while the dimensional stability of the substrate is maintained. These features allow the Company's high density substrates to be designed into ball grid array, pin grid array and other high density IC packages.

	The Company's strategy is to target the high density segment of the market for IC packaging and multichip module applications where circuit densities using ViaGrid can be reduced to as small as 1 mil (.001") traces and vias. As the market for high density substrates develops and creates a demand for alternate manufacturing capabilities, the Company will consider licensing the manufacturing process of its high density substrates to leverage the market demand for its ViaGrid product.

	Z-Link. The Company produces a proprietary Z-Link adhesive product that interconnects two electrical layers and is used in the fabrication of multilayer circuits. The Z-Link adhesive conducts electricity in only one direction, the "Z" or vertical direction. The Company, through the ARPA Consortium, is working to further develop the Z-Link technology for use in multichip modules.
	See "Research and Development".

	Flexible Printed Circuitry and Interconnect Systems. The Company manufactures flexible printed circuitry and interconnect systems using traditional adhesive-based and emerging Novaclad laminates. The Company's flexible printed circuitry is typically manufactured in an efficient roll-to-roll process from polyester or polyimide film to which copper is laminated. The laminate is processed through various imaging, etching and plating processes and then selectively protected with a dielectric covering to produce a flexible printed circuit. Automated screen printing and photo imaging processes produce single-sided and double-sided flexible circuits, with lines and spaces down to 8 mils (.008") in width. The Company uses its emerging Novaclad laminate to produce high performance flexible circuits primarily for demanding under-the-hood automotive applications which require greater circuit density, enhanced heat and chemical resistance and dimensional stability.
	In fiscal 1996, Novaclad-based products represented approximately $15.6 million, or 13.7%, of the Company's net sales.

	All of the Company's flexible printed circuits are electronically tested prior to shipping. Additionally, the Company offers value-added processing, including surface mount assembly, wave soldering, connector and terminal staking, custom folding, stiffening, application of pressure-sensitive adhesive and hand soldering, in order to deliver a ready-to-use interconnect system to the end customer. The Company's targets applications where increased performance, reduced size and weight, ability to accommodate packaging contours or a reduction in the number of assembly steps is desired to reduce the customer's overall cost. Flexible printed circuitry and interconnect systems, including Novaclad-based products, accounted for $86.1 million, or 75.5%, of the Company's net sales for fiscal 1996.

	Flexible Laminates. The Company's flexible laminate products consist of adhesive-based tapes and other flexible laminates used in a variety of applications in the datacommunications market, moisture barrier tape and flat cable tape used in automobile air bag systems, splicing tape used in the manufacture of commercial and industrial sandpaper belts and thermal insulating blankets used primarily in the aerospace/defense market for satellites.
	The Company produces its flexible laminates using coating, laminating and vacuum metalizing processes. Coating involves applying chemicals or adhesives to a thin flexible material shield laminating consists of combining two or more materials through application of heat and pressure. Vacuum metalizing typically involves placing a metal onto a thin film, foil or fabric, by evaporation, sputtering or pattern deposition. The Company's flexible laminates provide extended flexibility, strength, conductivity, durability and heat dissipation. The Company consumes approximately one-half of the flexible laminates it produces in the manufacture of flexible printed circuitry and interconnect systems.
	Flexible laminates accounted for $24.6 million, or 21.6%, of the Company's net sales for fiscal 1996.

	Miscellaneous Fabricated Products. Based on the Company's historical expertise in developing unique applications for a variety of materials, the Company also designs and manufactures special fabrications employing technical capabilities of thermoforming, embossing, sealing, slitting and sheeting. The Company's fabricated products include static shielding materials, insulation blankets, environmental closures, space inflatables and multilayer insulation and are primarily for use in the aerospace/defense and datacommunications markets. Miscellaneous fabricated products accounted for $3.2 million, or 2.8%, of the Company's net sales for fiscal1996.

Sales and Customer Support

	The Company's sales and customer support efforts are directed by nine lead product managers who are responsible for defining target markets and customers, strategic product planning and new product introduction. These product managers supervise a sales force of 13 account managers and over 60 engineers, technicians and customer support personnel. The Company employs a team approach led by account managers who work extensively with the Company's customers at the design stage, seeking to influence product designs and applications, particularly in the automotive and emerging datacommunications product areas. The Company believes that its close ties with customers at all stages of a project distinguish it from many competitors who manufacture products according to customer specifications without providing significant design, technical or consulting services. Account managers also coordinate appropriate design, research and development, engineering, order fulfillment and other personnel to support customer needs. To supplement its direct sales efforts, the Company uses domestic and international distributors. The cornerstone of the Company's sales and customer support strategy is to provide superior customer service, from prompt and efficient technical support to rapid processing and delivery of prototype and production orders through its electronic data interchange and just-in-time delivery capabilities.

	Automotive Electronics. In the automotive electronics market, the Company has enjoyed increasing sales through its strategy of working very closely with its customers beginning at the design stage. In 1989, the Company opened a technical design and sales office in Detroit, Michigan, which is currently staffed with 15 engineers, designers and sales personnel in order to provide automotive customers with comprehensive support. In fiscal 1996, 12.2%, 13.6% and 8.6% of the Company's net sales went to multiple sourcing locations of Ford Motor Company, Motorola, Inc. and
	Molex Corporation, respectively. The Company also provides products, through first tier suppliers, to Chrysler and the U.S. operation of Honda and Toyota.

	International. The Company works with European manufacturers and suppliers and has had a sales presence in Europe since February 1992, including its current sales office in Frankfurt, Germany. The Company supplements its direct sales efforts with independent manufacturers' representatives and distributors in Europe and Asia, principally for flexible laminates. The Company's export sales during fiscal years 1994, 1995 and 1995 were $7.6 million, $11.1 million and $12.0 million, respectively.

Manufacturing

	The Company manufactures and assembles its products in Northfield, Minnesota, Aberdeen and Britton, South Dakota, and Longmont, Colorado. The Company focuses on quality in its manufacturing efforts, and believes that its vertically-integrated manufacturing capabilities enhance its ability to control product quality. The Company has been a qualified supplier to various automotive manufacturers for many years and has received ISO 9001 certification in our Minnesota facilities and ISO 9002 certification in our South Dakota facilities.

	Current Products. The Company uses a continuous roll-to-roll manufacturing process to produce a large volume of high-quality flexible laminates efficiently using coating, laminating and vacuum metalizing techniques. The Company consumes approximately one-half of the flexible laminates it produces for the manufacture of printed circuitry and interconnect systems. The Company converts flexible laminates into printed circuitry principally by screen printing and etching an image onto a flexible laminate and by photoimaging and developing circuit patterns onto flexible laminates. The Company believes its flexible circuit manufacturing equipment at its Northfield, Minnesota, facilities has the capacity to support substantial production increases with only selective incremental capital investment. The Company processes certain of its flexible printed circuitry into interconnect systems. Process capabilities include surface mount assembly, wave soldering, connector and terminal staking, custom folding, stiffening, application of pressure-sensitive adhesive and hand soldering. Substantially all of these interconnect assembly functions are performed at the Company's facility in Aberdeen and Britton, South Dakota.

	Emerging Products. To manufacture its emerging products, the Company is constructing and equipping the Longmont facility, based on the results of its testing and production activities at a pilot plant in Longmont established in July 1994. In August 1995, the Company completed construction of the 102,000 square foot building for the Longmont facility. The manufacturing process at the Longmont facility includes a series of integrated roll-to-roll processes consisting of metalization, via generation, plating, photoimaging, developing, selective etching and electrical testing. The initial annual production capacity of the new facility is expected to be approximately 2.0 million square feet of Novaclad, approximately 250,000 square feet of ViaGrid and approximately 500,000 square feet of high density substrates. The facility has been designed to allow for expansion in increments of approximately 500,000 square feet of finished product, consisting of varying amounts of ViaGrid and high density substrates. The Company's investment in the Longmont facility, including the site, building and equipment purchased or leased by the Company, is expected to total approximately $45 million.

	China Joint Venture. The Company currently has no foreign manufacturing or assembly operations. However, in August 1995, the Company entered into various agreements to form a joint venture in Jiujiang Jiangxi, China with Jiangxi Changjiang Chemical Plant and Hong Kong Wah Hing (China) Development Co., Ltd. Under the agreements, the Company licensed certain technology to the joint venture. Providing certain technical support, the Company has received a 20% ownership interest in the joint venture and will receive cash payments totaling up to $900,000 upon completion of certain milestones, and a royalty on products sold by the joint venture. The joint venture is being established to manufacture flexible adhesive-based laminates and associated cover film tapes in China. Under the terms of the agreements, the joint venture will market these products in China, Taiwan, Hong Kong and Macau and the Company will market the products produced by the joint venture in all other markets. The Company expects manufacturing under this joint venture to commence in late fiscal 1997.

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

	In fiscal 1994, the ARPA Consortium was organized to develop a high-density, low-cost multichip module utilizing Novaclad as the base material. The ARPA Consortium is comprised of a vertically-
	integrated team of non-	competing companies, including four
	systems integrators (Silicon Graphics, Inc., Wireless Access, Inc., Hughes Missile Systems Company and Delco Electronics), a materials manufacturer (Sheldahl) and an assembly company (Jabil Circuit, Inc.). The ARPA Consortium has achieved various milestones, including validation of each of the essential processes for production of the Company's high-density substrates as a base material for low-cost multichip modules. In September 1995, ARPA agreed to extend its commitment to the consortium for the expansion of development of this technology using the Company's Z-Link adhesive or other multilayering technologies. In addition to the ARPA Consortium, the Company also participates in various other consortia, including consortia managed by National Semiconductor and formed to develop (i) low-cost plastic packaging and (ii) an IC attachment technique for a silicon die without using wires, known as a "flip chip".

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

Competition

	The Company's business is highly competitive with principal competitive factors being product quality, performance, price and service. The Company believes its vertical integration, which allows it to control product quality and manufacturing efficiencies better than many of its competitors, is a competitive advantage. Sheldahl's competitors include materials suppliers, flexible and rigid circuit manufacturers, as well as electronics manufacturers who product their own materials and interconnect systems. Some of the Company's competitors have substantially greater financial and other resources than the Company. The Company's primary competitors with respect to its flexible printed circuitry and interconnect systems include Pressac Limited (a U.K. company) and Parlex Corp. in the automotive electronics market and Mektec corp., Fujikura Ltd. (a Japanese company) and ADFlex Solutions, Inc. in the datacommunications market. The Company's primary competition for its flexible laminate products include
	Rogers Corporation and GTS Flexible Materials, Ltd. (a U.K. company).

	The Company's Novaclad, ViaGrid and high density substrates compete with substrates produced through several alternative processes. These competing products include single-sided, polyimide-based, etched copper laminate produced using various methods of production by Minnesota Mining and Manufacturing, Inc., International
	Business Machines Corporation and several Japanese companies.
	The Company believes the production processes required for each of these competing substrates, which include copper sputtering, manual drilling and traditional etching techniques, are inherently more expensive than the Company's method of production and result in products that are not as easily utilized as the Company's emerging products in the design and production of higher-density
	IC packages. The Company's emerging products also compete with ceramic packaging products produced by companies such as Coors Electronic and Kyocera of Japan, although the Company believes these products are more expensive than the Company's substrate products, and with BTU resin-based substrates supplied by companies such as produced by Amkor Electronics and Tessera, which the Company believes are limited in their ability to accommodate increased circuit densities beyond current levels. The Company expects these and other competitors will continue to refine their processes or develop new products that will compete on the basis of cost and performance with the Company's emerging products.
Backlog

	The Company's backlog consists of those orders for which the Company has delivery dates. Automotive customers typically provide for four to six weeks of committed shipments while datacommunications customers generally provide for up to eight weeks of committed shipments. The Company's backlog of unshipped orders as of August 30, 1996, and September 1, 1995, was approximately $26.1 million and $26.2 million, respectively. Generally, most orders in backlog are shipped during the following three months. Because of the Company's quick turn of orders to work-in-process, the timing of orders, delivery intervals, customer and product mix and the possibility of customer changes in delivery schedules, the Company's backlog at any particular date may not be representative of actual sales for any succeeding period.

Proprietary Technology

	The Company owns three united States patents for Novaclad and the processes for making Novaclad and five additional applications are pending. Applications are pending for foreign patents on Novaclad in Japan, Canada and the European Patent Office. In addition, the Company has one United States patent and one Canadian patent elating to its Z-Link adhesive product and has been informed that two additional United States patents relating to Z-Link have been allowed. Federal trademark registrations have been obtained on Novaclad(r), ViaGrid(r), Flexbase(r), Novaflex(r), and Z-Link(r). Sheldahl also relies on internal security and secrecy measures and on confidentiality agreements for protection of trade secrets and proprietary know-how. There can be no assurance that Sheldahl's efforts to protect its intellectual property will be effective to prevent misappropriation or that others may not independently develop similar technology. The Company believes that it possesses adequate proprietary rights to the technology involved in its products and that its products, trademarks and other intellectual property rights do not infringe upon the proprietary rights of third parties.

	The Company was named as a defendant in a patent infringement matter regarding its Novaclad products which was dismissed for lack of jurisdiction in January 1994 and which has not been commenced elsewhere. There can be no assurance that this plaintiff or others will not bring other actions again the Company. The Company is also aware of a patent which may cover certain plated through holes of double-sided circuits made of the Company's Novaclad materials. Although no claims have been made against the company under this patent, the owner of the patent may attempt to construe the patent broadly enough to cover certain Novaclad products manufactured currently or in the future by the Company.
	The Company believes that prior commercial art and conventional method would allow the Company to prevail in the event any such claim is made under this patent. Any action commenced by or against the Company could be time consuming and expensive and could result in requiring the Company to enter into a license agreement or cease manufacture of any products ultimately determined to infringe such patent.

Environmental Regulations

	Sheldahl is subject to various federal, state and local environmental laws relating to the Company's operations. The Company's manufacturing and assembly facilities are registered with the U.S. Environmental Protection Agency and are licensed, where required, by state and local authorities. The Company has agreements with licensed hazardous waste transportation and disposal companies for transportation and disposal of its hazardous wastes generated at its facilities. The Longmont facility has been specifically designed to reduce water usage in the manufacturing process and employs a sophisticated waste treatment system intended to substantially reduce discharge streams. Compliance with federal and state environmental laws and regulations did not have a material effect on the Company's capital expenditures, earnings or competitive position during fiscal 1996. Similarly, fiscal 1997 capital expenditures to comply with such laws and regulations are not expected to be material. The Company believes it is in material compliance with federal and state environmental laws and regulations.

Employees

	As of October 1996, the Company employed approximately 1,087 people in the United States and Europe, including 910 in production, 80 in sales, marketing, application engineering and customer support, 42 in research and development and 55 in administration. The production staff consists principally of full-time workers employed in the Company's four currently operating manufacturing and assembly plants. In Northfield, Minnesota, production workers
	(approximately 427) are represented by the Union of Needletrade, Industrial and Textile Employees, formerly the Amalgamated Clothing and Textile Workers Union (the "Union"), which has been the bargaining agent since 1963. The Company has a three-year collective bargaining agreement with the Union which expires in November 1997. The Company has never experienced a work stoppage and believes that its employee relations are good.

Item 2.  Properties.

	The Company owns two manufacturing facilities totaling 305,000 square feet and a 20,000 square foot administration and sales support office in Northfield, Minnesota. The Company also owns the 102,000 square foot facility in Longmont, Colorado. The Company leases a 30,000 square foot assembly facility in Aberdeen, South Dakota and owns a 30,000 square foot assembly facility in Britton, South Dakota. The Company also leases a 3,000 square foot technical sales and design office in Detroit, Michigan. Management believes that all facilities currently in use are generally in good condition, well-maintained and adequate for their current operations. The Company also leases a production facility in Irvine, California which is has subleased.

Item 3.  Legal Proceedings

	The Company's operations expose it to the risk of certain legal and environmental claims in the normal course of business. The Company believes that these matters will not have a material adverse effect on the Company's results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Securities Holders

	None

Item 4A.  Executive Officers

	The executive officers of the Company are as follows:

Name			Age		Position

James S. Womack		68		Chairman of the Board and Director

James E. Donaghy	62		President, Chief Executive Officer
					and Director

Edward L. Lundstrom	46		Executive Vice President

John V. McManus		49		Vice President - Finance and
					Assistant Secretary

Beverly M. Brumbaugh	61		Vice President - Human Resources
					and Corporate Excellence

Keith L. Casson		57		Vice President - Micro Products

Gregory D. Closser	44		Vice President - Flexible Interconnects

Roger D. Quam		50		Vice President - Composite Materials

Ronald G. Rumpsa	61		Vice President - Materials

Gerald E. Magnuson	65		Secretary and Director

James S. Womack joined the Company in 1956 and served as President of the Company from 1971 to 1988 and as Chief Executive Officer from 1971 to 1991. He became a director of the Company in 1968 and was elected Chairman of the Board in 1988. Mr. Womack is a director of General Securities, Inc. and Zytec Corp.

James E. Donaghy joined the Company in 1988 as its President and Chief Operating Officer. He has served as President and Chief Executive Officer since 1991, and has been a director of the Company since 1988. Between 1958 and 1988, Mr. Donaghy held various positions at Dupont Company, most recently as Director of Planning and Development for Dupont Electronics Group. Mr. Donaghy's experiences with Dupont Company included worldwide responsibility for its connector and electronic materials business. Mr. Donaghy is a director of Hutchinson Technology, Inc. and the Institute of Printed Circuitry.

Edward L. Lundstrom joined the Company in 1976 and has served in several capacities since that time, including Vice President, Treasurer, General Manager of Circuit Division and Vice President - Sales and Marketing. He has been Executive Vice President since September 1995, with responsibilities for corporate marketing, core process redesign, information systems and new business development, with particular emphasis on geographic areas outside the United States. Mr. Lundstrom is a director of Research, Inc.

John V. McManus joined the Company in 1972 and has served as Vice President
- Finance and Assistant Secretary since 1991. From 1987 to 1991, he served as Corporate Controller.

Beverly M. Brumbaugh joined the Company in 1961 and has served in several capacities since that time, including Director of Human Resources and Industrial Relations. He has been Vice President - Human Resources and Corporate Excellence since 1989. Mr. Brumbaugh is the former chairman of the American Electronics Association Minnesota Council for Quality. He is currently a member of the Manufactures Alliance where he serves on both the Human Resources and Quality Councils.

Keith L. Casson joined the Company in 1968 and has served as Vice President
- Micro Products since September 1996. He has served as Vice President - Research and Development since September 1993, with responsibility since September 1995 for deployment of the emerging products in the Longmont facility. Prior to September 1993, he held various positions with the Company, including Automotive/Consumer Market Manager, Director of Business Development and Director of Interconnect Systems Research and Development. Mr. Casson is a member of the Institute of Printed Circuitry.

Gregory D. Closser joined the Company in 1978 and has served as Vice President - Flexible Interconnects since September 1995. From 1983 to 1989, he held the position of Quality Director. From 1989 to 1993, he was the General Manager of Interconnect Manufacturing. From 1993 to 1995 he was Vice President - Interconnect Operations.

Roger D. Quam joined the Company in 1969 and has served in several capacities since that time, including Business Manager of Engineered Products and Vice President of Engineered products. He has served as Vice President - Composite Materials since September 1995, previously servicing as Vice President - Materials Operations and Aviation Products beginning in 1988.

Ronald G. Rumpsa joined the company in 1989 and has served as Vice President
- Materials since September 1993. From 1989 to 1993, he held the position of Corporate Director of Materials.

Gerald E. Magnuson has served as Secretary of the Company since 1962 and a director since 1975. Mr. Magnuson is Of Counsel to the law firm of Lindquist & Vennum P.L.L.P., Minneapolis, Minnesota, and a director of Munsingwear, Inc., Research, Incorporated and Washington Scientific Industries, Inc.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

	The Common Stock is listed on the Nasdaq National Market under the symbol "SHEL". The following table sets forth the high and low sales prices of the Common Stock for the period indicated, as reported on the Nasdaq National Market.

							High	Low

	Fiscal Year Ended September 1, 1995:

	First Quarter					14	10 1/4
	Second Quarter					15 1/2	11
	Third Quarter					15 1/4	10 1/2
	Fourth Quarter					19 1/4	11 3/4

	Fiscal Year Ended August 30, 1996:

	First Quarter					21 1/4	14 3/4
	Second Quarter					23 3/8	16 1/4
	Third Quarter					31 1/8	18 1/8
	Fourth Quarter					28 1/2	15 7/8

	On October 24, 1996, the last reported sales price of the Common Stock was $15 1/2. As of this date, there were approximately 1,500 record holders of the Company's Common Stock and an estimated additional 2,600 shareholders who held beneficial interests in shares of Common Stock registered in nominee names of banks and brokerages houses.

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

Item 6.  Selected Financial Data

	The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein the "Management's Discussion and Analysis of Financial condition and Results of Operations". The consolidated statements of operations data presented below as of and for the fiscal years ended September 2, 1994, September 1, 1995 and August 30, 1996 and the consolidated balance sheet data as of September 1, 1995 and August 30, 1996 have been derived from the Company's Consolidated Financial Statements included elsewhere in this report, which have been audited by Arthur Andersen LLP, independent public accountants. The statements of operations data set forth below for the years ended August 28, 1992 and August 27, 1993 and the balance sheet data set forth below at August 28, 1992, August 27, 1993 and September 2, 1994 are derived from audited financial statements not included herein.

							Fiscal year ended
					(In thousands, except per share data)

					8/28/92	8/27/93	9/2/94	9/1/95	8/30/96

	Statements of Operations Data:
	Net sales			$83,977	$82,102	$88,346	$95,216	$114,120
	Cost of sales			 68,476	 66,360	 69,273	 74,752	  89,171
					 ______	 ______	 ______ ______	  ______
	Gross profit			 15,501	 15,742	 19,073 20,464	  24,949
					______	______	______	______	  ______
	Expenses:
	  Sales and marketing		  7,648	  7,274	  8,014  9,090	   9,254
	  General and administrative	  4,090	  4,029	  4,153	 3,895	   5,129
	  Research and development	  2,171	  1,929	  2,366	 2,270	   2,755
	  Interest	  		  1,366	  1,023	    946	    875	     539
					 ______	 ______	 ______	 ______	  ______
	    Total expenses		 15,275	 14,255	 15,479	 16,130	  17,677
					 ______	 ______	 ______	 ______	  ______
	Income before continuing
	  operations Before provision
	  for income taxes		    226	1  ,487	  3,594	  4,334	   7,272
	Provision for income taxes	     52	     50	    800	  1,200	   2,500
					 ______	 ______	 ______	 ______	  ______
	Income from continuing
	  operations			    174	  1,437	  2,794	  3,134	   4,772
					 ======	 ======	 ======	 ======	  ======
	Cumulative effect of change
	  in method of Accounting for
	  income taxes(1)		      -	     -	  1,422	      -	       -
	Cumulative effect of change
	  in method of accounting for
	  post retirement benefits(2)	      -	     -	  (875)	      -	       -
	Loss from discontinued
	  operation(3)	     		      -	     -	  (525)	      -	       -
					 ______	 ______	 ______	 ______	  ______
	Net income (loss)		   $174	 $1,437	 $2,816	 $3,134	  $4,772
					 ______	 ______	 ______	 ______	  ______
	Income (loss) per share:
	  Continuing operations		  $0.04	  $0.29	  $0.52	  $0.45	   $0.55
	  Effect of accounting changes
	   for Income taxes(1)		      -	      -     .26	      -	       -
	  Effect of accounting changes
	   for post retirement
	   benefits(2)			      -	      -    (.16)      -	       -
	Discontinued operations(3)	      -	      -    (.10)      -	       -
					 ______	 ______	 ______	 ______	  ______
	Net income (loss) per share	  $0.04	  $0.29	  $0.29	  $0.52	   $0.55
					 ======	 ======	 ======	 ======	  ======
	Weighted average common
	  shares and common share
	  equivalents outstanding	  4,829	 4,950	 5,418	 6,925	  8,686
					 ======	======	======	======	 ======

	Fiscal year ended

					8/28/92	8/27/93	9/2/94	9/1/95	8/30/96

Balance Sheet Data:
	Working capital			$10,708	$11,314	$15,942	$16,332	$ 22,051
	Total assets			 42,425	 44,783	 60,320	 94,186	 115,887
	Long-term debt, excluding
	  current portion		  9,960	 11,433	  7,963	 33,864	  21,858
	Total shareholders'
	  investment			 17,937  19,448	 36,482	 40,952	  75,337
____________________

	(1)	Effective August 28, 1993, the Company adopted Statement of
		Financial Accounting Standards No. 109, "Accounting for Income Taxes". See Note 6 of Notes to Consolidated Financial Statements.

	(2)	Effective August 28, 1993, the Company adopted Statement of
		Financial Accounting Standards no. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions". See Note 7 of Notes to consolidated Financial Statements.

	(3)	In fiscal 1994, the Company increased its reserve for
		discontinued operation by $525,000, net of income tax benefits. See Note 8 of Notes to Consolidated Financial Statements.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results
	of Operations

General

	Sheldahl is a leading producer of advanced laminate materials and materials-based components, primarily for sale to the automotive electronics and datacommunications markets. The Company's basic materials technology was originally developed for the United States space program.

	In 1989, the Company developed a business strategy focused on achieving a leading position supplying the automotive electronics market with flexible interconnects based on the Company's core materials technologies.
	Management believed the automotive market provided growth opportunities due to increasing electronic content of automobiles as manufacturers focused on enhancing vehicle performance while reducing weight and overall vehicle costs. The Company targets specific automotive customers that it has identified as leaders in the drive to increase the electronic content of automobiles. As a result of this business strategy, the Company's sales to automotive customers increased from $13.9 million in fiscal 1989 to $79.0 million in fiscal 1996, a compound annual growth rate of 27%, while the Company's sales to other markets declined from $57.0 million in fiscal 1989 to $35.1 million in fiscal 1996.

	Concurrent with the Company's strategic shift to focus on the automotive electronics market in 1989, Sheldahl began to focus its research and development expenditures on new opportunities.
	As a result, in 1992 the Company patented its Novaclad high performance adhesiveless flexible laminate. The features of Novaclad allow circuitry designers to increase circuit density for integrated circuit (IC) packaging and other interconnect solutions. The Company also developed ViaGrid, a higher-value form of Novaclad with pre-drilled small holes that allow printed circuit manufacturers to produce flexible interconnects that are up to six times more dense than current technology. The Company also uses ViaGrid in the manufacture of chip-carrier substrates primarily for IC packages.

	In fiscal 1994, a consortium was organized by the Advanced Research Projects Agency (ARPA) of the U.S. Department of Commerce to develop a high-density, low-cost multichip module utilizing Novaclad as the substrate material. The ARPA consortium, comprised of a vertically-integrated team of non-competing companies, has achieved various milestones, including validation of each of the essential processes for production of the Company's chip-carrier substrates as the base material for low-cost multichip modules.

	In June 1994, with the assistance of funding from ARPA, the Company established a prototype production facility, and late in calendar year 1994, began construction of its new manufacturing facility in Longmont, Colorado, for the production of Novaclad, ViaGrid and chip-carrier substrates (micro products) in commercial quantities. The Company expected commercial production to begin at the Longmont facility by April 1996.

	However, a variety of factors, including equipment delivery delays, product specification changes, and supporting process issues, resulted in a nine-month delay in the full production ramp-up, which is now expected to commence in the second quarter of fiscal 1997. During the delay, the Company has been working with leading customers, including Texas Instruments, ASAT, Inc. and Motorola, in production validation and product acceptance.

	The adverse financial impact of the production delay at the Micro Products facility, combined with the resulting need to continue operation of the prototype facility, has been and will continue to be significant. Net of ARPA consortium funding, the expenses of the Company's Micro Products facility totaled $4.2 million in fiscal 1996. Once fully operational, projected expenses, including depreciation, are expected to approach $4 million per quarter. Therefore, volume production and the related sales revenue upon successful customer acceptance will be essential to reduce the impact of the ongoing operating costs of the Company's Micro Products division.

	In total, the Company used ARPA consortium funding to offset expenses of $3.1 million, $5.0 million, and $3.2 million in fiscal years 1994, 1995, and 1996, respectively. Based on remaining milestones, additional funding assistance from the ARPA consortium and another consortium related to low-cost plastic packaging and flip chips is expected to total approximately $700,000 through August 1997.

	The Company expects to continue to make substantial investments in production capabilities to support its strategy of increasing penetration of the automotive electronics market and commercializing its emerging Novaclad, ViaGrid and chip-carrier substrate products for the datacommunications market. During fiscal years 1994, 1995, and 1996, the Company made capital expenditures of approximately
	$26.0 million to increase the production capabilities of its current operations. Through fiscal 1996, the Company made capital expenditures exceeding $45.0 million in connection with the Micro Products production and pilot facilities.

	The Company has capitalized expenditures related to building, equipping and financing the new production facility; however, costs to operate the pilot facility, net of the ARPA consortium funding, have been charged to operations as incurred.

	On September 5, 1995, the Company sold its aviation lighting product line to The B.F.Goodrich Company for approximately $2.6 million, enabling the Company to focus on its emerging products, flexible interconnects and flexible laminates operations. The aviation lighting product line generated sales of $3.6 million in fiscal year 1995 and was insignificant to the overall operations of the Company.

Results of Operations

	The following table shows the percentage of net sales represented by certain line items from the Company's consolidated statements of operations for the periods indicated:

	Fiscal Years Ended

				August 30,	September 1,	September 2,
				   1996		    1995	   1994

	Net sales			100.0%		100.0%		100.0%
	Cost of sales	    		 78.1	   	 78.5	     	 78.4
					______		______		______
	Gross profit	   		 21.9	   	 21.5	     	 21.6
					______		______		______
	Expenses:
	   S & M			  8.1		  9.5		  9.1
	   G & A			  4.5		  4.1		  4.7
	   R & D			  2.4		  2.4		  2.6
	   Interest 	      		   .5	     	   .9		  1.1
					______		______		______
	Total expenses	  		 15.5	 	 16.9	  	 17.5
					______		______		______
	Income from continuing
	  operations before provision
	  for income taxes		  6.4		  4.6		  4.1
	Provision for income taxes	  2.2	     	  1.3	     	  1.0
					______		______		______
	Income from continuing
	  operations	 		  4.2%	  	  3.3%	 	  3.1%
					======		======		======

Net Sales.   The table below shows, for the periods indicated, the Company's sales to various markets (in thousands):

						Fiscal Years Ended

				August 30, 1996	Sept 1, 1995	Sept 2, 1994

				Amount	%	Amount	%	Amount	%

Automotive			$78,984	69.2%	$51,919	 54.5%	$46,737	 52.9%
Datacommunications		 11,193	 9.8%	 16,860	 17.7%	 18,380  20.8%
Aerospace/Defense		 10,585	 9.3%	 12,150	 12.8%	 10,452	 11.8%
Industrial			  8,843	 7.7%	  8,221	  8.6%	  7,438	  8.4%
Consumer	  		  4,515	 4.0%	  6,066	  6.4%	  5,339	  6.1%
				_______	______	______	______	______	______
Net sales		       $114,120	100.0%	$95,216	100.0%	$88,346	100.0%
				=======	======	======	======	======	======

	The Company's net sales increased $18.9 million, or 20%, in fiscal 1996 and $6.9 million, or 8%, in fiscal 1995. These increases resulted primarily from increased sales to automotive customers and were partially offset by decreased sales to datacommunication and aerospace/ defense customers. The automotive market sales increased $27.1 million, or 52%, in fiscal 1996 and $5.2 million, or 11%, in fiscal 1995.
	These increases were due to a continued successful effort to penetrate the automotive electronics market through the use of creatively
	designed flexible interconnects and laminate materials in dashboard instrumentation, on-board computers in the engine compartment, air
	bags, and power distribution units. The growth rate of automotive-related sales declined in fiscal 1995 from previous years, as the Company's customers delayed production of certain new automotive components. This caused the Company to delay production start-up of
	certain	major new flexible interconnect products.  The Company enjoys
	a favorable position in targeted segments of the automotive market, and has increased sales revenue in that market at an average annually compounded rate of over 27% since 1989. Automotive market sales represented 69% of Company sales in 1996 compared to 55% in 1995.

	Datacommunications sales declined $5.7 million, or 34%, in fiscal 1996 and $1.5 million, or 8%, in fiscal 1995. Declining sales to the datacommunications market were primarily due to the Company's decision to focus more of its sales and marketing efforts on automotive applications. Flexible interconnect sales accounted for 84% of the decline in fiscal 1996 as printer and laptop computer sales slowed. Laminate material sales to the datacommunications market declined $800,000 in fiscal 1996. After adjusting for the sale of the Company's aviation lighting products line, the Company's sales to the aerospace/ defense market increased $2.1 million, or 24%, from $8.5 million in fiscal 1995 to $10.6 million in fiscal 1996. Aerospace/defense sales for fiscal 1995 were up $1.6 million, or 24%, due to an increased demand for multilayer insulation blankets for satellites. The aerospace sales growth reflects the use of the Company's core materials technology in thermal control applications such as spacecraft and commercial satellite insulation.

	Industrial and consumer market sales for 1996 declined slightly, from $14.3 million in fiscal 1995 to $13.4 million in fiscal 1996, after increasing slightly from $12.8 million in fiscal 1994. Although Sheldahl has not specifically focused on these markets, the Company's laminate materials and flexible interconnect products have developed small but well-established market niches for specific applications over an extended period of time.

	The table below shows, for periods indicated, the Company's sales by major product lines (in thousands).

	Fiscal Years Ended

				August 30, 1996	Sept 1, 1995	Sept 2, 1994

				Amount	%	Amount	%	Amount	%

Flexible interconnects		$86,146	 75.5%	$64,398	 67.6%	$61,566	 69.7%
Laminate materials		 24,627	 21.6%	 24,067	 25.3%	 21,264	 24.1%
Fabricated devices		  3,182	  2.8%	  3,135	  3.3%	  1,963	  2.2%
Aviation components	              -	     -	  3,616	  3.8%	  3,553	  4.0%
Chip-carrier substrates		    165	   .1%	      -	     -	      -	     -
				_______	______	______	______	______	______
Total			       $114,120	100.0%	$95,216	100.0%	$88,346	100.0%
				=======	======	======	======	======	======

	The Company's sales growth in fiscal 1996 reflects a $21.7 million, or 34%, increase in flexible interconnect sales. Flexible interconnect sales comprised 75% of total revenue in 1996, compared with 68% in 1995. Sales of laminate materials remained steady at $24.6 million in fiscal 1996, or 22% of total revenue. At $3.2 million, sales of fabricated devices also remained relatively constant in fiscal 1996. Sales of chip-carrier substrates totaled $165,000 in fiscal 1996, reflecting sales of prototype and pre-qualification product from the Company's Micro Products pilot facility.

	Gross Profit. The Company's gross profit increased $4.5 million, or 22%, in fiscal 1996 and $1.4 million, or 7%, in fiscal 1995. As a percent of sales, gross profit for fiscal years 1996, 1995, and 1994 was relatively consistent at 22%. In fiscal 1996, gross profit was adversely affected by $4.0 million in operating costs for the Micro Products division in Longmont. Without these costs, which provided virtually no revenues, gross margin would have been $28.9 million, or 25% of sales. The increase in gross profit in fiscal years 1996 and 1995 was related to increased flexible interconnect sales, primarily to the automotive market, as well as improved material yield and labor productivity made possible by the Company's substantial capital investments in its core product lines over the last several years. The Company's gross profit for its core product lines, including laminate materials and flexible interconnects, increased $8.7 million on a sales increase of $18.7 million. This means that $0.46 for each added sales dollar contributed to improving gross profit in 1996, compared to $0.26 in fiscal 1995 on sales growth of $6.8 million.

	Funding received by the Company from the ARPA consortium is reflected as a reduction to cost of sales and totaled $1.8 million, $3.8 million, and $1.8 million in fiscal years 1996, 1995, and 1994, respectively. The awarding of these funds was based on the completion of various milestones, including process validation for each essential process in the production of chip-carrier substrates for IC packages using the Company's patented Novaclad material.

	Sales and Marketing Expenses. Sales and marketing expenses increased $164,000, or 2%, in fiscal 1996 and $1.1 million, or 13%, in fiscal 1995. The increased costs to support the Company's micro products have been offset by sales expense savings related to the September 1995 sale of the Hoskins aviation lighting product line. As a percentage of net sales, sales and marketing expenses were 8% in fiscal 1996, 10% in fiscal 1995, and 9% in fiscal 1994.

	General and Administrative Expenses. Gross general and administrative expenses increased $836,000, or 18%, to $5.4 million in fiscal 1996 and decreased $25,000, or 1%, to $4.6 million in fiscal 1995. ARPA credits applied to general and administrative expenses were $265,000, $663,000, and $430,000 in fiscal years 1996, 1995, and 1994, respectively, resulting in net general and administrative expenses of $5.1 million, $3.9 million, and $4.2 million in fiscal years 1996, 1995, and 1994, respectively.

	The table below shows, for the periods indicated, the Company's general and administrative expenses (in thousands):

						Fiscal Years Ended

				August 30,	September 1,	September 2,
				   1996		    1995	    1994

Gross expense			$ 5,394		$ 4,558		$ 4,583
ARPA funding	   		  (265)	   	  (663)	  	  (430)
				 ______	 	 ______		 ______
Net expense			$ 5,129		$ 3,895		$ 4,153
				 ======		 ======		 ======
Percent of sales		   4.5%		   4.1%		   4.7%

	The increase in general and administrative expenses in fiscal 1996 reflects an increase in professional services, miscellaneous employee benefits, and incentive compensation expense.

	Research and Development Expenses. Gross research and development expenses increased $1.1 million, or 39%, in fiscal 1996 to $4.1 million and decreased $237,000, or 8%, in fiscal 1995. ARPA credits applied to research and development expenses were $1.3 million, $611,000, and $752,000 in fiscal years 1996, 1995, and 1994,
	respectively, resulting in net research and development expenses of $2.8 million, $2.3 million, and $2.4 million in fiscal years 1996, 1995, and 1994, respectively. The level of the ARPA consortium funding will be significantly reduced in fiscal 1997 as consortium efforts are completed.

	The table below shows, for the periods indicated, the Company's research and development expenses (in thousands):

						Fiscal Years Ended

				August 30,	September 1,	September 2,
				   1996		    1995	   1994

Gross expense			$ 4,010		$ 2,881		$ 3,118
ARPA funding	 		(1,255)	   	  (611)	   	  (752)
				 ______		 ______	  	 ______
Net expense			$ 2,755		$ 2,270		$ 2,366
				 ======		 ======		 ======
Percent of sales		   2.4%		   2.4%		   2.6%

	The increase in gross research and development expenses in fiscal 1996 was principally due to additional staffing, material testing, travel, and consulting and professional costs, primarily supporting the start-up of the Company's Micro Products division and related ARPA consortium milestones.

	Interest Expense. Gross interest expense increased to $2.4 million in fiscal 1996 from $2.1 million in fiscal 1995 and $1.4 million in fiscal 1994, as the Company's borrowing to support capital expenditures increased.

	The following shows a breakdown of interest expense for the fiscal years indicated (in thousands):

				August 30,	September 1,	September 2,
				   1996		    1995	   1994

Gross interest			$ 2,388		$ 2,090		$ 1,351
Capitalized interest		(1,605)	   	(1,215)		  (405)
Investment income	  	  (244)	              -	              -
				 ______		 ______		 ______
Net expense			$   539		$   875		$   946
				 ======		 ======		 ======
Percent of sales		    .5%		    .9%		   1.1%

	Capitalized interest increased from $405,000 in fiscal 1994 to $1.2
	million	in fiscal 1995 and $1.6 million in fiscal 1996.  The Company's
	capitalized interest costs during fiscal years 1995 and 1996 were related to capital investments for production equipment processes to enhance capacity and the construction of the Micro Products plant and equipment. On November 21, 1995, the Company completed a secondary public offering of common stock from which it received net proceeds of $29.0 million. The net proceeds were used to reduce outstanding indebtedness, with the remainder invested in high-grade, short-term interest bearing debt securities resulting in investment income of $244,000 in fiscal 1996. The resulting net interest expense in fiscal 1996 was $539,000. Net interest expense was $875,000 and $946,000 in fiscal years 1995 and 1994, respectively.

	Income Taxes. The Company's effective tax rate was 34%, 28%, and 22% for fiscal years 1996, 1995, and 1994, respectively. The increase in the 1996 effective tax rate resulted from the elimination of the research and development tax credit from July 1995 through June 1996 and lower foreign sales corporation (FSC) tax benefits. In prior years, these rates differed from the federal statutory rate primarily because of state income taxes, benefits from research and development credits, and FSC benefits.

Discontinued Operation

	On May 27, 1994, the Company sold its idle Nashua, New Hampshire, facility for an amount less than the recorded value. In addition, the Company revised its estimate of the costs it expected to incur related to its move from leased facilities in Orange County, California. The consolidated statement of operations for fiscal
	1994 reflects a charge of $525,000, net of income tax benefits of $175,000, to reserve for the losses related to these events. As of September 1, 1995, there were no remaining obligations with respect to the Company's discontinued operation. See Note 8 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

	Net capital expenditures in fiscal years 1996, 1995, and 1994 were $24.9 million, $32.2 million and $13.8 million, respectively, of which $45.2 million was for building and equipping the new Micro Products facility. The remaining capital expenditures were used to expand manufacturing capacity for the Company's core laminate materials and flexible interconnect operations. Over the past three fiscal years, the Company has financed its capital expenditures through equity proceeds of $45.2 million from public offerings of common stock and stock option exercises, debt financing of $7.7 million, and cash flow from operations of $18.1 million. The
	Company expects capital expenditures in fiscal 1997 to be approximately $25 million. The Company believes that its cash flow from operations and funds available under its current revolving credit agreement will be sufficient to meet its operating and investment needs through fiscal 1998.

	During fiscal 1996, the Company amended and restated its revolving credit agreement with Norwest Bank Minnesota, N.A., Harris Trust and Savings Bank, and NBD Bank, N.A. The amended and restated credit agreement provides the Company with a $35.0 million revolving line of credit. The line of credit is secured by the Company's inventories, accounts receivable, and fixed assets. Interest accrued under the line of credit is at the prime or LIBOR rates. During fiscal 1996, the weighted average interest rate was 8.24%. As of August 30, 1996, the Company's outstanding borrowings under this revolving credit agreement were $15.2 million and the weighted average interest rate was 7.75%.

Financial Derivatives

	The Company has limited foreign currency risks from its international
	sales. 	Major contracts have "risk sharing" arrangements with the
	customer, allowing repricing in the event of long-term and/or significant foreign currency fluctuations.

	To deal with short-term fluctuations, the Company will use a variety of natural and contractual hedging techniques from time to time to prudently reduce, but not eliminate, its exposure to foreign currency fluctuations. Historical transactions have not been material in nature. The Company expects its foreign currency contracts to increase during fiscal 1997 and will increase its hedging activities accordingly.

Effect of Changes in Accounting Principles

	The Company adopted Statement of Financial Accounting Standards No.
	109, "Accounting for Income Taxes" (SFAS No. 109), effective August
	28, 1993. The adoption of SFAS No. 109 resulted in a cumulative one-time favorable adjustment of $1.4 million. The Company also adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for
	Postretirement Benefits Other Than Pensions" (SFAS No. 106). The Company provides certain medical and other postretirement benefits to qualified employees. The adjustment made in the first quarter of fiscal 1994 resulted in a cumulative one-time charge against income of $875,000, net of income tax benefits of $525,000. Effective September 3, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112). The effect of adoption of SFAS No. 112 did not have a significant impact on the Company. See Notes 6 and 7 of Notes to Consolidated Financial Statements.

New Accounting Pronouncements

	In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No.
	121). The Company will be required to adopt SFAS No. 121 in fiscal 1997 and expects that its adoption will not have a significant impact on the Company's operating results or financial condition.

	In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This statement encourages, but does not require, a fair value-based method of accounting for employee stock options, the sale of stock under any company's employee stock purchase plan, or similar equity instruments. The Company has elected to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" as was previously required, and to comply with pro forma disclosure of net income and earnings per share as if the fair value-based method of accounting had been applied, beginning in fiscal 1997.

Cautionary Statement

	Statements included in this management's discussion and analysis of financial condition and results of operations, in the letter to shareholders, elsewhere in this annual report, in the Company's Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and oral statements made with the approval of an authorized executive officer that are not historical, or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain risks and uncertainties could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to begin full production at its Micro Products facility is dependent upon product validation and product acceptance of the Company's micro products, neither of which has occurred; (ii) delays in achieving full volume production at the Micro Products facility will have a material adverse impact on the Company's results of operations; (iii) a general downturn in the automotive market, the Company's principal market, could have a material adverse effect on the demand for the electronic components supplied by the Company to its customers; and (iv) the extremely competitive conditions that currently exist in the automotive and datacommunications markets are expected to continue, including development of new technologies, the introduction of new products, and the reduction of prices. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect the events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 8.  Financial Statements and Supplementary Data

	The Consolidated Financial Statements are listed under Item 14 of this report. Unaudited quarterly financial data for fiscal 1995 and 1996 is set forth in Note 12 to the Consolidated Financial Statements included with this report.

Item 9.  Changes in and Disagreements with Accountants

	None

PART III

Pursuant to General Instruction G(3) Registrant omits Part III, Items 10 (Directors and Executive Officers of Registrant), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management) and 13 (Certain Relationships and Related Transactions), except that portion of Item 10 relating to Executive Officers of the Registrant, which is set forth in
Part I of this report as a definitive proxy statement will be filed with the Commission pursuant to Regulation 14(a) within 120 days after August 30, 1996, and such information required by such items is incorporated herein by reference from the proxy statement.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as a part of the report:
								     Form 10-K
								  Page Reference
1.	Consolidated Financial Statements:

	Report of Independent Public Accountants			F-2

	Consolidated Statements of Operations for the Fiscal Years
	Ended august 30, 1996, September 1, 1995 and September 2, 1994	F-3

	Consolidated Balance Sheets as of august 30, 1996
	and September 1, 1995						F-4

	Consolidated Statements of Changes in Shareholders' Investment
	for the Fiscal Years August 30, 1996, September 1, 1995 and
	September 2, 1994						F-5

	Consolidated Statements of Cash Flows for the Fiscal Years Ended
	August 30, 1996, September 1, 1995 and September 2, 1994	F-6

	Notes to Consolidated Financial Statements			F-7

2.	Consolidated Financial Statement Schedules
								    Form 10-K
	Description						 Page Reference

	Schedule II - Valuation and Qualifying Accounts			S-1

(b)	Reports on Form 8-K

	None.

(c)	Exhibits and Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by
	reference from exhibit 3.1 of the Registrant's Form 10-Q for the quarter ended December 2, 1994.

3.2	Bylaws, as amended, incorporated by reference from Exhibit 3.2 of the
	Registrant's Registration Statement on form S-2 (File No. 33-79266).

4.1	Stock Purchase Agreement Relating to Purchase of Sheldahl Stock dated
 	March 12, 1987 between the Registrant and Sumitomo Bakelite Co., Ltd., as amended through January 9, 1991, incorporated by reference from Exhibit C(4) of Registrant's Form 8-K filed January 22, 1991.

4.2	Amendment No. 4 to Stock Purchase Agreement Relating to Purchase of
 	Sheldahl Stock dated January 3, 1994, incorporated by reference from
	Exhibit 4.2 of the Registrant's Registration Statement on Form S-2 (File No. 33-79266).

4.3	Rights Agreement dated as of June 16, 1996 between the Company and
 	Norwest Bank Minnesota, N.A., is incorporated by reference to Exhibit 1 to the Company's Form 8-A dated June 20, 1996.

10.1	1987 Stock Option Plan, incorporated by reference from Exhibit 10.1 of
 	the Registrant's Form 10-K for the fiscal year ended August 27, 1993.

10.2	1994 Stock Option Plan, incorporated by reference from Exhibit 10.1 of
 	the Registrant's Form 10-Q for the quarter ended December 2, 1994.

10.3	Consulting Agreement dated August 17, 1988 between James S. Womack and
 	Sheldahl, Inc. incorporated by reference from Exhibit 10.2 of the Registrant's Form 10-K for the fiscal year ended August 27, 1993.

10.4	Form of Employment (change of control) Agreement for Executive Officers
 	of the Registrant.

10.5	Employment (change of control) Agreement between James E. Donaghy and
 	the Registrant dated March 1, 1988, as amended August 21, 1996.

10.6	Sales Agreement Relating to Japanese Sales dated March 12, 1987 between
 	the Registrant and Sumitomo Bakelite Co., Ltd., incorporated by reference from Exhibit C(2) of the Registrant's Form 8-K filed March 25, 1987.

10.7	Sales Agreement Relating to United States Sales dated March 12, 1987
 	between the Registrant and Sumitomo Bakelite Co., Ltd., incorporated by reference from Exhibit C(3) of the Registrant's Form 8-K filed March 25, 1987.

10.8	Amendment Number One to Sales Agreement Relating to Japanese Sales
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

10.10	Amended and Restated Cross License Agreement dated November 1, 1993
 	between the Registrant and Sumitomo Bakelite Co., Ltd. incorporated by reference from Exhibit 10.5 of the Registrant's Form 10-K for the fiscal year ended September 2, 1994.

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

10.14	Second Amendment to Amended and Restated Credit and Security Agreement
 	dated May 12, 1994 among the Registrant, Norwest Bank Minnesota, N.A., Harris Trust and Savings Bank, incorporated by reference from Exhibit
 	10.1 of the Registrant's Form 10-Q for the second quarter ended March
	3, 1995.

10.15	Third Amendment to Amended and Restated Credit and Security Agreement
 	dated January 24, 1995 	among the Registrant, Norwest Bank Minnesota,
 	N.A., Harris Trust and Savings Bank, and NBD Bank, N.A., incorporated by reference from Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended March 3, 1995.

10.16	Loan Authorization dated October 1, 1994 between South Dakota Board of
 	Economic Development Registrant, incorporated by reference from
	Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended February 25, 1994.

10.17	Agreement Relating to Employment dated October 1, 1994 between the
	South Dakota Board of Economic Development and the Registrant, incorporated by reference from Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended February 25, 1994.

10.18	Promissory Note dated October 4, 1993 due to the South Dakota Board of
 	Economic Development, incorporated by reference from Exhibit 10.3 of the Registrant's Form 10-Q for the quarter ended February 25, 1994.

10.19	Note Purchase Agreement dated as of August 31, 1995 between the
 	Registrant and Northern Life Insurance Company, incorporated by reference to Exhibit 10.19 to Registrant's Form 10-K for the fiscal year ended September 1, 1995.

10.20	Agreement dated January 10, 1994 between the MCM-L Consortium and the
 	Advanced Projects Research Agency, incorporated by reference from
 	Exhibit 10.4 of the Registrant's Form 10-Q for the quarter ended February 25, 1994.

10.21	Articles of Collaboration dated November 30, 1993 for the MCM-L
 	Consortium, incorporated by reference from Exhibit 10.5 of the Registrant's Form 10-Q for the quarter ended February 25, 1994.

10.22	Joint Marketing Agreement dated June 14, 1995 between the Registrant
	and Mentor Graphics Corporation incorporated by reference from
	Exhibit 10.22 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.

10.23	Agreement relating to Joint Venture dated August 1, 1995 between
 	Registrant, Jiangxi Changjiang Chemical Plant, Hong Kong Wah Hing (China) Development Co., Ltd. and Jiujiang Flex Co., Ltd. incorporated by reference from Exhibit 10.23 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.

10.24	Agreement relating to payments dated August 1, 1995 between Registrant
 	and Jiangxi Changjiang Chemical Plant, Hong Kong Wah Hing (China) Development Co., Ltd. and Jiujiang Flex Co., Ltd. incorporated by reference from Exhibit 10.24 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.

10.25	Manufacturing Agreement dated August 1, 1995 between Registrant and
 	Jiujiang Flex Co., Ltd. incorporated by reference from Exhibit 10.25 of the Registrant's Form 10-K for the fiscal year ended
 	September 1, 1995.

10.26	Marketing and License Agreement dated August 1, 1995 between Registrant
 	and Jiujiang Flex Co., Ltd. incorporated by reference from Exhibit
	10.26 of the Registrant's Form 10-K for the fiscal year ended
	September 1, 1995.

10.27	Technology Development Agreement dated August 15, 1995 between Low Cost
 	Flip Chip Consortium and the Advanced Projects Research Agency incorporated by reference from Exhibit 10.27 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.

10.28	Articles of Collaboration dated July 10, 1995 for the Low Cost Flip
	Chip Consortium incorporated by reference from Exhibit 10.28 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.

10.29	Technology Development Agreement dated March 23, 1995 between Plastic
 	Packaging Consortium and the Advanced Projects Research Agency incorporated by reference from Exhibit 10.29 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.

10.30	Articles of Collaboration dated March 17, 1995 for the Plastic
	Packaging Consortium incorporated by reference from Exhibit 10.30 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.

10.31	License Agreement dated June 20, 1994 between Sidrabe and Registrant
 	incorporated by reference from Exhibit 10.31 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.

10.32	Amendment One to License Agreement dated September 14, 1994 between
 	Sidrabe and Registrant incorporated by reference from Exhibit 10.32 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.

10.33	Fourth Amendment to Amended and Restated Credit and Security Agreement
 	dated January 29, 1996 	among the Registrant, Norwest Bank Minnesota,
 	N.A., Harris Trust and Savings Bank, and NBD Bank, N.A., incorporated by reference from Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended March 3, 1995.

10.34	Fifth Amendment to Amended and Restated Credit and Security Agreement
 	dated March 1, 1996 among the Registrant, Norwest Bank Minnesota, N.A., Harris Trust and Savings Bank, and NBD Bank, N.A., incorporated by reference from Exhibit 10.2 of the Registrant's Form 10-Q for the
 	quarter ended March 3, 	1995.

11	Statement Regarding Computation of Per Share Earnings.

18	Statement Regarding Accounting Change.

22	Subsidiary of Registrant.

23	Consent of Independent Public Accountants.

27	Financial Data Schedule

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 5, 1996			SHELDAHL, INC.

					By:	/s/ James E. Donaghy										James E. Donaghy, President
						and Chief Executive Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on November 5, 1996 and in the capacities indicated.

(Power of Attorney)

	Each person whose signature appears below constitutes and appoints
James E. Donaghy and John V. McManus as such person's true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubmission, for such person and in such person's name, place and stead, in any and all capacities, to sign any of all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other d ocuments in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all said attorneys-in-fact an agents, each acting alone, or such person's substitute or substitutes may lawfully do or cause to be done by virtue thereof.

By	/s/ James S. Womack		Chairman of the Board and Director
	James S. Womack

By	/s/ James E. Donaghy		President, Chief Executive Officer 			James E.
Donaghy	and Director
					(principal executive officer)

By	/s/ John V. McManus		Vice President - Finance
	John V. McManus			(principal financial and accounting 				officer)

By	/s/ John G. Kassakian		Director
	John G. Kassakian

By	/s/ Gerald E. Magnuson		Director
	Gerald E. Magnuson

By	/s/ William B. Miller		Director
	William B. Miller

By	/s/ Kenneth J. Roering		Director
	Kenneth J. Roering

By	/s/ Richard S. Wilcox		Director
	Richard S. Wilcox

By	/s/ Beekman Winthrop		Director
	Beekman Winthrop

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Sheldahl, Inc.:

We have audited the accompanying consolidated balance sheets of Sheldahl, Inc. (a Minnesota corporation) and Subsidiary as of August 30, 1996 and September 1, 1995 and the related consolidated statements of operations, changes in shareholders' investment and cash flows for each of the three fiscal years in the period ended August 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sheldahl, Inc. and Subsidiary as of August 30, 1996 and September 1, 1995 and the results of their operations and their cash flows for each of the three fiscal years in the period ended August 30, 1996 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidatedfinancial statements taken as a whole. The schedule listed in the index toconsolidated financial statements is presented for purposes of complying with theSecurities and Exchange Commission's rules and are not part of the basic financialstatements. This schedule has been subjected to the auditing procedures appliedin the audit of the basic financial statements and, in our opinion, fairly statesin all material respects the financial data required to be set forth thereinin relation to the basic financial statements taken as a whole.
							ARTHUR ANDERSEN LLP


Minneapolis, Minnesota
 October 11, 1996
				Page F-2

			Sheldahl, Inc. and Subsidiary
			Consolidated Statements of Operations
			(in thousands, except per share data)

					For The Fiscal Years Ended
				August 30,	September 1,	September 2,
				  1996		  1995		  1994

Net sales			$114,120	$95,216		$88,346

Cost of sales			  89,171	 74,752	 	 69,273
				  ______	 ______		 ______
Gross profit	 		  24,949	 20,464	 	 19,073
				  ______	 ______		 ______
Expenses:
	S & M			   9,254	  9,090		  8,014
	G & A			   5,129	  3,895		  4,153
	R & D			   2,755	  2,270		  2,366
	Interest   	 	     539	    875	     	    946
				  ______	 ______		 ______
	Total expenses	 	  17,677	 16,130	 	 15,479
				  ______	 ______		 ______

Income from continuing operations
	before provision for income
	taxes and cumulative effect
	of changes in methods of
	accounting		  7,272		  4,334		  3,594

Provision for income taxes	  2,500	  	  1,200	   	    800
				 ______		 ______		 ______

Income from continuing operations
	before cumulative effect
	of changes in methods of
	accounting		  4,772		  3,134		  2,794

Cumulative effect of change in
	method of accounting for
	income taxes (Note 6)	      -		      -		  1,422

Cumulative effect of change in
	method of accounting for
	postretirement benefits
	(Note 7)		      -		      -		  (875)

Loss from discontinued operation
Note 8)		        	      -	              -	 	  (525)
				 ______		 ______		 ______
Net income			$ 4,772		$ 3,134		$ 2,816
				 ======		 ======		 ======
Income per common share:
	Continuing operations	$    .55	$    .45	$  .52
	Accounting change
	- income taxes		       -	       -	   .26
	Accounting change
	- postretirement
	  benefits		       -	       -	 (.16)
	Discontinued operation	       -	       -	 (.10)
				 ______		  ______	______
Net income per common share	$   .55		 $   .45	$  .52
				 ======		  ======	======
Weighted average common shares
	and common share
	 equivalents outstandin   8,686		   6,925	 5,418
				 ======		  ======	======

				Page F-3

			Sheldahl, Inc. and Subsidiary
			Consolidated Balance Sheets
		(in thousands, except share and per share data)

							August 30,      Sept 1,
							   1996		 1995
Assets
Current assets:
	Cash and cash equivalents			$       904	$ 1,045
	Accounts receivable, net of allowances
		for doubtful accounts of $244 in 1996
		and $267 in 1995			     21,091	 17,637
	Inventories					     11,525	 12,509
	Deferred taxes	  				      1,660	    849
	Prepaid expenses and other current assets	        390	    732
							     ______	 ______
		Total current assets	 		     35,570	 32,772
							     ______	 ______
Plant and equipment:
	Land and buildings				     24,718	 15,924
	Machinery and equipment				     64,754	 52,748
	Construction in progress			     37,650	 32,654
	Accumulated depreciation			   (47,630)	(41,471)
							     ______	 ______
		Net plant and equipment	   		     79,492	 59,855
							     ______	 ______

Other assets	   	     				  	825	  1,559
							     ______	_ _____
							   $115,887	$94,186
							     ======	 ======
Liabilities and Shareholders' Investment
Current liabilities:
 	Current maturities of long-term debt		   $    466	$ 4,179
	Accounts payable				      9,824	  9,113
	Accrued salaries				      1,390	  1,262
	Other accrued liabilities	  		      1,839	  1,886
							     ______	 ______
		Total current liabilities	   	     13,519	 16,440
							     ______	 ______
Long-term debt	 					     21,858	 33,864
							     ______	 ______
Other non-current liabilities	 			      2,269	  2,683
							     ______	 ______
Deferred taxes	  					      2,904	    247
							     ______	 ______
Commitments and contingencies (Notes 5 and 7)			  -	      -
Shareholders' investment:
	Preferred stock, $1.00 par value, 500,000 shares
		authorized, none outstanding			  -	      -
	Common stock, $.25 par value, 20,000,000 shares
		authorized; 8,912,695 and 6,831,576 shares
		outstanding			 	      2,228	  1,708
	Additional paid-in capital			     51,404	 22,311

	Retained earnings	 			     21,705	 16,933
							     ______	 ______
		Total shareholders' investment	   	     75,337	 40,952
							     ______	 ______
							   $115,887	$94,186
							     ======	 ======

				Page F-4

			Sheldahl, Inc. and Subsidiary
	Consolidated Statements of Changes in Shareholders' Investment For the Fiscal Years Ended Sept 2, 1994, Sept 1, 1995 and August 30, 1996
			(in thousands, except share data)

				 Common Stock		Addtl		  Total
							Paid-In	Retained  Share
				Shares	  Amount	Capital	Earnings Invest


Balance August 27, 1993		4,810,995  $1,203	$ 7,262	$10,983	 $19,448

	Net income			-	-	      -	  2,816	   2,816
	Stock options exercised	   83,124      21	    333	      -	     354
	Net proceeds from
 	 common stock offering	1,696,250     424	 13,440	      -	  13,864
				 ________   _____	  _____	  _____	   _____

Balance September 2, 1994	6,590,369   1,648	 21,035	 13,799	  36,482

	Net income			-	-	      -	  3,134	   3,134
	Stock options exercised	  241,207      60	  1,276	      -	   1,336
				 ________   _____	  _____	  _____	   _____
Balance September 1, 1995	6,831,576   1,708	 22,311	 16,933	  40,952

	Net income			-	-	      -	  4,772	   4,772
	Stock options exercised	   68,619      17	    599	      -	     616
	Net proceeds from common
	   stock offering	2,012,500     503	 28,494	      -	  28,997
				 ________   _____	 ______	  _____	   _____
Balance August 30, 1996		8,912,695  $2,228	$51,404	$21,705	 $75,337
				 ========   =====	 ======	 ======	  ======

				Page F-5

			Sheldahl, Inc. and Subsidiary
			Consolidated Statements of Cash Flows
				(in thousands)

						For The Fiscal Years Ended
					    August 30,	  Sept 1,	Sept 2,
					       1996	    1995	 1994

Operating activities:
	Net income				$ 4,772	  $ 3,134	$ 2,816
	Adjustments to reconcile net income to
	  net cash provided by operating
	  activities:
		Depreciation and amortization	  6,783	    4,845	  4,014
		Cumulative effect of accounting
		changes				      -	        -	  (547)
		Deferred income tax provision	  1,846	    1,008	    565
		Loss from discontinued operation      -		-	    525
	Net change in other operating activities:
		Accounts receivable		(3,454)	  (3,174)	(1,029)
		Inventories			    984	  (1,941)	(1,246)
		Prepaid expenses and other
		  current assets		    342	    (254)	  (175)
		Other assets			    734	    (635)	  (533)
		Accounts payable and accrued
		  liabilities			  (708)	    (481)	    366
		Other non-current liabilities	  (414)	    (188)	    156
						 ______	   ______	 ______
	Net cash provided by operating
	  activities				 10,885	    2,314	  4,912
						 ______	   ______	  ______
Investing activities:
	Capital expenditures, net		(24,920)  (32,182)	(13,841)
	Net cash flow used in discontinued
	   operation	           		      -	     (489)	 (1,044)
						 ______	    ______	  ______
	Net cash used in investing activities	(24,920)  (32,671)	(14,885)

Financing activities:
   	Net borrowings (repayments) under
	  revolving credit facility		(15,290)    10,533	 (9,233)
	Net proceeds from other long-term debt	       -    23,466	  11,000
	Repayments of other long-term debt	   (429)   (5,941)	 (4,446)
	Net proceeds from of stock offering	  28,997	 -	  13,864
	Net proceeds from stock option exercises     616     1,336	     354
			    			  ______    ______	  ______
 	Net cash provided by financing activities 13,894    29,394	  11,539
						  ______    ______	  ______
	Net increase (decrease) in cash and cash
	   equivalents				   (141)     (963)	   1,566

Cash and cash equivalents at beginning of period   1,045     2,008	     442
						  ______    ______	  ______
Cash and cash equivalents at end of period	$    904   $ 1,045	 $ 2,008
						  ======    ======	  ======
Supplemental cash flow information:
	Interest paid				$  2,221   $ 2,204	 $ 1,266
						  ======    ======	  ======
	Income taxes paid			$    131   $   114	 $    60
						  ======    ======	  ======

				Page F-6

				Sheldahl, Inc. and Subsidiary
			Notes to Consolidated Financial Statements

(1)	 Business Description and Fiscal Year:

	Sheldahl, Inc. (the Company) is a leading producer advanced laminate materials and materials-based components, primarily for sale to the automotive electronics and datacommunications markets. The Company primarily sells to original equipment manufacturers in the United
	States,	Europe, and the Pacific Rim.  The Company's fiscal year ends
	on the Friday closest to August 31. Fiscal years 1996 and 1995 consisted of 52 weeks. Fiscal year 1994 consisted of 53 weeks.

(2)	Summary of Significant Accounting Policies:

	Basis of Presentation -

	The consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles and include the accounts of the Company and its subsidiary. All significant intercompany accounts have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	Significant Customers -

	The Company's largest customers accounted for sales of $15,549,000 and $13,944,000 in 1996, $15,053,000 in 1995, and $13,771,000 in 1994.
	No other customers accounted for more than 10% of net sales.

	Export Sales -

	The Company had export sales of $11,968,000 in 1996, $11,100,000 in 1995, and $7,592,000 in 1994.

	Revenue Recognition -

	The Company recognizes revenue principally as products are shipped. In addition, the Company grants credit to customers and generally does not require collateral or any other security to support amounts due.

	Inventories -

	Inventories are stated at the lower of cost or market, with cost determined on the first-in first-out (FIFO) method. Cost included the cost of materials, direct labor, and applicable manufacturing overhead. During the fourth quarter of fiscal 1996, the Company changed its method of accounting for inventories from the last-in first-out (LIFO) method to the FIFO method. Management believes that the change in accounting for inventories is preferable because it will more accurately measure operating results by reflecting the effect of productivity improvements in cost of sales and to better match current costs and revenues. The impact of the change was not material to the Company.

	The components of inventories are as follows (in thousands):

					August 30,	September 1,
					  1996		    1995

	Raw material			$ 2,599		$  3,930
	Work-in-process			  5,572		   5,205
	Finished goods	  		  3,354	  	   3,374
					 ______		  ______
	Total				$11,525		 $12,509
					 ======		  ======
	Plant and Equipment -

	Plant and equipment are stated at cost and include expenditures that increase the useful lives of existing plant and equipment. The cost of major plant and equipment additions includes interest capitalized during the acquisition period. Interest capitalized totaled $1,605,000 in 1996, $1,215,000 in 1995, and $405,000 in 1994. Maintenance,
	repairs, and minor renewals are charged to operations as incurred. When plant and equipment are disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in the results of operations.

	For financial reporting purposes, plant and equipment are depreciated principally on a straight-line basis over the estimated useful lives of 20 to 40 years for buildings and 3 to 15 years for machinery and equipment.For income tax reporting purposes, straight-line and accelerated depreciation methods are used.

	Income Taxes -

	Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at currently enacted tax rates.

	Earnings Per Share -

	Earnings per share is computed based on the weighted average number of common and equivalent shares outstanding during each period presented.

	New Accounting Pronouncements -

	In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121), adoption of which is required for fiscal years beginning after December 31, 1995. Although the Company has not fully analyzed the effects of SFAS No. 121, the Company expects that its ultimate adoption will not have a significant impact on the Company's operating results or financial condition.

	In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement encourages, but does not require, a fair value-based method of accounting for employee stock options, the sale ofstock under the Company's employee stock purchase plan, or similar equity instruments. The Company has elected to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" as was previously required, and to comply with proforma disclosure of net income and earnings per share as if the fair value based method of accounting had been applied, beginning in fiscal 1997.

(3)	Financing:

	Long-term debt consisted of the following (in thousands):

							August 30,	Sept 1,
							  1996		  1995

Revolving credit agreement				$15,243		$30,533

Note payable to insurance company, secured
  by real estate mortgage interest, at 8.3%
  with monthly payments of $52, including
  principal and interest, remaining balance
  due September 2002					  5,555		  5,700

Note payable to Economic Development Agency,
  secured by $825 standby letter of credit,
  interest at 2.0% with monthly payments of $9,
  including principal and interest, remaining
  balance due October 1998				    728		    833

Note payable to a bank, secured by real estate
  mortgage, interest at 8.0% with monthly
  payments of $9, including principal and
  interest through February 1999			    240		    326

Other	      						    558	       	    651
							 ______		 ______
							 22,324		 38,043
Less current maturities	   				  (466)	 	(4,179)
							 ______		 ______
							$21,858		$33,864
							 ======		 ======

	During fiscal 1996, the Company renegotiated its revolving credit agreement, resulting in a $35 million revolving line of credit. This line of credit is secured by the Company's inventories, accounts receivable, real estate, and equipment. Commitment fees are charged at 0.25% of the unused portion of the line of credit. Interest accrues at the prime or LIBOR rates. During fiscal 1996, the weighted average interest rate under revolving credit agreements was 8.24%. As of August 30, 1996, borrowings under the revolver were $15,243,000 at a weighted average interest rate of 7.75% and $19,757,000 was unused and available. The revolving credit agreement expires on December 31, 1998.

	The Company's debt agreements contain various restrictive covenants which, among other things, require the Company to maintain defined consolidated net worth levels, financial ratios and minimum coverage ratios, and call for the pledging of certain assets. These agreements also restrict additional indebtedness, capital expenditures, and cash dividends. The Company was in compliance, or has obtained waivers, with respect to these covenants for the fiscal year ended August 30, 1996.

	Future maturities of debt are as follows (in thousands):

	Fiscal 1997			$   466
	Fiscal 1998			    390
	Fiscal 1999			 16,025
	Fiscal 2000			    220
	Fiscal 2001			    239
	Thereafter	 		  4,984
					 ______
					$22,324
					 ======
(4)	Stock Options:

	The shareholders of the Company have approved stock option plans (the Plans) for officers, other full-time key salaried employees, and non-employee directors of the Company, to reward outstanding performance and enable the Company to attract and retain key personnel. Under the Plans, options are granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant, vest over a six-month to three-year period, and are generally exercisable for five or ten years. The Plans also provide for automatic grants of 1,000 non-qualified stock options to each non-employee director of the Company on the date that each such director is elected or re-elected to the Board of Directors, and expire, to the extent not already exercised, 30 days after termination of service as a Director. As of August 30, 1996, the Plans authorize the future granting of options to purchase up to 118,000 shares of common stock.

Stock option transactions during 1994, 1995, and 1996 are summarized as follows:

	Shares	Price per Share

	Outstanding at August 27, 1993		700,642	$4.875 to $8.750
		Granted				205,777	$9.000 to $12.000
		Exercised		      (150,442)	$5.000 to $7.625
					        _______
	Outstanding at September 2, 1994	755,977	$4.875 to $12.000
		Granted				 84,777	$13.000 to $16.500
						_______
		Exercised	 	      (271,046)	$5.000 to $12.000
	Outstanding at September 1, 1995	569,708	$4.875 to $16.500
		Granted				475,090	$16.500 to $22.125
		Exercised	  	       (68,888)	$4.875 to $16.500
		Lapsed	   			(5,000)	$18.375
						_______
	Outstanding at August 30, 1996	 	970,910	$5.000 to $22.125
			=======

	Options exercisable were 569,660 as of August 30, 1996, 391,931 as of September 1, 1995, and 655,977 as of September 2, 1994.

The options outstanding as of August 30, 1996 expire as follows:

				Number of Options
	Fiscal Years		That Expire

	1997			 48,445
	1998			  7,000
	1999			  7,000
	2000			  7,000
	2001			 58,145
	2002			100,000
	2003			 69,033
	2004			142,284
	2005			 68,913
	2006			463,090
				_______
				970,910
				======
(5)	Commitments and Contingencies:

	Lease Commitments -

	The Company has noncancelable operating lease commitments for certain manufacturing facilities and equipment that expire at various dates through 2001. Minimum rent commitments under operating leases are $2,330,000 in 1997, $2,047,000 in 1998, $1,953,000 in 1999, $1,048,000
	in 2000, and $257,000 in 2001. In accordance with the terms of the lease agreements, the Company is required to pay maintenance and real estate taxes related to the leased property. Operating lease expense relating to continuing operations was $2,353,000 in 1996, $2,394,000 in 1995, and $2,128,000 in 1994.

	Employment Agreements -

	The Company has employment with various officers which are renewable in successive one-year terms after August 21, 1999, requiring minimum severance benefits following a change in control of the Company, as defined.

	Litigation -

	The nature of the Company's operations expose it to the risk of certain legal and environmental claims in the normal course of business. Although the outcome of these matters cannot be determined, management believes that final disposition of these matters will not have a material adverse effect on the Company's operating results or financial condition.

(6)	Income Taxes:

	Effective August 28, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No.
	109), under which deferred income tax assets and liabilities are recognized for the differences between financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws. Net income for 1994 was increased by $1,422,000, or $0.26 per share, for the cumulative effect of this accounting change.

	The provision for income taxes from continuing operations consisted of the following (in thousands):

					August 30,	Sept 1,		Sept 2,
					  1996		  1995		 1994

	Currently payable		$   654		$   192		$   235
	Deferred			  1,846	 	  1,008	 	    565
					 ______		 ______		 ______
	   Provision for income taxes	 $2,500		 $1,200		$   800
					 ======		 ======		 ======

	A reconciliation from the provision for income taxes using the statutory federal income tax rate to the provision for income taxes is as follows (in thousands):

					August 30,	Sept 1,		Sept 2,
					 1996		 1995		 1994

	Federal statutory rates		$2,472		$1,474		$1,222
	Tax benefit of foreign sales
	   corporation			 (182)		 (222)		 (133)
	Research and development tax
	   credits			     -		 (200)		 (210)
	State income taxes, net of
	   federal benefit		    90		    37		    42
	Other			           120	   	   111	 	 (121)
					______		______		______
					$2,500		$1,200		$  800
					======		======		======

	As of August 30, 1996, the Company had net operating loss carryforwards of $102,000 and income tax credit carryforwards of approximately $1,309,000 that expire through 2009.

	Temporary differences and carryforwards which result in net deferred income taxes as of August 30, 1996 and September 1, 1995 were as follows (in thousands):

							August 30,	Sept 1,
							   1996		  1995

	Deferred tax assets (liabilities)
		Income tax credit carryforwards		$  1,309	$  1,138
		Post retirement benefits		     499	     494
		Inventories				     436	     433
		Deferred compensation			     411	     349
		Medical reserves			     170	     131
		Vacation reserve			     126	     120
		Net operating loss carryforwards	     102	   1,246
		Bad debts reserve			     100   	      99
		Other	    				     302	     423
							  ______	  ______
		Deferred tax assets	   		   3,455	   4,433
							  ______	  ______
		Deferred tax liabilities - depreciation	 (4,494)	 (3,376)
							  ______	  ______
		Valuation allowance	  		   (205)	   (455)
							  ______	  ______
		Net deferred taxes			$(1,244)	 $   602
			======	======

	A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has established a valuation allowance for a portion of the net operating loss and income tax credit carryforwards and other items due to the uncertainty related to their ultimate realization. The reduction in the valuation allowance during 1996 was due to the expiration of certain income tax credit carryforwards.

(7)	Pension and Post Retirement Benefits:

	 Defined Benefit Plan -

	The Company sponsors a defined benefit pension plan covering substantially all hourly employees of the Company's Northfield, Minnesota, facility (the Northfield Plan). Pension costs are funded in compliance with the Employee Retirement Income Security Act of 1974. Net periodic pension cost is as follows (in thousands):

					    August 30,	    Sept 1,	Sept 2,
						1996	      1995	  1994

	Service cost				$ 184	     $  164	$  163
	Interest cost on projected benefit
	   obligation				  337		286	   262
	Return on plan assets			(282)	      (232)	  (89)
	Net amortization and deferral	   	   61	         45	  (81)
					       ______	     ______	______
		Net periodic pension cost	$ 300	      $ 263	$  255
					       ======	     ======	======

	Funding information with respect to the Northfield Plan is as follows (in thousands):

						August 30,	September 1,
						  1996		  1995
	Actuarial present value of:
		Vested benefit obligation	$4,217		$4,200
						 =====		 =====
		Accumulated benefit obligation	$4,282		$4,281
						 =====		 =====
		Projected benefit obligation	$4,451		$4,552
						 =====		 =====
		Plan assets at fair value	$4,291		$3,556
						 =====		 =====
	Projected benefit obligation in excess
	   of plan assets			$  160		$  996
	Unrecognized transition amount		  (60)		  (70)
	Unrecognized prior service cost		 (715)		 (760)
	Unrecognized net gain	  		   915	    	   100
						 _____		 _____
		Accrued pension cost		   300		   266
		Additional minimum liability	        -	   459
						 _____		 _____
			Net pension liability	$  300		$  725
						 =====		 =====

	The accumulated benefit obligation is the actuarial present value of all vested and non-vested benefits for employee service before July 1, 1995. The projected benefit obligation is the accumulated benefit obligation increased to include expected increases in the plan's flat dollar benefit. The projected benefit obligation was determined using an assumed discount rate of 8.0% in 1996 and 7.5% in 1995. The assumed long-term rate of return on assets is 8.0% in 1996 and 7.5% in 1995. Plan assets consist principally of cash equivalents, bonds, and common stock.

	An additional minimum liability is included in other non-current liabilities in the accompanying consolidated balance sheet as of September 1, 1995. This additional liability is an estimate of cash contributions required to be made to the plan in the future. An asset of $459,000 related to this liability is included in other assets in the accompanying consolidated balance sheet as of September 1, 1995.

	Employee Savings Plan -

	The Company has an employee savings plan covering all employees who meet certain age and service requirements and who are not participants in the Northfield Plan.

	The Company's contribution to the employee savings plan equals 2.0% of the participant's salary. The Company also matches participants' voluntary contributions to the plan. This matching contribution is subject to Company earnings on a quarterly basis and is limited to 4.0% of each participant's salary. The Company's expense related to the employee savings plan was $1,014,000 in 1996, $900,000 in 1995, and $674,000 in 1994.

	Postretirement Benefits -

	In December 1990, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS No. 106). SFAS No. 106 requires that the expected cost of these benefits be charged to expense during the years that the employees render service.

	The Company adopted SFAS No. 106 on August 28, 1993 and recorded a one-time charge of $875,000, or $.16 per share, net of income tax benefits of $525,000 in the accompanying statement of operations. The Company's plan, which is unfunded, provides medical and life insurance benefits for select employees. These employees, who retire after age 40 with 20 years or more service, have access to the same medical plan as active employees.

	Net periodic postretirement benefit cost is as follows (in thousands):

						August 30,	September 1,
						 1996		 1995

	Service cost				$  33		$  30
	Interest cost on accumulated
	  benefit obligation	 	 	   66	  	   54
						_____		_____
 		Net periodic postretirement
		  benefit cost			$  99		$  84
						=====		=====

	Funding information related to the Company's plan is as follows
	(in thousands):

						August 30,	September 1,
						  1996		  1995

	Accumulated benefit obligation		$ 1,347		$ 1,364
	Plan assets at fair value	      	      -	       	      -
						 ______		 ______
	        Projected benefit obligation
		    in excess of plan assets	  1,347		  1,364
	Unrecognized net gain	        	      -	    	   (28)
						 ______		 ______
		Accrued postretirement benefits	$ 1,347		$ 1,336
						 ======		 ======

	An 11.5% annual rate of increase in the health care cost trend rate was assumed with rates decreasing gradually to 6.0% by 2007, and remaining at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported. Increasing the assumed health care cost trend rate assumption by one percentage point would increase accumulated postretirement benefit obligation by 3.1% and the net periodic postretirement benefit cost by 2.1% each year. The discount rate used in determining the accumulated postretirement benefit obligation was 8.0% as of August 30, 1996 and 7.5% as of September 1, 1995.

(8)	Discontinued Operation:

	On May 27, 1994, the Company sold its idle Nashua, New Hampshire, facility for an amount less than the recorded value. In addition, the Company revised its estimate of the costs it will incur related to the abandonment of leased facilities in Orange County, California. The consolidated statement of operations for 1994 reflects a charge of $525,000, net of income tax benefits of $175,000, to reserve for the losses related to these events. As of August 30, 1996, there are no remaining obligations with respect to the Company's discontinued operation.

(9)	Consortium for the Development of Multi-Chip Modules (MCMs):

	On January 10, 1994, the Company entered into a consortium agreement sponsored by the Advanced Projects Research Agency (ARPA), a United States Government Agency. The purpose of the consortium is to accelerate the development and commercialization of the Company's chip-carrier substrates for multi chip modules (MCMs). As a consortium member, the Company expects to receive approximately
	$12.2 million in funding through August of 1997 from ARPA to further test, design, and develop the manufacturing processes for the Company's Novaclad-based chip-carrier substrates and Z-Link(R) products, which are to be used in constructing MCMs. The Company incurred
	$3,235,000 in 1996, $5,030,000 in fiscal 1995, and $3,079,000 in
	fiscal 1994 in costs related to this project that were reimbursable by ARPA. As of August 30, 1996, $8,333,000 of these costs have been reimbursed by the consortium, with the remaining $3,011,000 included in accounts receivable in the accompanying consolidated balance sheet.

(10)	Joint Venture:

	In August 1995, the Company entered into various agreements to form a joint venture in Juijiang Jiangxi, China with Jiangxi Changjiang Chemical Plant and Hong Kong Wah Hing (China) Development Co., Ltd. Under the agreements, the Company has licensed certain technology to the joint venture and is providing certain technical support. In return, the Company has received a 20% ownership interest in the joint venture and will receive $900,000 in cash over a three-year period, subject to completion of certain milestones; and royalties, based upon a percentage of products sold by the joint venture, as defined. The joint venture has been established to manufacture flexible adhesive-based copperclad laminates and associated cover film tapes in China. Under the terms of the agreements, the joint venture will market these products in China, Taiwan, Hong Kong, and Macau, and the Company will market the products produced by the joint venture in all other markets. The Company has received $545,000 in cash from the joint venture since its inception.

(11)	Quarterly Results of Operations (Unaudited):

	The consolidated results of operations for the four quarters of 1996 and 1995 are as follows (in thousands, except per share data):

							Fiscal 1996

					First	Second	Third	Fourth	Total

	Net sales			$26,097	$28,954	$29,690	$29,379	$114,120
	Cost of sales
	   and expenses			 24,874	 26,630	 27,589	 27,755	 106,848
					 ______	 ______	 ______	 ______	 _______
	Income from continuing
	   operations before
	   provision for income
	   taxes			  1,223	  2,324	  2,101	  1,624    7,272
	Provision for income
	   taxes	  		    365	    700	    630	    805	   2,500
					 ______	 ______	 ______	 ______	 _______
	Net income			$   858	$ 1,624	$ 1,471	$   819	$  4,772
					 ======	 ======	 ======	 ======  =======

	Net income per common
	   share			$  0.12	$  0.18	$  0.16	$  0.09	 $  0.55
					 ======	 ======	 ======  ======	  ======

							Fiscal 1995

					First	Second	Third	Fourth	Total

	Net sales			$21,088	$21,960	$25,203	$26,965	$95,216
	Cost of sales and
	   expenses			 20,377	 21,782	 24,123	 24,600	 90,882
					 ______	 ______	 ______	 ______	 ______
	Income from continuing
	   operations before
	   provision for income
	   taxes			    711	    178	  1,080   2,365	  4,334
	Provision for income
	   taxes	    		    192	     43	    300	    665	  1,200
					 ______	 ______	 ______	 ______	 ______
	Net income			$   519	$   135	$   780	$ 1,700	$ 3,134
					 ======	 ======	 ======	 ======	 ======

	Net income per common
	   share			$  0.08	$  0.02	$  0.11	$  0.24	$  0.45
					 ======	 ======	 ======	 ======	 ======