Form 10-Q
period 1996-11-29
SHELDAHL INC
filed 1997-01-06
CIK 89615

SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

Form 10-Q



(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

OR

(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended November 29, 1996

Commission File Number:  0-45


SHELDAHL, INC.
(exact name of registrant as specified in its charter)



	Minnesota	41-0758073
(State or other jurisdiction of	(IRS Employer Identification
incorporation or organization)	number)




	Northfield, Minnesota	55057
(Address of principal executive offices)	(zip code)


Registrant's telephone number:  (507) 663-8000

As of December 12, 1996, 8,912,695 shares of the Registrant's common stock were outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES:  X    NO:

PART I: FINANCIAL INFORMATION

	SHELDAHL, INC. AND SUBSIDIARY
	CONSOLIDATED STATEMENTS OF OPERATIONS
	Unaudited


				Three Months Ended
				November 29,	December 1,
(in thousands, 			1996		1995
except for per share data)


Cost of sales			21,846		20,410
				______		______

Gross profit			2,455		5,687
				______		______

Expenses:
Sales and marketing		2,299		2,221
General and administrative	1,580		1,170
Research and development	1,140		  690
Interest			   69		  383
				______		______

Total expenses			5,088		4,464
				______		______

Income (loss) before provision
for income taxes		(2,633)		1,223

Benefit (provision) for income
taxes				   900		(365)
				______		______

Net income (loss)		$(1,733)	$ 858
				======		======

Net income (loss) per share	$(0.19)		$0.12
				======		======

Weighted average common shares
   and common share equivalents
   outstanding			8,913		7,257
				======		======

	SHELDAHL, INC.
	CONSOLIDATED BALANCE SHEETS

	ASSETS

	unaudited
(In thousands)			November 29,	August 30,
				1996		1996

Current assets:
Cash and cash equivalents	 1,248		   904
Accounts receivable, net	17,114		21,091
Inventories			12,825		11,525
Prepaid expenses and other
current assets			   646		   390
Deferred tax assets		 2,200		 1,660
				______		______

Total current assets		34,033		35,570
				______		______

Construction in process		45,605		37,650
Land and buildings		24,912		24,718
Machinery and equipment		65,839		64,754
Less: accumulated
   depreciation			(49,685)	(47,630)
				______		______

Net plant and
equipment			86,671		79,492
				______		______


Other assets			   780		   825
				______		______

				$121,484	$115,887
				======		======

	LIABILITIES AND SHAREHOLDERS INVESTMENT

Current liabilities:
Current maturities of long-term
debt				   439		  466
Accounts payable		11,112		9,824
Accrued compensation		 1,557		1,390
Other accruals			 2,449		1,839
				______		______

Total current liabilities	15,557		13,519
				______		______

Long-term debt			27,451		21,858
				______		______

Other non-current liabilities	 2,328		 2,269
				______		______

Deferred taxes			 2,544		 2,904
				______		______

Shareholders investment:
Common stock			 2,228		 2,228
Additional paid-in capital	51,404		51,404
Retained earnings		19,972		21,705
				______		______

Total shareholders
investment			73,604		75,337
				______		______

				$121,484	$115,887
				========	========

SHELDAHL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited


	Three Months Ended
(in thousands)			November 29,	December 1,
				1996		1995

Operating activities:
Net income			(1,733)		  858
Adjustments to reconcile net
income to net cash provided
by operating activities:
Depreciation and amortization	  2,072		1,456
Deferred income tax provision	  (900)		  324

Net change in other operating
activities:
Accounts receivable		  3,977		(283)
Inventories			(1,300)		  666
Prepaid expenses and other
  current assets		  (256)		(570)
Other assets			     45		   60
Accounts payable and accrued
  liabilities			 2,065		1,586
Other non-current
  liabilities			    59		   77
				______		______

Net cash provided by operating
activities			 4,029		 4,174
				______		______

Investing activities:
Capital expenditures, net	(9,251)		(6,367)
				______		______

Net cash used in investing
activities			(9,251)		(6,367)
				______		______

Financing activities:
Borrowings (repayments) under
 revolving credit facilities,
 net				 5,682		(10,534)
Repayments of long-term debt	 (116)		   (108)
Issuance of common stock	     -		 29,089
				______		______

Net cash provided by financing
activities			 5,566		18,447
				______		______

Increase (decrease) in cash	   344		16,254
				______		______

Cash at beginning of period	   904		 1,045
				______		______

Cash at end of period		$ 1,248		$17,299
				======		======

Supplemental cash flow information:
Income taxes paid		   195		    31
				======		======
Interest paid			   458		   735
				======		======

SHELDAHL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

These condensed and unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these condensed unaudited consolidated financial statements reflect all adjustments, of a normal and recurring nature, necessary for a fair statement of the interim periods, on a basis consistent with the annual audited financial statements. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although these disclosures should be considered adequate, the Company strongly suggests that these condensed unaudited financial statements be read in conjunction with the financial statements and summary of significant accounting policies and notes thereto included in the Company's latest annual report on Form 10-K.

1)	Inventories, which are valued at the lower of first-in first-
out cost or market, consists of (in thousands):

			November 29, 1996	August 30, 1996

Raw materials		$ 3,486			$ 2,599
Work-in-process		  5,791			  5,572
Finished goods		  3,548			  3,354
			______			 ______

			$12,825			$11,525
			======			======

2)	Consortium for the Development of Multi-Chip Module Laminates
	(MCM-L):

On January 10, 1994, the Company entered into a Consortium Agreement sponsored by the Advanced Projects Research Agency
(ARPA), a United States Government Agency. The purpose of the Consortium is to accelerate the development and commercialization of the multi-chip module laminate (MCM-L). As a Consortium member, the Company expects to receive approximately $12.2 million in funding through September of 1997 to further test, design and develop the manufacturing processes for the Company's NOVACLAD7 based products which are to be used in constructing multi-chip modules. During the three months ended November 29, 1996, the Company incurred $231,000 in manufacturing, and research and development costs that are reimbursable through ARPA. To date, the Company has received a total of $9,335,000 of funding through the Consortium. As of November 29, 1996, the Company has recorded a $2,240,000 receivable from ARPA.

SHELDAHL, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED OPERATING RESULTS AND FINANCIAL CONDITION

Three Months Ended November 29, 1996 and December 1, 1995


The following table gives information about the Company's revenue for the three months ended November 29, 1996 as compared with the three months ended December 1, 1995:

			Three Months Ended

			November 29,	December 1,	Gross		%
			1996		1995		Change		Change

Automotive		$16,524		$17,684		$ (1,160)	(7%)
Datacommunications	  2,380		  3,408		  (1,028)	(30%)
Aerospace/Defense	  2,357		  1,738		      619	 36%
Industrial		  1,987		  2,463		    (476)	(19%)
Consumer		  1,053		    804		      249	 31%
			 ______		 ______		  ______	______

Total			$24,301		$26,097		$(1,796)	$ (7%)
			 ======		 ======		 ======		======

As shown above, the automotive market declined 7%. The sales decline was primarily due to year-end inventory adjustments following an industry-wide inventory build-up in anticipation of prolonged labor disputes. As the automotive market accounts for 67% of total sales, the Company's revenue will react to the automotive market business cycles.

The datacommunications market sales declined as the Company continues to narrow its core business offering to this market. Growth in datacommunications sales is expected to come from the Company's Micro Products operation in Longmont, Colorado.

The aerospace/defense market sales increase was due to increased demand in the Company's thin film and fabricated device products used in the satellite and space industry.

The industrial and consumer markets, combined, declined $227,000 or 7.5%. Normal demand fluctuations account for the change in these non-primary markets.

Gross margin for the period declined $3,231,000 or 56% from $5,687,000 for the three months ended December 1, 1995 to $2,455,000 for the three months ended November 29, 1996. Lower sales, unfavorable product mix, and increased expenses due to the Micro Products operation accounted for the decline.

Sales and marketing expense increased $78,000 or 4% from $2,221,000 for the three months ended December 1, 1995 to $2,299,000 for the three months ended November 29, 1996.
Increases in sales staffing costs and advertising expenses were offset by declines in consulting and travel costs.

General and administrative expense increased $410,000 or 35% from $1,170,000 for the three months ended December 1, 1995 to $1,580,000 for the three months ended November 29, 1996.
Accounting for the increase was $122,000 in less ARPA funding and increased staffing for accounting and other support staff.

Research and development expense increased $450,000 or 65% from $690,000 for the three months ended December 1, 1995 to $1,140,000 for the three months ended November 29, 1996. Although ARPA funding applied to research and development expenses increased $65,000, increases in staff supporting the Micro Products operation and the ARPA consortium, as well as outside testing services relating to the Micro Products operation, accounted for this rather large increase in research and development expense.

Interest expense, net of capitalized interest, is reflected in the following table:
					Three Months Ended

				November 29, 1996	December 1, 1995

	Gross interest expense		$  479		$  908
	Less capitalized interest	 (410)		 (525)
					______		______

	Interest expense		$   69		$  383
					======		======

Lower interest rates (about 250 basis points on average) as well as lower average borrowings account for the decline in both the gross interest expense and capitalized interest.

Operating profit, due to $1,800,000 in less sales, $814,000 in less ARPA funding, unfavorable product mix, and increases in administration and research expenses, decline $3,871,000 from a profit of $1,223,000 for the three months ended December 1, 1995 to a loss of $2,633,000 for the three months ended November 29, 1996.

Tax benefits for the current period were provided at 34%. Net income, therefore, declined $2,591,000 from income of $858,000 in 1995 to a loss of $1,733,000 in 1996.

Financial Condition:

The Company has a $35 million revolving credit facility secured by the Company's assets. As of November 29, 1996, borrowings under this facility were $20.1 million with $14.9 million available.
The Company is currently examining additional financing options to support the Company's growth. During the first three months, the Company invested $9,251,000 in capital expenditures. The current ratio declined from 2.63 at August 30, 1996 to 2.19 at November 29, 1996.

Prospective Information:

Significant operating events will take place during the next several months of operations. First, the ARPA funded consortium will be completing its purpose and funding will slow dramatically throughout fiscal 1997. The Company has no obligation to any member after the consortium objectives and related ARPA fundings are completed. Only normal business relationships will remain among the members of the MCM-L consortium.

Secondly, the Company's Longmont, Colorado, production facility is complete. The facility is undergoing an intensive production qualification process with several key customers. Once qualifications have been satisfactorily completed, the facility will begin operations. Initially, sales are not expected to be of sufficient volume to offset operational expenses. Therefore, the start-up of this operation is likely to have a negative impact on the Company's operating results through fiscal 1997 or until such time as sales increase enough to cover fixed and other operating expenses.

Other Factors:

The Company has limited foreign currency risks from its international sales. Major contracts have "risk sharing" arrangements with the customer, allowing repricing in the event of long-term and/or significant foreign currency fluctuations.

To deal with short-term fluctuations, the Company, from time-to-time, will use a variety of natural and contractual hedging techniques to prudently reduce, but not eliminate, its exposure to foreign currency fluctuations. Historical transactions have not been material in nature. The Company expects its foreign currency contracts to increase during fiscal 1997 and will increase its hedging activities accordingly.

Cautionary Statement:

Statements contained herein, other than historical data, may be forward-looking and subject to risks and uncertainties including, but not limited to, those set forth in the annual report and 10K for fiscal 1996.

PART II - OTHER INFORMATION

SHELDAHL, INC. AND SUBSIDIARY
FORM 10-Q

Item 6.	Exhibits and Reports on Form 8-K

	A)	Exhibits

		11	Statement regarding computation of earnings
			per share

		27	Financial data schedule

	B)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended November 29, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SHELDAHL, INC.
(Registrant)




Dated:  January 6, 1997		By	/s/ John V. McManus
					Vice President, Finance