Form 10-Q
period 1997-02-28
SHELDAHL INC
filed 1997-04-11
CIK 89615

SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

Form 10-Q


(X)		QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	OR

( )		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 28, 1997	Commission File Number:  0-45


	SHELDAHL, INC.
	(exact name of registrant as specified in its charter)


		Minnesota	41-0758073
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)


		Northfield, Minnesota	55057
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code:  (507) 663-8000

As of April 4, 1997, 8,989,172 shares of the Registrant's common stock were outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     YES:  X	   NO:

PART I: FINANCIAL INFORMATION

SHELDAHL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

                                             	Six Months Ended

                                           	February 28,	 March 1,
(in thousands, except for per share data)      	1997       	1996


Net sales                                    		$50,680    	$55,051
Cost of sales                                  	45,099	     42,930
                                            			_______    	_______

Gross profit                                    	5,581     	12,121
                                            			_______    	_______

Expenses:
Sales and marketing                             	4,606       	4,535
General and administrative                      	3,300       	2,450
Research and development                        	2,318       	1,200
Interest                                          	296         	389
                                             		_______     	_______

Total expenses                                 	10,520       	8,574
                                              	_______     	_______

Income (loss) before provision for
 income taxes                                 	(4,939)       	3,547

Benefit (provision) for income taxes            	1,680     	(1,065)
                                            			_______     	_______

Net income (loss)                            	$(3,259)      	$2,482
                                            			=======     	=======

Net income (loss) per share                   	$(0.36)       	$0.30
                                            			=======     	=======

Weighted average common shares and
   common share equivalents outstanding         	8,934       	8,188
                                            			=======     	=======

SHELDAHL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

                                        	Three Months Ended

                                       	February 28,	 March 1,
(in thousands, except for per share data)  	1997       	1996


Net sales                                		$26,379   	$28,954
Cost of sales	                              23,253    	22,520
                                        			_______    	_______

Gross profit                                	3,126	      6,434
                                        			_______    	_______

Expenses:
Sales and marketing                         	2,307      	2,314
General and administrative                  	1,720      	1,280
Research and development                    	1,178        	510
Interest                                      	227          	6
                                         		_______    	_______

Total expenses                              	5,432      	4,110
                                         	 _______    	_______

Income (loss) before provision for
 income taxes	                             (2,306)      	2,324

Benefit (provision) for income taxes	          780      	(700)
                                       		 	_______	    _______

Net income (loss)                        	$(1,526)     	$1,624
                                        			=======    	=======

Net income (loss) per share	               $(0.17)	      $0.18
                                        			=======    	=======

Weighted average common shares and
   common share equivalents outstanding     	8,956      	9,119
                                        			=======   	 =======

SHELDAHL, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
(unaudited)
(In thousands)                     	February 28,	  August 30,
                                       	1997	        1996
Current assets:
Cash and cash equivalents	            $  1,677    	$    904
Accounts receivable, net	               19,056      	21,091
Inventories	                            12,215      	11,525
Prepaid expenses and other current
assets                                   	 433         	390
Deferred tax assets	                     2,750       	1,660
                                     		_______     	_______
Total current assets                   	36,131      	35,570
                                      	_______     	_______

Construction in process	                26,206      	37,650
Land and buildings                     	25,513      	24,718
Machinery and equipment	                90,845      	64,754
Less: accumulated depreciation	       (50,823)    	(47,630)
                                     		_______     	_______

Net plant and equipment                	91,741      	79,492
                                      	_______     	_______

Other assets                              	799         	825
                                     		_______     	_______

                                   			$128,671    	$115,887
                                    			=======     	=======

LIABILITIES AND SHAREHOLDERS INVESTMENT

Current liabilities:
Current maturities of long-term debt	$      412	$       466
Accounts payable                        	10,330      	9,824
Accrued compensation	                     1,306      	1,390
Other accruals	                           2,904      	1,839
                                      		_______	    _______
Total current liabilities               	14,952     	13,519
                                       	_______    	_______

Long-term debt	                          36,318     	21,858
                                      		_______	    _______

Other non-current liabilities            	2,346      	2,269
                                      		_______    	_______

Deferred taxes                           	2,314      	2,904
                                      		_______    	_______

Shareholders investment:
Common stock                             	2,242      	2,228
Additional paid-in capital              	52,053     	51,404
Retained earnings                       	18,446     	21,705
                                       	_______    	_______

Total shareholders investment	           72,741     	75,337
                                       	_______    	_______

                                      	$128,671   	$115,887
                                       	=======    	=======

SHELDAHL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

                                      		Six Months Ended

(in thousands)                       	February 28,  	March 1,
                                        	 1997	       1996

Operating activities:
Net income(loss)                      	$ (3,259)   	$  2,482
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
Depreciation and amortization             	4,329      	3,180
Deferred income taxes                   	(1,680)        	724

Net change in other operating activities:
Accounts receivable                       	2,035    	(1,345)
Inventories                               	(690)      	1,100
Prepaid expenses and other current
  assets                                   	(43)      	(804)
Other assets                                 	26         	68
Accounts payable and accrued
  liabilities                             	1,487      	1,276
Other non-current liabilities                	77       	(10)
                                        	_______    	_______

Net cash provided by operating activities	 2,282      	6,671
                                      			_______    	_______

Investing activities:
Capital expenditures, net              	(16,578)   	(12,151)
                                      			_______    	_______

Net cash used in investing activities  	(16,578)   	(12,151)
                                      			_______    	_______

Financing activities:
Borrowings (repayments) under
   revolving credit facilities, net     	14,639	    (23,832)
Repayments of long-term debt             	(233)       	(217)
Issuance of common stock                     	-      	29,049
Proceeds of stock option exercises         	663         	128
                                      		_______     	_______

Net cash provided by financing
  activities                            	15,069       	5,128
                                     			_______     	_______

Increase (decrease) in cash	                773	       (352)

Cash at beginning of period                	904       	1,045
                                     			_______     	_______

Cash at end of period                  	$ 1,677     	$   693
                                     			=======     	=======

Supplemental cash flow information:
Income taxes paid                      	$   206     	$    70
                                      		=======     	=======
Interest paid                          	$ 1,159     	$ 1,556
                                      		=======     	=======

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


1)	Inventories, which are valued at the lower of first-in first-out cost or market, consists of (in thousands):

                             	February 28, 1997	   August 30, 1996

Raw materials                     	$ 3,039           	$ 2,599
Work-in-process                     	6,079             	5,572
Finished goods                      	3,097             	3,354
                                  	_______           	_______
                                  	$12,215           	$11,525
                                  	=======           	=======

SHELDAHL, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED OPERATING RESULTS AND FINANCIAL CONDITION

Six Months Ended February 28, 1997 and March 1, 1996:


                 	February 28,	March 1,  	Gross	          %
Sales by Market      	1997     	1996     	Change      	Change

Automotive         	$34,283   	$38,913  	$(4,630)      	(12%)
Datacommunication    	5,436     	5,628     	(192)       	(3%)
Aerospace            	4,786     	4,607       	179         	4%
Industrial           	3,934     	4,195     	(261)       	(6%)
Consumer             	2,241	     1,708       	533        	31%
                   	_______   	_______   	_______       	____
Total              	$50,680   	$55,051  	$(4,371)       	(8%)
                   	=======   	=======   	=======       	====

Automotive sales, as reflected in the above table, declined 12% over the comparative period for fiscal year 1996. As discussed in the first quarter, this sales decline was primarily due to industry wide inventory adjustments flowing from an inventory build up in anticipation of prolonged UAW labor negotiations. This build up occurred in the Company's fiscal 1996 fourth quarter, and inventories have since returned to normal. By the end of this quarter, the automotive market appears to be past these adjustments.

The datacommunications market sales shows a small 3% decline. Sales in the datacom market are expected to grow from the Company's Micro Products operation in Longmont, Colorado, which is currently coming on-line. The aerospace/defense market sales grew modestly with a 4% increase.

The industrial and consumer markets combined increased $272,000 or 4.5%. Normal demand fluctuations account for the change in these non-primary markets.

Gross margin for the period declined $6,540,000 or 54% from $12,121,000 for the six months ended March 1, 1996, to $5,581,000 for the six months ended February 28, 1997. Lower sales, unfavorable product mix, increased core business depreciation, and increased expenses due to the Micro Products operation accounted for the decline.

Sales and marketing expense increased $71,000 or 2% from $4,535,000 for the six months ended March 1, 1996, to $4,606,000 for the six months ended February 28, 1997. Increased sales staffing costs and advertising expenses were offset by declines in consulting costs.

General and administrative expenses increased $850,000 or 35% from $2,450,000 for the six months ended March 1, 1996, to $3,300,000 for the six months ended February 28, 1997. Increased staffing and associated recruiting costs needed to implement several company-wide support system upgrades, along with reduced ARPA funding, account for the majority of the increase. These upgrades include company-wide efforts to gain QS9000 and ISO9001 quality certification, and accounting and information technology system enhancements which support our Micro Products and core businesses.

Research and development expenses increased $1,118,000 or 93% from $1,200,000 for the six months ended March 1, 1996, to $2,318,000 for the six months ended February 28, 1997. ARPA funding applied to research and development cost has decreased by $186,000. Increases in staffing and travel supporting the Micro Products operation and the ARPA Consortium, as well as outside consulting and testing services related to the Micro Products operation, caused this increase in research and development expenses.

Interest expense, net of capitalized interest is as follows:

                          	  February 28, 1997     	March 1, 1996

	Gross interest                  	$ 1,151             	$ 1,549
	Less capitalized interest         	(855)	               (916)
	Interest income                       	-               	(244)
                                		_______             	_______
	Interest expense                	$   296	             $   389
                                		=======	             =======

Lower interest rates, as well as lower average borrowings, account for the decline in both the interest expense and capitalized interest.

Operating profit declined $8,486,000 from a profit of $3,547,000 for the six months ended March 1, 1996, to a loss of $4,939,000 for the six months ended February 28, 1997. Of this decline, nearly $3.8 million is related to the Micro Products operation and the ARPA Consortium activities. The remainder of the decrease is due to lower sales, higher core business depreciation, and higher general and administrative expenses.

Tax benefits for the current period were provided at 34%. Net income, therefore, declined $5,741,000 from income of $2,482,000 in 1996 to a loss of $3,259,000 in1997.

Three Months Ended February 28, 1997 and March 1, 1996:

                   	February 28,  	March 1,    	Gross	          %
Sales by Market        	1997        	1996      	Change	      Change

Automotive           	$17,759     	$21,229   	$ (3,470)      	(16%)
Datacommunications	     3,056       	2,220         	836        	38%
Aerospace/Defense      	2,429       	2,869       	(440)      	(15%)
Industrial             	1,947       	1,732         	215        	12%
Consumer               	1,188	         904	         284        	31%
                     	_______     	_______     	_______     	______
Total                	$26,379	     $28,954	    $(2,575)     	$ (9%)
                     	=======     	=======     	=======     	======

The increase in datacommunication sales reflects increased demand for the Company's core business laminate materials and standard flexible interconnect products serving these markets. Explanations of changes in all other market sales in the above table are consistent with those given in the six month analysis. Gross profit for the quarter declined $3,308,000 or 51% from $6,434,000 for the three months ended March 1, 1996, to $3,126,000 for the three months ended February 28, 1997. As a percentage of sales, gross profit was 12% in the second quarter of 1997 compared to 10% in the first quarter of 1997 and 22% in the second quarter of 1996. Lower sales, increased core business factory overhead, and increased expenses due to the Micro Products operation accounted for the decline.

Sales and marketing expense remained relatively unchanged at $2,307,000 for the three months ended February 28, 1997, compared to $2,314,000 for the three months ended March 1, 1996.

General and administrative expenses increased $440,000 or 34% from $1,280,000 for the three months ended March 1, 1996, to $1,720,000 for the three months ended February 28, 1997. Reduced ARPA funding plus increased staffing and consulting costs accounted for the majority of the increase.

Research and development expenses increased $668,000 or 131% from $510,000 for the three months ended March 1, 1996, to $1,178,000 for the three months ended February 28, 1997. Increases in staffing, travel, outside testing services, and a decrease in ARPA funding accounted for the large increase in research and development expenses.

Interest cost and activities for the noted period are explained below:

                           	 February 28, 1997  	March 1, 1996

	Gross interest	                  $   672          	$   641
	Less capitalized interest         	(445)            	(391)
	Interest income                       	-            	(244)
                                		_______          	_______
	Interest expense                	$   227          	$     6
                                		=======          	=======

Pretax operating results declined $4.6 million from income of $2,324,000 for the three months ended March 1, 1996 to a loss of $2,306,000 for the three months ended February 28, 1997. Of this decline, nearly $2.0 million is related to the Micro Products business and related ARPA programs. The remaining loss is attributed to lower sales, higher core business depreciation expense, and higher general and administrative costs. Income taxes for the current quarter were provided at 34%, resulting in a net loss of $1,526,000. This compares with a net income of $1,624,000 for the three months ended March 1, 1996.

Financial Condition:

The Company has a $35 million revolving credit facility secured by the Company's assets. As of February 28, 1997, borrowings under this facility were $29.9 million with $5.1 million available. The Company is currently examining additional financing options to support the Company's growth and expects to obtain additional debt financing during the third quarter of fiscal 1997. During the first six months, the Company invested $16,578,000 in capital expenditures. The current ratio declined from 2.63 at August 30, 1996 to 2.42 at February 28, 1997.

Prospective Information:

Significant operating events will take place during the next several months of operations. First, the ARPA funded consortium will be completing its purpose and funding will continue to slow dramatically throughout fiscal 1997. The Company has no obligation to any member after the consortium objectives and related ARPA fundings are completed. Only normal business relationships will remain among the members of the ARPA Consortium.

Secondly, the Company's Longmont, Colorado, production facility is complete. The facility and its products are undergoing an intensive production qualification process with a number of key customers. The facility has commenced operations, and is having a negative impact on the Company's operating results. This financial impact will continue until such time that qualifications are complete and sales increase enough to cover fixed and other operating expenses.

In addition in fiscal 1996, the Company began planning a complete upgrade and replacement of all informational technology systems. This renewal is required to support the Company's plans for growth and changes in major business processes. The approximate $12-15 million program has commenced and is expected to be completed by the end of fiscal 1998. The Company plans to finance a large portion of this program by executing capitalized lease instruments and debt financing.

Other Factors:

The Company has foreign currency risks from its international sales. Major contracts have "risk sharing" arrangements with the customer, allowing repricing in the event of long-term and/or significant foreign currency fluctuations.

To deal with short-term fluctuations, the Company, from time-to-time, will use a variety of natural and contractual hedging techniques to prudently reduce, but not eliminate, its exposure to foreign currency fluctuations. Historical transactions have not been material in nature. The Company expects its foreign currency contracts to increase and will increase its hedging activities accordingly. The recent strength of the dollar against the German Mark and the French Franc has caused reduced margins on sales contracted in these currencies. These reduced margins may continue through fiscal 1997.

Cautionary Statement:

The statements included herein which are not historical or current facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. Factors which could cause actual results to differ materially from those anticipated by some of the statements made herein include, but are not limited to, the Company's ability to achieve full volume production at its Micro Products facility and other factors detailed from time to time in the Company's SEC reports, including the report on Form 10-K for the year ended August 30, 1996.

PART II - OTHER INFORMATION


SHELDAHL, INC. AND SUBSIDIARY
FORM 10-Q


Item 4.	Submission of Matters to a Vote of Securities Holders

		On January 8, 1997, Sheldahl, Inc. held its Annual Meeting of
		Shareholders.  Of the 8,912,695 shares of common stock eligible to
		vote, 7,879,455 shares were represented at the Meeting and votes were
		taken on the following matters:

1. The votes cast for the eight (8) directors to serve until the next annual meeting of shareholders were:

                           		For             	Withhold Authority

		James E. Donaghy       	7,525,290               	354,166
		John G. Kassakian      	7,525,709               	353,747
		Gerald E. Magnuson     	7,493,288               	386,168
		William B. Miller      	7,523,903               	355,553
		Kenneth J. Roering     	7,525,653               	353,803
		Richard S. Wilcox      	7,520,009	               359,447
		Beekman Winthrop       	7,523,403               	356,053
		James S. Womack	        7,518,490	               360,966

2.  The votes cast to amend the 1994 Stock Option Plan were:

		For: 5,913,269   Against: 1,710,557  Not Voted: 26,894

3. The votes cast to approve the appointment of Arthur Andersen LLP as independent auditors for the current fiscal year were:

		For: 7,849,957  Against: 9,436  Not Voted: 20,062

Item 6.	Exhibits and Reports on Form 8-K

A)	Exhibits

11	Statement regarding computation of earnings per share

27	Financial data schedule

B)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended February 28, 1997.

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHELDAHL, INC.
(Registrant)

Dated:  April 11, 1997	/s/ James E. Donaghy
                           President and Chief Executive Officer

Dated:  April 11, 1997	/s/ John V. McManus
                           Vice President, Finance