Form 10-Q
period 1997-05-30
SHELDAHL INC
filed 1997-06-23
CIK 89615

SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

Form 10-Q




(X)		QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	OR

(  )		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended May 30, 1997	Commission File Number:  0-45


	SHELDAHL, INC.
	(exact name of registrant as specified in its charter)



            Minnesota                                         41-0758073
State or other jurisdiction of	            (IRS Employer Identification Number)
incorporation or organization)



           Northfield, Minnesota                     	55057
Address of principal executive offices)	(zip code)



Registrant's telephone number, including area code:   (507) 663-8000

As of June 12, 1997, 8,991,747 shares of the Registrant's common stock were outstanding. Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     YES: X    NO:

PART I: FINANCIAL INFORMATION

SHELDAHL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

                                         	Nine Months Ended

                                        	May 30,     	May 31,
(in thousands, except for per share data)	1997        	1996


Net sales	                            	$78,273       	$84,741
Cost of sales	                          69,964      	  66,150
                                    			_______       	_______

Gross profit	                            8,309       	 18,591
                                    			_______       	_______

Expenses:
Sales and marketing                     	6,833         	6,894
General and administrative              	4,997         	3,748
Research and development                	3,302         	1,853
Interest                                  	708           	448
                                     		_______       	_______

Total expenses                         	15,840        	12,943
                                      	_______       	_______

Income (loss) before income taxes     	(7,531)         	5,648

Benefit (provision) for income taxes    	2,560       	(1,695)
                                    			_______       	_______

Net income (loss)                    	$(4,971)       	$ 3,953
               		                     	=======       	=======

Net income (loss) per share           	$(0.56)         	$0.46
                         	           		=======       	=======

Weighted average common shares and
   common share equivalents outstanding 	8,952         	8,524
                                    			=======       	=======

SHELDAHL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

                                         	Three Months Ended

                                          	May 30,   	May 31,
(in thousands, except for per share data)  	1997      	1996


Net sales                               		$27,593    	$29,690
Cost of sales                             	24,865     	23,219
                                       			_______    	_______

Gross profit                               	2,728      	6,471
                                       			_______    	_______

Expenses:
Sales and marketing                        	2,227      	2,359
General and administrative                 	1,697      	1,299
Research and development                     	983        	653
Interest                                     	412         	59
 	                                       	_______    	_______

Total expenses                             	5,319      	4,370
                                         	_______    	_______

Income (loss) before income taxes        	(2,591)      	2,101

Benefit (provision) for income taxes         	880      	(630)
                                       			_______    	_______

Net income (loss)                       	$(1,711)     	$1,471
                                       			=======    	=======

Net income (loss) per share              	$(0.19)      	$0.16
                                       			=======    	=======

Weighted average common shares and
   common share equivalents outstanding    	8,989      	9,199
                                       			=======    	=======

SHELDAHL, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
(unaudited)
(In thousands)                            	May 30,  	August 30,
                                            	1997      	1996
Current assets:
Cash and cash equivalents                	$  1,292   	$   904
Accounts receivable, net                   	18,227    	21,091
Inventories	                                12,875    	11,525
Prepaid expenses and other current
   assets                                     	433       	390
Deferred taxes                              	2,750     	1,660
                                         		_______   	_______
Total current assets                       	35,577    	35,570
                                          	_______   	_______

Construction in process                    	29,888    	37,650
Land and buildings                         	26,155    	24,718
Machinery and equipment                    	95,728    	64,754
Less: accumulated depreciation           	(53,852)  	(47,630)
                                         		_______   	_______

Net plant and equipment                    	97,919    	79,492
                                          	_______   	_______

Other assets                                  	824       	825
                                         		_______   	_______

                                       			$134,320  	$115,887
                                        			=======   	=======

LIABILITIES AND SHAREHOLDERS INVESTMENT

Current liabilities:
Current maturities of long-term debt     	$  3,372  	$   466
Accounts payable                           	10,139    	9,824
Accrued compensation                        	1,464    	1,390
Other accruals                              	2,446    	1,839
                                         		_______  	_______
Total current liabilities                  	17,421   	13,519
                                          	_______  	_______

Long-term debt                             	41,934   	21,858
                                         		_______  	_______

Other non-current liabilities               	2,305    	2,269
                                         		_______  	_______

Deferred taxes                              	1,435    	2,904
                                        	 	_______  	_______

Shareholders investment:
Common stock                                	2,249    	2,228
Additional paid-in capital                 	52,242   	51,404
Retained earnings                          	16,734   	21,705
                                          	_______  	_______

Total shareholders investment              	71,225   	75,337
                                          	_______  	_______

                                         	$134,320 	$115,887
                                          	=======  	=======

SHELDAHL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

                                           		Nine Months Ended

(in thousands)                             	May 30,      	May 31,
                                            	1997	         1996

Operating activities:
Net income (loss)                         	$ (4,971)    	$  3,953
Adjustments to reconcile net income
   to net cash provided by operating
	     activities:
Depreciation and amortization                 	7,378       	4,838
Deferred income taxes                       	(2,559)         	724

Net change in other operating activities:
Accounts receivable                           	2,864     	(1,712)
Inventories                                 	(1,350)         	531
Prepaid expenses and other current
   assets                                      	(43)         	345
Other assets                                      	1        	(73)
Accounts payable and accrued
   liabilities                                  	996       	1,557
Other non-current liabilities                    	36        	(68)
                                            	_______     	_______

Net cash provided by operating activities     	2,352      	10,095
                                          			_______     	_______

Capital expenditures, net                  	(25,805)   	 (20,298)
                                          			_______     	_______
Financing activities:
Borrowings (repayments) under
revolving credit
   facilities, net                           	22,625    	(19,258)
Proceeds of long-term debt                      	791           	-
Repayments of long-term debt                  	(434)       	(361)
Issuance of common stock                          	-      	29,049
Proceeds of stock option exercises              	859         	776
                                           		_______     	_______

Net cash provided by financing activities    	23,841      	10,206
                                          			_______     	_______

Increase (decrease) in cash                     	388       	    3

Cash at beginning of period                     	904       	1,045
                                          			_______     	_______

Cash at end of period                       	$ 1,292     	$ 1,048
                                          			=======     	=======
Supplemental cash flow information:
Income taxes paid                           	$   266     	$   132
                                           		=======     	=======
Interest paid                               	$ 1,961     	$ 1,845
                                           		=======     	=======

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


1)	Inventories, which are valued at the lower of first-in first-out cost or market, consists of (in thousands):

                         	May 30, 1997  	August 30, 1996

Raw materials               	$ 3,393        	$ 2,599
Work-in-process               	6,060          	5,572
Finished goods                	3,422          	3,354
                            	_______        	_______
                            	$12,875        	$11,525
                            	=======        	=======

SHELDAHL, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED OPERATING RESULTS AND FINANCIAL CONDITION

Nine Months Ended May 30, 1997 and May 31, 1996

General
________

Sheldahl is a leading producer of advanced laminate materials and materials-based components, primarily for sale to the electronic segments of the automotive electronics and datacommunications markets. The Company's basic materials technology was originally developed for the United States space program.

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

Concurrent with the Company's strategic shift to focus on the automotive electronics market in 1989, Sheldahl began to focus its research and development efforts on new opportunities. As a result, in 1992 the Company patented its Novaclad high performance adhesiveless flexible laminate. The features of Novacladr allow circuitry designers to increase circuit density for integrated circuit (IC) packaging and other interconnect solutions. The Company also developed ViaGrid, a higher-value form of Novaclad with pre-drilled small holes that allow printed circuit manufacturers to produce flexible interconnects that are up to six times more dense than current technology. The Company also uses ViaGrid in the manufacture of chip-carrier substrates primarily for IC packages.

Background:  ARPA and Longmont Financial Impact
_______________________________________________

In fiscal 1994, a consortium was organized by the Advanced Research Projects Agency (ARPA) of the US Department of Defense to develop a high-density, low-cost multichip module utilizing Novaclad as the substrate material. The ARPA consortium, comprised of a vertically-integrated team of non-competing companies, has achieved various milestones, including validation of each of the essential processes for production of the Company's chip-carrier substrates as the base material for low-cost multichip modules.

In June 1994, with the assistance of funding from ARPA, the Company established a prototype production facility, and late in calendar year 1994, began construction of its new manufacturing facility in Longmont, Colorado, for the production of Novaclad, ViaGrid and chip-carrier substrates (Micro Products) in commercial quantities. The Company expected commercial production to begin at the Longmont facility by April 1996. However, a variety of factors, including equipment delivery delays, product specification changes, and supporting process issues, resulted in a delay in the full production ramp-up, which is now expected to commence in the fourth quarter of fiscal 1997.

The Company's fiscal 1997 financial results through the nine months ended May 30, 1997, have been adversely affected by the absorption of overhead and development expenses without yet achieving commercial scale production and sales of the new Novaclad-based high-density chip-carrier substrates produced in Longmont, Colorado. The Company is actively engaged in what is expected to be the final stages of pre-production and customer validation with substrate designs for Motorola, ASAT and Texas Instruments. Net of ARPA funding, the direct impact of fixed facility costs and salary expenses for production and technical support has adversely impacted pretax operating income by $10.3 million or approximately $0.73 per share on an after tax basis for the nine months ended May 30, 1997. The pretax impact on operating income for the three months ending May 30, 1997, was $4.4 million or approximately $0.32 per share on an after tax basis.

Total Company Performance
_________________________

The Company's net sales decreased $6.5 million or 7.6% to $78.3 million for the nine months ended May 30, 1997. The decrease is reflected in automotive market sales, which were adversely affected by inventory adjustments related to last fall's industry collective bargaining negotiations. The impact to the Company was realized by above normal shipments in Quarter IV of fiscal 1996 and a sharp reduction in shipments in late Quarter I and early Quarter II as inventory levels were adjusted. Additionally, there have been numerous automotive industry work stoppages, particularly over the last three months, that have impacted the Company's sales of automotive laminate and flex circuitry products.

Sales By Market
_______________

(in thousands)         	May 30, 	May 31, 	Gross    	Percent
                        	1997   	 1996   	Change   	Change
                       	______  	______  	______   	______

Automotive            	$53,555 	$59,541 	$(5,986)  	(10.1%)
Datacommunications      	8,670   	8,470      	200     	2.4%
Aerospace/Defense       	6,801   	7,291    	(490)   	(6.7%)
Industrial              	6,047   	6,341    	(294)   	(4.6%)
Consumer                	3,200   	3,098      	102   	(3.3%)
                      	_______ 	_______  	_______  	_______
                      	$78,273 	$84,741 	$(6,468)   	(7.6%)
                      	======= 	=======  	=======  	=======

The Company enjoys a favorable position in targeted segments of the automotive market including dash board instrumentation, on-board computers in the engine compartment, air bags and power distribution. The ability to provide cost effective designs and low cost production has enabled the Company to enhance and grow its market position by 27% annually over the last seven years. The Company will continue to focus resources to service this market with its full line of products.

The Company's sales to the datacommunications market increased 2.4% to $8.7 million for the first nine months of fiscal 1997. Flexible circuitry and laminated materials comprised nearly all the product sold to this market. The Company, through its development of its Novaclad laminate material, has invested in significant new manufacturing capacity to expand its product offering by producing high-density chip-carrier substrates for IC packages. Year-to-date, sales of chip-carriers total $325,000. The Company will continue its effort to develop a market position in the chip-scale and high-density segments of this IC packaging market. Product utilization of such IC packages would include portable hand-held devices such as cellular phones and pagers as well as high performance product such as work stations and servers.

Sales of the Company's products to the other served markets reflect normal fluctuations of product mix and order releases by our customers. Through Quarter III, the sales by all products as a percentage of total sales remained virtually unchanged with 74% flexible interconnect, 23% laminated materials, 2.5% fabricated devices, and 0.5% chip-carrier substrates.

Gross Profit
____________

The Company's gross profit for the nine months ended May 30, 1997, decreased $10.3 million or 55% to $8.3 million and 10.6% of sales. Gross profit from existing businesses was materially affected by the decline in automotive market sales which adversely impacted gross profit by $3.3 million and changes in product mix reduced margins by $0.9 million. The remaining decline in existing business gross profit is attributable to increases in factory overhead, principally depreciation and maintenance of $3.1 million attributable, in part, to expanded capacity to manufacture Novaclad laminates. In total, year-to-date gross margin from existing business declined $7.3 million as compared to last year.

                      	May 30, 1997                 	May 31, 1996
                     	 _____________                	____________

(in             	Existing	 Micro	    Total	   Existing	 Micro	    Total
millions)	       Business 	Products 	Company 	Business 	Products 	Company
                	________ 	________ 	_______ 	________ 	________ 	_______

Sales            	$78.0    	$ 0.3    	$78.3    	$84.6    	$ 0.1   	$84.7
Cost of sales     	62.3      	7.6     	70.0     	61.7      	4.4    	66.1
                 	_____    	_____    	_____    	_____    	_____   	_____
Gross profit     	$15.7   	$(7.3)    	$ 8.3    	$22.9   	$(4.3)   	$18.6
                 	=====    	=====    	=====    	=====    	=====   	=====
                 	20.1%        	-    	10.6%    	27.0%        	-   	21.9%
                 	=====    	=====    	=====    	=====    	=====    	=====

Micro Product business provides chip-carrier substrates to the IC packaging industry. Through fiscal 1997, the Company has completed installing and validating each manufacturing process. Further initial pre-production volume of high-density chip-carrier substrates are at levels below breakeven. Year-to-date, overhead costs total $7.6 million. Since fiscal 1994, the Company has received funding through an ARPA consortium to assist in developing base material and manufacturing processes for high-density substrates for IC packages and multi-chip modules. ARPA funding credited to overhead declined $1.3 million from $1.4 million for the nine months ended May 31, 1996, to $75,000 for the nine months ended May 30, 1997. On a forward looking basis, minimal additional ARPA funding is anticipated to offset factory related costs since the ARPA milestones are substantially completed. Based on anticipated product mix and projected variable cost of high density substrates, the Company projects production cost breakeven at approximately $6 million in sales per quarter for the Micro Products business.

Sales and Marketing Expense
___________________________

Sales and marketing expense for the nine months ended May 30, 1997, totaled $6.8 million, virtually unchanged from $6.9 million for the same period last year. The Company expects to increase its sales expense in support of Micro Products in periods ahead as demand for sales support and design services escalate. As a percent of net sales, expenses increased to 8.7% from 8.1% for the nine months ended in fiscal years 1997 and 1996, respectively.

General and Administrative
__________________________

Gross general and administrative expenses increased $1.0 million or 26% for the nine months ended May 30, 1997, over the same period for fiscal 1996. The principal areas of increase were in salary expense of $488,000 in support of improving the Company's information systems plus added expense for insurance, travel, education, and depreciation. As a percent of sales, general and administrative expenses were 6.4% of sales in 1997 compared to 4.4% in 1996.

(in thousands)             	May 30, 1997       	May 31, 1996
                           	____________       	____________

Gross expenses - G & A       	$ 4,997             	$ 3,961
ARPA funding                       	-               	(213)
                             	_______             	_______
Net expenses                 	$ 4,997             	$ 3,748
                             	=======             	=======
% of sales                      	6.4%                	4.4%
                             	=======             	=======

Research and Development
________________________

Gross research and development expenses increased $1.2 million or 44% for the nine months ended May 30, 1997, as compared to the nine months ended May 31, 1996. ARPA credits from the consortium and other ARPA related projects totaled $509,000 for the current year-to-date versus $791,000 for the comparable period in 1996. The increase in research and development expenses was principally due to additional staffing, outside testing and consulting, and travel, primarily in support of the Company's Micro Products business and ARPA consortium milestones. On a forward looking basis, additional ARPA funding of $240,000 in support of development efforts is anticipated through November 1997.

(in thousands)                 	May 30, 1997         	May 31, 1996
                               	____________         	____________

Gross expenses - R & D           	$ 3,811              	$ 2,644
ARPA funding                       	(509)                	(791)
                                 	_______              	_______
Net expenses                     	$ 3,302              	$ 1,853
                                 	=======              	=======
% of sales                          	4.2%                 	2.2%
                                 	=======              	=======

Interest Expense
________________

Approximately 60% of interest capitalized during the construction period relates to the Longmont facility. Total capital expenditures through May 30, 1997, total $25.8 million compared to $20.3 million for the nine months ended May 31, 1996. Interest expense is shown in the table below.

(in thousands)                	May 30, 1997       	May 31, 1996
                              	____________       	____________

Gross interest                  	$ 1,961            	$ 1,947
Capitalized interest            	(1,253)            	(1,255)
Investment income                     	-              	(244)
                                	_______            	_______
Net expenses                    	$   708            	$   448
                                	=======            	=======
% of sales                         	0.9%               	0.5%
                                	=======            	=======

Income taxes were provided at 34% for the nine months ended May 30, 1997, and 30% for the nine months ended May 31, 1996. As a result, net loss for the nine months ended May 30, 1997, was $5.0 million or $0.56 per share. This compares to net income for the nine months ended May 31, 1996, of $4.0 million or $0.46 per share. Of this $1.02 per share decline, approximately $0.53 is related to Longmont operations and related ARPA activities and $0.49 is related to the fall off of existing business performance.

Three Months Ended May 30, 1997 and May 31, 1996

The Company's net sales decreased $2.1 million or 7% to $28.0 million for the three months ended May 30, 1997. Work stoppages primarily at certain Chrysler and General Motors factories caused a reduction in automotive market sales. The Company believes the affect of these work stoppages may continue into the fourth quarter.

The Company's sales to the datacommunications market increased 14% to $3.3 million for the three months ended May 30, 1997. Chip-carrier substrates increased $135,000 or 177% to $211,000. The Company's standard flexible circuitry and laminated materials products accounted for the remaining increase. Sales to all other markets reflect normal quarterly demand fluctuations.

Sales By Market
_______________

(in thousands)             	May 30,    	May 31,    	Gross    	Percent
                            	1997       	1996      	Change   	Change
                           	______     	______     	______   	______

Automotive                	$19,272    	$20,628    	$(1,356)    	(7%)
Datacommunications          	3,233      	2,842         	391     	14%
Aerospace/Defense           	2,015      	2,684       	(669)   	(25%)
Industrial                  	2,019      	2,146       	(156)    	(7%)
Consumer                    	1,054      	1,390       	(336)   	(24%)
                          	_______    	_______     	_______ 	_______
                          	$27,593    	$29,690    	$(2,096)    	(7%)
                          	=======    	=======     	======= 	=======

Gross Profit
____________

Gross profit for the quarter decreased $3.7 million or 58% from $6.5 million for the three months ended May 31, 1996, to $2.7 million for the three months ended May 30, 1997. As a percentage of sales, gross profit was 22.6% in 1996 and 9.8% in 1997. As explained in the nine month analysis, two major factors accounted for the decline in gross profit. The first factor is the $2.2 million in additional operating expenses incurred by the Company's Micro Products facility. The second factor is the reduced level of existing business sales principally to the automotive market and a slight increase in facility and depreciation costs.

                     	May 30, 1997                   	May 31, 1996
                     	_____________                  	____________

(in           	Existing  	Micro     	Total    	Existing  	Micro     	Total
millions)     	Business  	Products  	Company  	Business  	Products  	Company
              	________  	________  	_______  	________	  ________  	_______

Sales          	$27.4     	$ 0.2     	$27.6    	$29.6     	$ 0.1     	$29.7
Cost of sales   	21.2       	3.7      	24.9     	21.7       	1.5      	23.2
               	_____     	_____     	_____    	_____     	_____     	_____
Gross profit   	$ 6.2    	$(3.5)     	$ 2.7    	$ 7.9    	$(1.4)     	$ 6.5
               	=====     	=====     	=====    	=====     	=====     	=====
               	22.6%         	-      	9.8%    	26.7%         	-     	21.9%
               	=====     	=====     	=====    	=====     	=====     	=====
The Company's existing business performance to gross margin by quarter are as follows:
                      	Three months Ended	Ended        Nine Months Ended
                       _________________________       ________

                     	Nov 29,   	Feb 28,   	May 30,   	May 30,
(in millions)         	1996      	1997      	1997      	1997
                     	______    	______    	______    	______

Sales                	$24.3     	$26.3     	$27.4     	$78.0
Cost of sales         	20.5      	20.6      	21.2      	62.3
                   	_______   	_______   	_______   	_______
Gross profit         	$ 3.8	     $ 5.7     	$ 6.2     	$15.7
                   	=======   	=======   	=======   	=======
                     	15.6%     	21.6%     	22.7%     	20.1%

As seen on the above chart, existing business revenues, as well as gross margins, have continued to improve. The increase in sales volume plus improving manufacturing performance contributes to improved gross profit.

Sales and marketing expenses decreased $132,000 or 6% from $2.3 million for the three months ended May 31, 1996, to $2.2 million for the three months ended May 30, 1997. Sales and marketing expenses totaled 8% of sales in both periods.

General and administrative expenses increased $398,000 or 31% from $1.3 million for the three months ended May 31, 1996, to $1.7 million for the three months ended May 30, 1996. The increases were due to a variety of expenses including salaries, consulting, and depreciation primarily incurred to support improved information systems. General and administrative expenses total 6% of sales for the three months ended May 30, 1997, and 4.3% of sales for the three months ended May 31, 1996.

Research and development expenses increased $330,000 or 51% from $652,000 for the three months ended May 31, 1996, to $983,000 for the three months ended May 30, 1997. The increase is a combination of increased salaries and outside consulting and testing services supporting the Micro Products business and final ARPA milestones. Research and development expenses totaled 3.5% of sales for the three months ended May 30, 1997, and 2.2% in sales for the three months ended May 31, 1996.

Interest costs and activities for the noted period are detailed below:

(in thousands)
                       	May 30, 1997    	May 31, 1996      	Change
                       	____________    	____________      	______

Gross interest expense    	$  811          	$  398         	$  413
Capitalized interest       	(399)           	(339)           	(60)
                          	______          	______         	______
                          	$  412          	$   59         	$  353
                          	======          	======         	======

During the current quarter, significantly higher borrowings accounted for the increase in gross interest costs. At May 31, 1996, total borrowings were $18.4 million while at May 30, 1997, total borrowings were $45.3 million.

Income taxes were applied at 34% in the three months ended May 30, 1997, and at 29% in the three months ended May 31, 1996.

As a result, net loss for the three months ended May 30, 1997 was $1.7 million or $0.19 per share. This compares to net income of $1.5 million or $0.16 per share for the three months ended May 31, 1996. Of this $0.35 per share change, approximately $0.24 is attributable to Longmont operations and related ARPA consortium activities, and approximately $0.11 is attributable to the decline in performance of the existing business.

Financial Condition
___________________

During the quarter ended May 30, 1997, the Company's lenders authorized the Company to borrow an additional $12 million in the form of a separate revolving note. Except for expiring on December 31, 1997, all terms and conditions of this "extended" facility are the same as those of the primary revolving facility. Combined, the Company's credit lines total $47 million. $12 million expires on December 31, 1997, while $35 million expires on December 31, 1998. Total borrowings as of May 30, 1997, were $37.9 million and $9.1 million was available to the Company. Interest rates on borrowings under these facilities averaged 8.5% on May 30, 1997. The Company is pursuing additional debt financing and in conjunction with the additional debt, it is anticipated the revolving credit facility will be restructured. The current ratio declined from 2.63 at August 30, 1996, to 2.04 at May 30, 1997, reflecting the nearly $3 million of credit facility borrowings recorded as a current liability.

Prospective Information
_______________________

Significant events are currently taking place and will continue to take place during the next several months. The most significant will be the expected production ramp up at the Micro Products business. The Company's ability to generate significant revenues with acceptable production costs will be critical. Failure to do so will result in continued losses from this facility.

The ARPA funded consortium will be completing its purpose and minimal additional funding is expected throughout the remainder of fiscal 1997. The Company has no obligation to any member after the consortium objectives and related ARPA fundings are completed. Only normal business relationships will remain among the members of the ARPA consortium.

Finally, the Company has begun a complete upgrade and replacement of all information technology systems. This renewal is required to support the Company's plans for growth and changes in major business processes. The approximately $12-15 million program is expected to be completed by the end of fiscal 1998. The Company plans to finance this program by executing capitalized lease instruments and debt financing as well as cash generated from operations.

Other Factors
_____________

The Company has foreign currency risks from some of its international sales. Major contracts have "risk sharing" arrangements with the customer, allowing repricing in the event of long-term and/or significant foreign currency fluctuations.

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

Cautionary Statement
____________________

The statements included herein which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. Factors which could cause actual results to differ materially from those anticipated by some of the statements made herein include, but are not limited to, the Company's ability to achieve full volume production at its Micro Products facility and other factors detailed from time to time in the Company's SEC reports, including the report on Form 10-K for the year ended August 30, 1996.

PART II - OTHER INFORMATION

SHELDAHL, INC. AND SUBSIDIARY
FORM 10-Q

Item 6.	Exhibits and Reports on Form 8-K

A)	Exhibits

10.1  Sixth Amendment to Amended and Restated Credit and
Security Agreement dated November 1, 1996, among Norwest
Bank, Harris Bank, NBD Bank and Sheldahl, Inc.

10.2  Seventh Amendment to Amended and restated Credit and
Security Agreement dated April 4, 1997, among Norwest
Bank, Harris Bank, NBD Bank and Sheldahl, Inc.

11	Statement regarding computation of earnings per share

27	Financial data schedule

B)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended May 30, 1997.

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHELDAHL, INC.
(Registrant)

Dated:  June 23, 1997	    By	/s/ James E. Donaghy
                             President and Chief Executive Officer

Dated:  June 23, 1997	    By	/s/ John V. McManus
                             Vice President, Finance