Form 10-K
period 1997-08-29
SHELDAHL INC
filed 1997-11-25
CIK 89615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended August 29, 1997

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 	1934 (NO FEE REQUIRED)

For the transition period from __________ to __________

	Commission File Number:  0-45

SHELDAHL, INC.
(Exact name of registrant as specified in its charter)

	Minnesota                            	41-0758073
	(State or other jurisdiction       	(IRS Employer
	of incorporation or organization)	  Identification No.)

1150 Sheldahl Road
Northfield, MN  55057
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code:  (507) 663-8000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value of $0.25 per share
Preferred Stock Purchase Rights
(Title of Class)
____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES: X NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of shares held by non-affiliates was approximately $172,000,000 on November 6, 1997, when the last sales price of the Registrant's Common Stock, as reported in the Nasdaq National Market System, was $19.00.

As of November 6, 1997, the Company had outstanding 9,045,480 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement for its annual meeting to be held January 8, 1997, are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1.  Business
_________________

General

	Sheldahl, Inc. (the "Company") creates thin flexible laminates and their derivatives and markets these products worldwide. The Company's laminates are of two types: adhesive based tapes and laminates and vacuum deposited materials, including its patented adhesiveless copper laminate - Novacladr. In addition to selling these materials globally, Sheldahl uses these materials to fabricate high value derivative products such as single- and double-sided flexible printed circuits and substrates for silicon dies.

	The Company's products are genetically linked to it's core competencies; vacuum deposition, laminating, via (hole) generation, imaging and plating. Products are marketed through Sheldahl's three business units - Materials, Interconnect, and Micro Products. The Company sells its products primarily to the automotive and datacom (computer and telecommunication) markets.

	The Company recently introduced three high performance products based on proprietary vacuum deposition technology: Novacladr, ViaGridr and ViaThinr. These emerging products provide substantial benefits compared to traditional flexible circuits, including the capability for very fine circuit traces (down to 1 mil, or .001 inch) as well as greater heat tolerance and dissipation.
The Company has designed its Novaclad and ViaGrid products to be used as a base material for high performance printed circuits. The Company has developed its ViaThin to enable integrated circuit ("IC") manufacturers to package future generations of ICs economically by attaching the silicon die to a ViaThin manufactured by the Company or other circuitry manufacturers using the Company's Novaclad or ViaGrid products. As ICs are becoming increasingly powerful, they produce more heat and require a greater number of connections to attach the silicon die, placing substantially greater demands on IC packaging materials.

Products

	Novaclad. Novaclad is a thin and flexible adhesiveless copper laminate used in the design and manufacture of flexible interconnects and high density substrates. Novaclad consists of a polyimide film onto which copper has been vacuum deposited on both sides. After the vacuum deposition process, additional copper is plated onto the laminate to achieve a desired thickness of copper ranging from 5 microns to 35 microns (a micron is one-millionth of a meter). Novaclad provides a number of important benefits when compared to traditional adhesive-based laminates, including the capability for finer circuit traces (down to 1 mil, or .001 inch) and corresponding higher circuit density, greater heat tolerance and dissipation, improved signal speed and impedance control, increased dimensional stability, resistance to chemicals and greater durability. Because of these characteristics, the Company believes that Novaclad is a cost-effective, high-performance solution for a broad range of interconnect systems, especially high density substrates for IC packages and multi-chip modules. In fiscal 1997 and 1996, the Company sold $13.0 million and $15.6 million, respectively, of Novaclad-based flexible circuits, primarily for harsh, under-the-hood automotive applications where Novaclad's heat tolerance and chemical resistance characteristics provide superior performance.

	ViaGrid/ViaArray. ViaGrid and ViaArray are higher-value-added forms of Novaclad with pre-drilled small holes, or vias, measuring down to 1 mil in diameter. ViaGrid is designed to be sold in rolls or sheets to printed circuit manufacturers as a base material for the manufacture of high density substrates. Both products are coated with copper and enable the transmission of electrical currents between the two sides of the laminate. The combination of thin copper traces and very small vias permits the design of circuits that are up to six times more dense than current flexible circuitry technology. Because of its adhesiveless character, ViaGrid and ViaArray provide all of the benefits of Novaclad. The combination of these characteristics allow circuit fabricators the opportunity to eliminate several costly processing steps in the manufacture of printed circuits. The Company believes These products provide solutions for a variety of applications, including high density interconnects, IC packages and multi-chip modules. The Company believes there is also an opportunity for rigid printed circuit manufacturers to use ViaGrid or ViaArray based circuits as an interlayer in multilayer circuit boards.

	ViaThin. The Company uses ViaArray in the manufacture of high density substrates primarily for IC packages. Those high density substrates are called ViaThin. The material properties of ViaArray allow for very dense circuitry patterns which enable IC designers to improve the processing capabilities of ICs by increasing the number of connections to the silicon die, while reducing the cost per connection. ViaThin enhances signal speed because it's traces are very smooth and it's dimensional stability is maintained. These features allow the Company's ViaThin to be designed into ball grid array, pin grid array, and other high density IC packages.

	The Company's strategy is to target the high density segment of the market for IC packaging and multichip module applications where circuit densities requirements as small as 1 mil traces and vias can be met using ViaThin. As the market for high density substrates develops, the Company will consider licensing the manufacturing process of its high density substrates to increase the demand for its ViaGrid product.

	Materials. The Company's materials products consist of adhesive-based tapes and other flexible laminates used in a variety of applications.
Moisture barrier tape and flat cable tape used in automobile air bag systems. Splicing tape is used in the manufacture of commercial and industrial sandpaper belts, and thermal insulating blankets are used primarily in the aerospace/defense market for satellites. The Company produces its materials using coating, laminating, and vacuum metalizing processes. Coating involves applying chemicals or adhesives to a thin flexible material. Laminating consists of combining two or more materials through applications of heat and pressure. Vacuum metalizing typically involves placing a metal onto a thin film, foil, or fabric by evaporation, sputtering, or pattern deposition. The Company's flexible laminates provide extended flexibility, strength, conductivity, durability and heat dissipation. The Company's materials provide extended flexibility, strength, conductivity, durability, and heat dissipation. The Company consumes approximately one-half of the material it produces in the manufacture of flexible printed circuitry and interconnect systems. In fiscal 1997, external sales of materials accounted for $27.9 million, or 27%, of the total Company revenue.

	Flexible Interconnects. The Company manufactures flexible printed circuitry and interconnect systems using traditional adhesive-based and Novaclad laminates. The Company's flexible printed circuitry is typically manufactured in a roll-to-roll process from polyester or polyimide film to which copper is laminated. The laminate is processed through various imaging, etching, and plating processes and then selectively protected with a dielectric covering to produce a flexible printed circuit. Automated screen printing and photo imaging processes produce single- and double-sided flexible circuits with lines and spaces down to 5 mils (.005 inch) in width. The Company uses its Novaclad laminate to produce high performance flexible circuits primarily for demanding under-the-hood automotive applications which require greater circuit density, enhanced heat and chemical resistance, and
dimensional stability.   In fiscal 1997 and 1996, Novaclad-based products
represented sales of approximately $13.0 million and $15.6 million, respectively.

	All of the Company's flexible printed circuits are electronically tested prior to shipping. Additionally, the Company offers value-added processing, including surface mount assembly, wave soldering, connector and terminal staking, custom folding, stiffening, application of pressure-sensitive adhesive and hand soldering, in order to deliver a ready-to-use interconnect system to the end customer. The Company's targets applications where increased performance, reduced size and weight, ability to accommodate packaging contours or a reduction in the number of assembly steps is desired to reduce the customer's overall cost. Flexible printed circuitry and interconnect systems, including Novaclad-based products, accounted for $71.0 million, or 73.2%, of the Company's net sales for fiscal 1997.

Sales and Customer Support

	The Company's sales and customer support efforts are directed by product managers who are responsible for defining target markets and customers, strategic product planning and new product introduction. These product managers supervise a sales force of 15 account managers and over 60 engineers, technicians and customer support personnel. The Company employs a team approach led by account managers who work extensively with the Company's customers at the design stage, seeking to influence product designs and applications, particularly in the automotive and emerging datacommunications product areas. The Company believes that its close ties with customers at all stages of a project distinguish it from many competitors who manufacture products according to customer specifications without providing significant design, technical or consulting services. Account managers also coordinate appropriate design, research and development, engineering, order fulfillment and other personnel to support customer needs. To supplement its direct sales efforts, the Company uses domestic and international distributors. The cornerstone of the Company's sales and customer support strategy is to provide superior customer service, from prompt and efficient technical support to rapid processing and delivery of prototype and production orders through its electronic data interchange and just-in-time delivery capabilities.

	Automotive Electronics. In the automotive electronics market, the Company has enjoyed increasing sales through its strategy of working very closely with its customers beginning at the design stage. In 1989, the Company opened a technical design and sales office in Detroit, Michigan, which is currently staffed with 17 engineers, designers and sales personnel in order to provide automotive customers with comprehensive support. In fiscal 1997, 11.9%, 11.3% and 7.7% of the Company's net sales went to multiple sourcing locations of Ford Motor Company, Motorola, Inc., and Molex Corporation, respectively. The Company also provides products, through first tier suppliers, to Chrysler and the U.S. operation of Honda and Toyota.

	International. The Company works with European manufacturers and suppliers and has had a sales presence in Europe since February 1992, including its current sales office in Frankfurt, Germany. The Company supplements its direct sales efforts with independent manufacturers' representatives and distributors in Europe and Asia, principally for flexible laminates. The Company's export sales during fiscal years 1995, 1996 and 1997 were $11.1 million, $12.0 million, and $15.0 million, respectively.

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

	The Company uses a continuous roll-to-roll manufacturing process to efficiently produce a large volume of high-quality flexible laminates using coating, laminating, and vacuum metalizing techniques. The Company consumes approximately one-half of the flexible laminates it produces for the manufacture of printed circuitry and interconnect systems. The Company converts flexible laminates into printed circuits by using either photo exposing process or screen printing process to image the circuit patterns onto flexible laminates. The laminates then go through various etching and plating processes that result in copper patterns remaining on the laminate. The circuits are then protected with a dielectric covering. The Company processes certain of its flexible printed circuitry into interconnect systems. These process capabilities include surface mount assembly, wave soldering, connector and terminal staking, custom folding, stiffening, application of pressure-sensitive adhesive, and hand soldering. Substantially all of these interconnect assembly functions are performed at the Company's facilities in Aberdeen and Britton, South Dakota.

	To manufacture its emerging products, the Company constructed a 102,000 square foot building in Longmont, Colorado. Manufacturing at the Longmont facility includes a series of integrated roll-to-roll processes including via generation, metalization, plating, photoimaging, developing, selective etching, and electrical testing. The initial annual production capacity of the facility is expected to be approximately 2.0 million square feet of Novaclad, approximately 250,000 square feet of ViaGrid, and approximately 500,000 square feet of ViaThin. The facility has been designed to allow for expansion in increments of approximately 500,000 square feet of finished product, consisting of varying amounts of ViaGrid and high density substrates. The Company's investment to date in the Longmont facility, including the site, building, and equipment purchased or leased by the Company, is approximately $58 million.

	In August 1995, the Company entered into various agreements to form a joint venture in Jiujiang Jiangxi, China with Jiangxi Changjiang Chemical Plant and Hong Kong Wah Hing (China) Development Co., Ltd. Under the agreements, the Company licensed certain technology to the joint venture. Providing certain technical support, the Company has received a 20% ownership interest in the joint venture and received cash payments totaling $900,000 upon completion of certain milestones, and a royalty on products sold by the joint venture. The joint venture is being established to manufacture flexible adhesive-based laminates and associated cover film tapes in China. Under the terms of the agreements, the joint venture will market these products in China, Taiwan, Hong Kong and Macau and the Company will market the products produced by the joint venture in all other markets. The Company expects manufacturing under this joint venture to commence in late fiscal 1998.

Research and Development

	Sheldahl's recent research and development efforts, through its 42-person research and development team, have focused on opportunities presented by the demand for higher density and thinner packaging for electronic devices. The Company has also identified within its core technologies other opportunities for participation in the trend towards miniaturization within the electronics industry and has pursued these opportunities independently and through various consortia.

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

	In August 1994, Sheldahl acquired a minority ownership interest in Sidrabe Joint Stock Company ("Sidrabe"), a newly privatized vacuum deposition developmental company located in Riga, Latvia. Sidrabe historically was a developmental agency for the former Soviet Union's military and aerospace programs, specializing in the design and production of vacuum deposition equipment. With the Company's ownership position in Sidrabe, the Company received worldwide rights to some key elements of Sidrabe technology and the Company has access to Sidrabe's scientific and technical personnel with extensive product and process expertise. The Company has also purchased certain manufacturing equipment from Sidrabe.

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

	The Company's Novaclad, ViaGrid and high density substrates compete with substrates produced through several alternative processes. These competing products include single-sided, polyimide-based, etched copper laminate produced using various methods of production by Minnesota Mining and Manufacturing, Inc., International Business Machines Corporation and several Japanese companies. The Company believes the production processes required for each of these competing substrates, which include copper sputtering, manual drilling and traditional etching techniques, are inherently more expensive than the Company's method of production and result in products that are not as easily utilized as the Company's emerging products in the design and production of higher-density IC packages. The Company's emerging products also compete with ceramic packaging products produced by companies such as Coors Electronic and Kyocera of Japan, although the Company believes these products are more expensive than the Company's substrate products, and with resin-based substrates supplied by companies such as produced by Amkor Electronics and Tessera, which the Company believes are limited in their ability to accommodate increased circuit densities beyond current levels. The Company expects these and other competitors will continue to refine their processes or develop new products that will compete on the basis of cost and performance with the Company's emerging products.

Backlog

	The Company's backlog consists of those orders for which the Company has delivery dates. Automotive customers typically provide for four to six weeks of committed shipments while datacommunications customers generally provide for up to eight weeks of committed shipments. The Company's backlog of unshipped orders as of August 29, 1997, and August 30, 1996, was approximately $22.1 million and $26.1 million, respectively. Generally, most orders in backlog are shipped during the following three months. Because of the Company's quick turn of orders to work-in-process, the timing of orders, delivery intervals, customer and product mix and the possibility of customer changes in delivery schedules, the Company's backlog at any particular date may not be representative of actual sales for any succeeding period.

Proprietary Technology

	The Company owns three united States patents for Novaclad and the processes for making Novaclad and five additional applications are pending. Applications are pending for foreign patents on Novaclad in Japan, Canada and the European Patent Office. In addition, the Company has one United States patent and one Canadian patent relating to its Z-Link adhesive product and has been informed that two additional United States patents relating to Z-Link have been allowed. Federal trademark registrations have been obtained on Novacladr, ViaGridr, ViaThinr, Flexbaser, Novaflexr, Novaflex HDrand Z-Linkr. Sheldahl also relies on internal security and secrecy measures and on confidentiality agreements for protection of trade secrets and proprietary know-how. There can be no assurance that Sheldahl's efforts to protect its intellectual property will be effective to prevent misappropriation or that others may not independently develop similar technology. The Company believes that it possesses adequate proprietary rights to the technology involved in its products and that its products, trademarks and other intellectual property rights do not infringe upon the proprietary rights of third parties.

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

Environmental Regulations

	The Company is subject to various federal, state and local environmental laws relating to the Company's operations. The Company's manufacturing and assembly facilities are registered with the U.S. Environmental Protection
Agency and are licensed, where required, by state and local authorities. The Company has agreements with licensed hazardous waste transportation and disposal companies for transportation and disposal of its hazardous wastes generated at its facilities. The Longmont facility has been specifically designed to reduce water usage in the manufacturing process and employs a sophisticated waste treatment system intended to substantially reduce discharge streams. Compliance with federal and state environmental laws and regulations did not have a material effect on the Company's capital expenditures, earnings or competitive position during fiscal 1997. Similarly, fiscal 1998 capital expenditures to comply with such laws and regulations are not expected to be material. The Company believes it is in material compliance with federal and state environmental laws and regulations.

Employees

	As of October 1997, the Company employed approximately 1,129 people in the United States and Europe, including 939 in production, 87 in sales, marketing, application engineering, and customer support, 42 in research and development and 61 in administration. The production staff consists principally of full-time workers employed in the Company's four currently operating manufacturing and assembly plants. In Northfield, Minnesota, production workers (approximately 401) are represented by the Union of Needletrade, Industrial and Textile Employees, which has been the bargaining agent since 1963. The Company has a one-year collective bargaining agreement with the Union which expires in November 1998. The Company has never experienced a work stoppage and believes that its employee relations are good.

Item 2.  Properties
___________________

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

Item 3.  Legal Proceedings
__________________________

	The Company's operations expose it to the risk of certain legal and environmental claims in the normal course of business. The Company believes that these matters will not have a material adverse effect on the Company's results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Securities Holders
____________________________

	None

Item 4A.  Executive Officers
____________________________

	The executive officers of the Company are as follows:

Name			                  	Age		Position

James S. Womack         		69		Chairman of the Board and Director

James E. Donaghy	        	63		Chief Executive Officer and Director

Edward L. Lundstrom	      47		President

John V. McManus         		50		Vice President - Finance and Assistant
                              Secretary

Beverly M. Brumbaugh     	62		Vice President - Human Resources and
                              Corporate Excellence

Keith L. Casson           58 	Vice President - Micro Products

Gregory D. Closser       	45		Vice President - Interconnect

Michele C. Edwards       	33		Vice President - Supply Chain Operations

William R. Miller       		50		Vice President - Information Systems

Roger D. Quam           		51		Vice President - Materials

Sidney J. Roberts	       	51		 Vice President - Research and Development

Gerald E. Magnuson	       66		Secretary and Director

	James S. Womack joined the Company in 1956 and served as President of the Company from 1971 to 1988 and as Chief Executive Officer from 1971 to 1991. He became a director of the Company in 1968 and was elected Chairman of the Board in 1988. Mr. Womack is a director of Gemini, Inc.; General Securities, Inc.; and Zytec Corp.

	James E. Donaghy joined the Company in 1988 as its President and Chief Executive Officer. In September 1997, he handed off the title of President to Ed Lundstrom. He remains a director of the Company since 1988. Prior to that time, he held various executive-level positions at DuPont Company in Wilmington, Delaware. Mr. Donaghy is a director of Hutchinson Technology, Inc.; William Mitchell College of Law; and the Institute of Printed Circuitry.

	Edward L. Lundstrom was named President in September of this year. Since joining the Company in 1976 as Corporate Tax Manager, he has held various positions with the Company; Executive Vice President, Vice President-Sales and Marketing, Vice President-Treasurer, and Corporate Controller; Vice President-Interconnect; Vice President and Treasurer and President of the Sheldahl subsidiary, Symbolic Displays, Inc. (SDI); and Vice President, General Manager of the Northfield Circuit Division. Mr. Lundstrom is a director of Research, Inc.

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

	Keith L. Casson joined the Company in 1968 and has served as Vice President - Micro Products since September 1996. He has served as Vice President - Research and Development since September 1993, with responsibility since September 1995 for deployment of the emerging products in the Longmont facility. Prior to September 1993, he held various positions with the Company, including Automotive/Consumer Market Manager, Director of Business Development and Director of Interconnect Systems Research and Development.
Mr. Casson is a member of the Institute of Printed Circuitry, the International Micro Electronic and Packaging Society, and the Society of Automotive Engineers.

	Gregory D. Closser joined the Company in 1978 and has served as Vice President - Flexible Interconnects since September 1995. From 1983 to 1989, he held the position of Quality Director. From 1989 to 1993, he was the General Manager of Interconnect Manufacturing. From 1993 to 1995 he was Vice President - Interconnect Operations.

	Michele Edwards was named to the position of Vice President, Supply Chain Operations in September 1997. She joined Sheldahl in 1989 as a Manufacturing Engineer in the Materials Business.

	William R. Miller joined the Company in February 1996 as Corporate Director of Information Technology. Prior to joining the Company, bill was Vice President, Telecommunications Development for Norwest Technical Services (Norwest Bank). He also held management posts in telecommunications at Control Data Corporation and at the Chesapeake & Potomac Telephone Companies of Maryland and Washington, DC. He was named to his current position, Vice President of Information Technology, in January 1997.

	Roger D. Quam joined the Company in 1969 and has served in several capacities since that time, including Business Manager of Engineered Products and Vice President of Engineered products. He has served as Vice President - Composite Materials since September 1995, previously servicing as Vice President - Materials Operations and Aviation Products beginning in 1988.

	Sidney J. Roberts   joined the Company in 1973 and has held various
positions with the Company, including Director of Manufacturing and Engineering - Materials, Business Director - Novaclad, Manager of Research and Development - Materials and Interfacial Engineering, and Technical Director - Materials. He was named to his present position, Vice President of Research and Development, in November 1996. Sid is active in the Institute for Interconnecting and Packaging Circuits (IPC), the International Society for Hybrid Microelectronics (ISHM), and the American Institute of Aeronautics and Astronautics (AIAA), and is a member of the University of Minnesota's Mechanical Engineering Advisory Council. He holds holds two patents and has a patent pending for the production of pre-formed vias in multichip module substrates.

	Gerald E. Magnuson has served as Secretary of the Company since 1962 and a director since 1975. Mr. Magnuson is Of Counsel to the law firm of Lindquist & Vennum P.L.L.P., Minneapolis, Minnesota, and a director of Premium Wear, Inc.; Research, Inc.; and Washington Scientific Industries, Inc.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
_____________________________________

	The Common Stock is listed on the Nasdaq National Market under the symbol "SHEL". The following table sets forth the high and low sales prices of the Common Stock for the period indicated, as reported on the Nasdaq National Market.

	                                   	High         	Low

	Fiscal Year Ended August 30, 1996:
	First Quarter                      	21 1/4      	14 3/4
	Second Quarter                     	23 3/8      	16 1/4
	Third Quarter                      	31 1/8      	18 1/8
	Fourth Quarter                     	28 1/2      	15 7/8

	Fiscal Year Ended August 29, 1997:
	First Quarter                      	19 1/4      	14 7/8
	Second Quarter                     	26 3/4      	18
	Third Quarter                      	24 3/4      	18 1/2
	Fourth Quarter                     	24 1/8      	18

	On November 6, 1997, the last reported sales price of the Common Stock was $19. As of this date, there were approximately 2,000 record holders of the Company's Common Stock and an estimated additional 3,000 shareholders who held beneficial interests in shares of Common Stock registered in nominee names of banks and brokerages houses.

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

Item 6.  Selected Financial Data
_________________________________

	The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein the "Management's Discussion and Analysis of Financial condition and Results of Operations". The consolidated statements of operations data presented below as of and for the fiscal years ended September 1, 1995, August 30, 1996 and August 29, 1997, and the consolidated balance sheet data as of August 30, 1996 and August 29, 1997, have been derived from the Company's Consolidated Financial Statements included elsewhere in this report, which have been audited by Arthur Andersen LLP, independent public accountants. The statements of operations data set forth below for the years ended August 27, 1993 and September 2, 1994 and the balance sheet data set forth below at August 27, 1993, September 2, 1994, and September 1, 1995, are derived from audited financial statements not included herein.
                                        	Fiscal Years Ended
                                 	(in thousands, except per share data)

                             	Aug. 27,	 Sep. 2,	 Sep. 1,	 Aug. 30, 	Aug. 29,
                               	1993     	1994    	1995	    1996	    1997
                              	______  	______  	______  	______   	______
Statements of Operations Data:
	Net sales	                   $82,102 	$88,346	 $95,216 	$114,120 	$105,266
	Cost of sales                	66,360  	69,273  	74,752   	89,171 	  94,933
                             		______  	______  	______   	______   	______

	Gross profit                 	15,742  	19,073  	20,464   	24,949   	10,333
                             		______  	______  	______  	 ______   	______

	Expenses:
	  Sales and marketing         	7,274   	8,014   	9,090    	9,254    	9,560
	  General and administrative  	4,029   	4,153   	3,895    	5,129    	6,839
	  Research and development	    1,929   	2,366   	2,270    	2,755    	4,705
	  Interest                    	1,023 	    946	     875	      539	    1,298
                             		______  	______  	______   	______   	______

	    Total expenses           	14,255  	15,479  	16,130   	17,677   	22,402
                             		______  	______  	______   	______   	______

	Income (loss) from
	 continuing operations
	 before provision for
	 income taxes                 	1,487   	3,594   	4,334    	7,272  	(12,069)

	Provision (benefit)
	 for income taxes	                50	     800	   1,200	    2,500  	 (4,100)
                             		______  	______  	______   	______    	______

	Income (loss) from
	 continuing operations       $	1,437  $ 2,794 	$ 3,134	  $ 4,772	  $(7,969)
                             		======  	======   ======   	======    	======

	Net income (loss)
	 per common share             	$0.29   	$0.52   	$0.45     	$0.55  	$(0.89)
                             		======  	======  	======    	======   	======

	Weighted average common
	 shares and common
	 share equivalents
	 outstanding                  	4,950   	5,418   	6,925     	8,686   	8,967
                             		======  	======  	======    	======  	======

Balance Sheet Data:
	Working capital             	$11,314 	$15,942 	$16,332   	$22,051 	$23,216
	Total assets                 	44,783  	60,320  	94,186   	115,887 	139,367
	Long-term debt, excluding
	  current portion            	11,433   	7,963  	33,864    	21,858  	40,869
	Total shareholders'
	 investment                  	19,448  	36,482  	40,952    	75,337  	82,367

Supplemental Business Unit Data(1) -

Combined Materials and Interconnect:
	Revenues                    	$77,353 	$84,793 	$91,600  	$113,955 	$104,908
	Gross profit                 	14,692	  17,931  	20,231	    28,847	   21,376
	Pretax operating income         	805   	2,743   	4,874	    13,291	    3,400
	Income from core businesses     	778   	2,133   	3,521     	8,721	    2,242

Micro Products:
	Revenues              	     $      -	  $     -	 $     -	 $    165	 $    358
	Gross profit(2)                   	-	      719	   (214)	  (3,898)	 (11,043)
	Pretax operating
	 income (loss)	                    -	      719	   (731)	  (6,019)	 (15,469)
                             		______   	______  	______   	______   	______

	Income (loss)
	 from Micro Products	              -	      559 	  (526)	  (3,949)	 (10,211)
                             		======   	======  	======   	======   	======
____________________

(1)  does not include aviation components
(2)  net of ARPA funding

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
_________________________________________________________________

Profile -

	Sheldahl creates and distributes thin, flexible laminates and their derivatives to worldwide markets. The Company's laminates are of two types: adhesive-based tapes and materials, and its patented adhesiveless material, Novaclad. From these materials, Sheldahl fabricates high-value derivative products: single- and double-sided flexible interconnects and assemblies, and substrates for silicon chip carriers.

Background -

In 1989, the Company developed a business strategy focused on achieving leadership in supplying the automotive electronics market with flexible interconnects based on the Company's core materials technologies. Management believed the automotive market provided growth opportunities due to increasing electronic content of automobiles as manufacturers focused on enhancing vehicle performance while reducing weight and overall vehicle costs. The Company targets specific automotive customers that it has identified as leaders in the drive to increase the electronic content of automobiles. While 1997 marked the first time in ten years that the Company's sales to automotive customers declined, this strategy has been successful. Since 1989, automotive market sales increased from $13.9 million to $71.0 million and represent 67% of the Company's revenue.

Concurrent with the Company's strategic shift to focus on the automotive electronics market in 1989, Sheldahl began to focus its research and development expenditures on new opportunities. As a result, in 1992 the Company patented its Novaclad high-performance adhesiveless flexible laminate. The features of Novaclad allow circuitry designers to increase circuit density for integrated circuit (IC) packaging and other interconnect solutions. The Company also developed ViaGrid, a higher-value form of Novaclad with predrilled small holes (vias) that allow printed circuit manufacturers to produce flexible interconnects that are up to six times more dense than current technology. The Company uses ViaGrid to manufacture chip-carrier substrates (ViaThin) primarily for IC packages.

In fiscal 1994, a consortium was organized through the Advanced Research Projects Agency (ARPA) of the U.S. Department of Commerce to develop a high-density, low-cost multichip module utilizing Novaclad as the substrate material. The ARPA consortium, comprised of a vertically integrated team of non-competing companies, has achieved various milestones, including validation of each of the essential processes for production of the Company's chip-carrier substrates as the base material for low-cost multichip modules.

In June 1994, with the assistance of funding from ARPA, the Company established a prototype production facility, and late in calendar year 1994, began construction of its new manufacturing facility in Longmont, Colorado, for the production of Novaclad-based products in commercial quantities. The Company has experienced a variety of delays, including delays in equipment delivery, product specification, full qualification, and in-place assembly capacity. Volume production is expected to begin in fiscal 1998. During the delay, the Company has been working with leading customers, including Motorola, Texas Instruments, and ASAT, Inc., in design, manufacture, and qualification of both chip-scale and ball-grid array packages.

The adverse financial impact of the production delay at the Micro
Products facility has been and will continue to be significant. In 1997, the Micro Products operation resulted in a pretax loss of $15.5 million as compared with a $6.0 million loss in 1996. These losses are expected to continue until efficient volume production and related sales revenue are achieved.

The Company expects to continue to make substantial investments in production capabilities to support its strategy of increasing penetration of the automotive electronics market and commercializing its Novaclad and chip-carrier substrate production for the datacommunications market. During fiscal years 1995, 1996, and 1997, the Company made capital expenditures of approximately $29.7 million to increase the production capabilities of its current operations. Through fiscal 1997, the Company made capital expenditures exceeding $58.1 million in connection with the Company's Longmont manufacturing facility.

On September 5, 1995, the Company sold its aviation lighting product line to The B.F. Goodrich Company for approximately $2.6 million, enabling the Company to focus on its emerging products, flexible interconnects, and flexible laminates operations. The aviation lighting product line generated sales of $3.6 million in fiscal year 1995 and was insignificant to the overall operations of the Company.

During October 1997, the Company signed a memorandum of understanding with longtime technical partner, Sumitomo Bakelite Co., Ltd., Tokyo, Japan. This memorandum documents the intention of both parties to enter into a cooperative development to produce and sell chip-scale integrated circuit packages based on the Company's Novaclad substrates. If the market for chip-scale packages develops as anticipated, the Company expects to sell significant quantities of ViaThin material to Sumitomo in Japan. Eventually after market demand increases, the Company and Sumitomo intend to form a joint venture that will manufacture ViaThin material in Asia for sale to integrated circuit manufacturers and assemblers.

Results of Operations -

	Fiscal 1997 reflects two major situations - inventory adjustments and strikes in the automotive sector throughout the year - as well as a longer-than-anticipated qualification cycle in the Company's Micro Products operation. Each event was responsible for about half of the decline in earnings in 1997 from those of 1996.

The following table shows the percentage of net sales represented by certain line items from the Company's consolidated statements of operations for the periods indicated:
                                      	Fiscal Years Ended
                             	August 29,   	August 30,   	September 1,
                               	 1997	         1996	          1995

	Net sales                     	100.0%       	100.0%        	100.0%
	Cost of sales	                  90.2%	        78.1%	         78.5%
                              		______       	______        	______
	Gross profit	                    9.8%       	 21.9%        	 21.5%
                              		______       	______        	______

	Expenses:
	   Sales and marketing          	9.1%	         8.1%	          9.5%
	   General and administrative   	6.5%	         4.5%          	4.1%
	   Research and development     	4.5%	         2.4%	          2.4%
	   Interest	                     1.2%	          .5%	           .9%
                              		______       	______        	______

		Total expenses               	 21.3%       	 15.5%        	 16.9%
                              		______       	______        	______

	Income (loss) before income
	 taxes	                       (11.5%)         	6.4%          	4.6%
	Provision (benefit) for
	 income taxes	                 (3.9%)	         2.2%	          1.3%
                              		______       	______        	______

	Net income (loss)            	 (7.6%)	         4.2%	          3.3%
                             			======       	======        	======

The table below shows, for the periods indicated, the Company's sales to various markets (in thousands):

                                         	Fiscal Years Ended

                             	Aug. 29, 1997	 Aug. 30, 1996	 Sep. 1, 1995

                            	Amount   	%	   Amount    	%	   Amount    	%
                            	______	 ____	  ______	  ____	  ______	  _____

Automotive                 	$71,026 	67.5% 	$78,984 	69.2%	 $51,919	 54.5%
Datacom	                     12,529	 11.9%	  11,193  	9.8%  	16,860 	17.7%
Aerospace/Defense	            9,201	  8.7%  	10,585  	9.3%	  12,150 	12.8%
Industrial	                   8,046  	7.6%   	8,843  	7.7%   	8,221  	8.6%
Consumer	                     4,464	  4.3%	   4,515   4.0%	   6,066 	 6.4%
                            	______  	____  	______  	____  	______  	____
Net sales                 	$105,266	100.0%	$114,120	100.0%	 $95,216	 100.0%
                            	======	 ====	   ======	  ====	  ======	  ====

	The Company's net sales decreased $8.9 million, or 7.8%, in fiscal 1997. The decrease is reflected in automotive market sales, which were adversely affected by inventory adjustments related to last fall's automotive industry collective bargaining negotiations. The impact to the Company was realized by above normal shipments in Quarter IV of fiscal 1996 and a sharp reduction in shipments in late Quarter I and early Quarter II as inventory levels were adjusted. Additionally, there have been numerous automotive industry work stoppages that have impacted the Company's sales of automotive laminate and flex circuitry products. The growth in the automotive market sales for fiscal 1996 and 1995 was due to the Company's efforts to penetrate the automotive market through the use of creatively designed flexible interconnects and laminate materials. The Company enjoys a favorable position in targeted segments of the automotive market, including modular assembly, engineering control, and instrumentation, and has increased sales revenue in that market at an average annual compounded rate of over 22% since 1989. Automotive market sales represented 67.5% of Company sales in 1997 compared to 69.2% in 1996.

	Datacommunications market sales increased $1.3 million, or 12%, from $11.2 million in fiscal 1996 to $12.5 million in fiscal 1997. This was due to increased sales of laminate materials and flexible circuit products. In recent years, the Company focused its attention on the automotive market as the Company's adhesive based laminates were more suited to automotive applications. However, interconnect systems made with high-density Novaflex, originally sold for engine control units in the automotive market meet the requirements for computer and telecommunication applications. Therefore, the Company targets significant growth in datacom market from not only Micro Products as the Longmont, Colorado, facility begins volume production, but also Interconnect as high-density Novaflex is sold to meet the demands of this market.

	The Company's sales to the aerospace/defense market decreased $1.4 million, or 13%, from $10.6 million in fiscal 1996 to $9.2 million in fiscal 1997. Lower sales of insulation blankets for the NASA space station program as well as reduced sales to commercial satellites account for this decline. Increases in 1995 and 1996 were due to an increased demand for multilayer insulation blankets for satellites. Annual fluctuations of demand in this market are natural, since production cycles often extend more than one year. The aerospace/defense sales reflect the use of the Company's core materials technology in vacuum deposition and material handling.

	Industrial and consumer market sales for 1997 declined slightly, from $13.4 million in fiscal 1996 to $12.5 million in fiscal 1997. 1995 sales were $14.3 million. Although Sheldahl has not specifically focused on these markets, the Company's laminate materials and flexible interconnect products have developed small, well-established market niches for specific applications.

	The table below shows, for period indicated, the Company's sales by business units (in thousands):

                                         	Fiscal Years Ended
                           	Aug. 29, 1997	  Aug. 30, 1996 	 Sep. 1, 1995

                          	Amount    	%	   Amount	    %	    Amount    	%
                          	______  	____	  ______	  ____	  ______	  ____

Interconnects            	$77,004 	73.2% 	$86,145 	75.6% 	$64,398 	67.6%
Materials                 	45,760 	43.5%	  47,185	 41.3%	  38,628	 40.6%
Micro Products	               358    .3%      165    .1%        -     -%
Aviation components	            -     -% 	      - 	   -%    3,616    3.8%
Intercompany
 eliminations          	 (17,856)	(17.0%)	(19,375)	(17.0%)	(11,426)	(12.0%)
                          	______ 	______	  ______	 ______	  ______	 ______
Net sales               	$105,266 	100.0%	$114,120	 100.0%	 $95,216	 100.0%
                          	====== 	====== 	 ====== 	======	  ======	 ======

	Due to the decline in automotive market sales as previously discussed, Interconnect sales declined $9.1 million, or 10.6%, from $86.1 million in fiscal 1996 to $77.0 million in fiscal 1997. The Company's sales growth in fiscal 1996 reflects a $21.7 million, or 34%, increase in Interconnect sales. Materials sales declined $1.4 million, or 3%, from $47.1 million in fiscal 1996 to $45.7 million in 1997, reflecting a decline in shipments to the Interconnect business. Micro Products sales totaled $358,000 in fiscal 1997 and $165,000 in fiscal 1996, reflecting sales of prequalification product.

	Cost of Sales/Gross Profit. During fiscal 1997, the Company's gross profit declined $14.6 million, or 59%, from $24.9 million in fiscal 1996 to $10.3 million in fiscal 1997. The Company's Micro Products operation accounted for $7.1 million of this decline and the Company's other businesses accounted for $7.5 million. Increased factory expenses at the Longmont, Colorado, facility accounted for $7.1 million of the decrease in gross profit. Depreciation increased $2.8 million and salaries and other operating expenses increased $4.3 million as the Micro Products business continued to improve its production processes and make ready for full production. Gross margin for the core businesses declined $7.5 million. Lower sales, unfavorable product mix, and higher factory expenses accounted for the change. Depreciation and other equipment-related costs account for the increase in expenses.

	Funding received by the Company from the ARPA consortium is reflected as a reduction to cost of sales and totaled $75,000, $1.8 million, and $3.8 million in fiscal years 1997, 1996, and 1995, respectively. The awarding of these funds was based on the completion of various milestones, including process validation for each essential process in the production of chip-carrier substrates for IC packages using the Company's patented Novaclad material. The Company is not expected to incur any future costs that will be reimbursed by ARPA, and the Company had completed its obligations under the consortium agreement.

	Sales and Marketing Expenses. Sales and marketing expenses increased $306,000, or 3%, in fiscal 1997 and $164,000, or 2%, in fiscal 1996. As a percentage of net sales, sales and marketing expenses were 9% in fiscal 1997, 8% in fiscal 1996, and 10% in fiscal 1995. Staffing increases for the interconnect business, as well as professional fees and travel costs associated with the Company's joint ventures in China, account for the 1997 increase in expenses.

	General and Administrative Expenses. Gross general and administrative expenses increased $1.4 million, or 27%, to $6.8 million in fiscal 1997 and $836,000, or 18%, to $5.4 million in fiscal 1996. ARPA credits applied to general and administrative expenses were $265,000, and $663,000 in fiscal years 1996 and 1995. In 1997, no ARPA credits were offset against general and administrative expenses. This resulted in net general and administrative expenses of $6.8 million, $5.1 million, and $3.9 million in fiscal years 1997, 1996, and 1995, respectively.

	The table below shows, for the periods indicated, the Company's general and administrative expenses (in thousands):

	                                    Fiscal Years Ended
                         	August 29,	    August 30,	    September 1,
                            	1997          	1996           	1995
                            	____          	____           	____

	Gross expense              $6,839	        $5,394	         $4,558
	ARPA funding	                   -	         (265)	          (663)
                          		______        	______         	______
	Net expense               	$6,839        	$5,129         	$3,895
                          		======        	======         	======
	Percent of sales            	6.5%          	4.5%	           4.1%

	In 1997, an increase in general and administrative expenses was due to unfavorable currency fluctuations, increased staffing, and related expenditures working to enhance the Company's information technology. Fiscal 1996 expenses reflect increases in professional services, miscellaneous employee benefits, and incentive compensation expense.

	Increases in the Company's general and administrative expenses are expected to continue for two more years. The Company has committed significant resources to completely renewing its information technology systems, converting from mainframe technologies to open-architecture client/server technologies. This strategic change is being driven by anticipated gains from information technology improvements needed to manage the significant growth that lies just ahead. The Company is aware of computer programming problems associated with the "Year 2000" and has selected to install "Year 2000" compliant systems. Therefore the Company will not incur any significant additional costs related to the "Year 2000" problem associated with programming codes existing in obsolete computer systems.

	Research and Development Expenses. Gross research and development expenses increased $1.2 million, or 30%, in fiscal 1997 to $5.2 million. This was on top of a $1.1 million, or 39%, increase in fiscal 1996. ARPA credits applied to research and development expenses were $509,000, $1.3 million, and $611,000 in fiscal years 1997, 1996, and 1995. This resulted in net research and development expenses of $4.7 million, $2.8 million, and $2.3 million in fiscal years 1997, 1996, and 1995, respectively.

	The table below shows, for the periods indicated, the Company's research and development expenses (in thousands):

                                	Fiscal Years Ended
                      	August 29,	   August 30,	   September 1,
                         	1997         	1996	         1995
                        	 ____	         ____	         ____

	Gross expense          	$5,214       	$4,010	       $2,881
	ARPA funding	            (509)	      (1,255)	        (611)
                       		______	       ______       	______
	Net expense            	$4,705       	$2,755       	$2,270
                       		======       	======	       ======
	Percent of sales         	4.5%	         2.4%         	2.4%

	The increase in gross research and development expenses in these periods was due to additional staffing, material testing, travel, and consulting and professional costs supporting the start-up of the Company's Micro Products business and related ARPA consortium milestones. No additional ARPA funding is expected because consortium objectives have been met. Also, the Company does expect its research and development expenses to level off in fiscal 1998 since resources supporting Micro Products are now in place.

	Interest Expense. Gross interest expense increased to $3.0 million in fiscal 1997 from $2.4 million in fiscal 1996, and $2.1 million in fiscal 1995, as the Company increased borrowings to support capital expenditures.

	The following shows a breakdown of interest expense for the fiscal years indicated (in thousands):

                                    	Fiscal Years Ended
                           	August 29,   	August 30,   	September 1,
                              	1997         	1996          	1995
                              	____	         ____	          ____

	Gross interest              	$3,033       	$2,388        	$2,090
	Capitalized interest	       (1,735)	      (1,605)       	(1,215)
	Investment income	                -	        (244)     	        -
                            		______	       ______	        ______
	Net expense                 	$1,298       	$  539        	$  875
                            		======	       ======	        ======
	Percent of sales              	1.2%	          .5%           	.9%

	Capitalized interest increased to $1.7 million in fiscal 1997 from $1.6 million in fiscal 1996 and $1.2 million in fiscal 1995. On November 21, 1995, the Company completed a secondary public offering of common stock from which it received net proceeds of $29.0 million. The net proceeds were used to reduce outstanding indebtedness, with the remainder invested in high-grade, short-term interest-bearing debt securities resulting in investment income of $244,000 in fiscal 1996.

	Income Taxes. The Company's effective tax rate was 34%, 34%, and 28% for fiscal years 1997, 1996, and 1995, respectively. The increase in effective tax rate resulted from the elimination of the research and development tax credits from July 1995 through June 1996 and lower foreign sales corporation (FSC) tax benefits. In 1995, these rates differed from the federal statutory rate primarily because of state income taxes, benefits from research and development credits, and FSC benefits.

Liquidity and Capital Resources -

	Net working capital increased $892,000 in fiscal 1997, resulting in a current ratio of 2.8. This compares with a current ratio of 2.6 in fiscal 1996. Net capital expenditures in fiscal 1997, 1996, and 1995 were $30.7 million, $24.9 million, and $32.2 million, respectively, of which $58 million was for building and equipping the new Longmont manufacturing facility. The remaining capital expenditures were used to expand manufacturing capacity in the Company's laminate materials and flexible interconnect operations as well as to improve corporate information systems. Over the past three fiscal years, the Company has financed its capital expenditures through equity proceeds of $32 million from public offerings of common stock and stock option exercises, $14.3 million from preferred stock, debt financing of $5.5 million, and cash flow from operations of $14.9 million. The Company expects capital expenditures in fiscal 1998 to be approximately $30 million. The Company believes that its cash flow from operations, funds available under its current revolving credit agreement, and additional preferred stock proceeds will be sufficient to meet its operating and investment needs through fiscal 1998.

	During fiscal 1997, the Company had a $35.0 million revolving credit agreement, secured by the Company's inventories, accounts receivable, real estate, and equipment. Commitment fees are charged at 0.25% of the unused portion of the line of credit. Interest accrues at rates based on the prime or LIBOR rates. During fiscal 1997, the weighted average interest rate under revolving credit agreements was 8.4%. As of August 29, 1997, borrowings were $32.5 million at a weighted average interest rate of 8.42% and $2.5 million was unused and available. The revolving credit agreement expires December 31, 1998.

	During fiscal 1997, the Company obtained a separate revolving note for up to $12.0 million from the Company's lenders. Except for expiring on December 31, 1997, all terms and conditions of this "extended" facility are the same as those of the primary revolving facility. No borrowings were outstanding under this extended facility as of August 29, 1997, and $12.0 million was available. During fiscal 1997, maximum borrowings under both notes were $44.0 million.

Preferred Stock -

	On August 28, 1997, the Company entered into an agreement with five qualified investors for the issuance of $30 million of 5% cumulative
convertible preferred stock.  	As of August 29, 1997, the Company had issued
15,000 shares of Series B cumulative convertible preferred stock with a stated
value of $1,000 per share for a total of $15 million.  	The Company has an
option to issue 15,000 additional shares of cumulative convertible preferred
stock (Series C) for an additional $15 million.  	Both series of preferred
stock are convertible to common stock and carry a 5% cumulative dividend, payable upon conversion and payable in common stock or cash, at the Company's option.  The preferred stock conversion price is the lower of 110% of the five-day average closing price of the Company's common stock preceding the issuance of the preferred shares ($25.34), or the average of the lowest consecutive five-day closing price on the common stock in the 30-day period
immediately prior to conversion. 	The maximum conversion price on the Series C
preferred stock will be computed at the closing of the second tranche.
Holders of the preferred stock may convert to common stock of the Company at any time, subject to certain limitations. Under certain circumstances, the
Company may require the holders to convert to common stock.  Under certain
circumstances, the Company may elect to redeem the preferred stock.  	Along
with the Series B preferred stock, the investors received warrants to purchase
67,812 additional common shares at $27.65 per share.  These warrants expire on
August 27, 2000.

Financial Derivatives -

	The Company has foreign currency risks from certain international sales. Major contracts have "risk-sharing" arrangements with the customer, allowing repricing in the event of long-term and/or significant foreign currency fluctuations.

	To deal with short-term fluctuations, the Company will use a variety of hedging techniques, including financial derivatives, to prudently reduce, but not eliminate, its exposure to foreign currency fluctuations. The Company expects its foreign currency exposure to increase during fiscal 1998 and may increase its hedging activities accordingly.

New Accounting Pronouncements -

	In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share"
(SFAS 128). SFAS 128 changes the standards for computing and presenting earnings per share (EPS) and supersedes Accounting Principles Board Opinion
No. 15, "Earnings per Share." SFAS 128 simplifies the standards for computing earnings per share and replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. The Company will adopt SFAS 128 beginning in the second quarter of fiscal 1998.

	Following is the pro forma effect of adoption of SFAS 128 on the Company's earnings per share:

                                   	Fiscal Years Ended
                         	August 29,   	August 30,   	September 1,
                            	1997	         1996	          1995
	                            ____         	____	          ____

	Primary EPS               	$(.89)        	$ .55	         $ .45
	Effect of SFAS 128	             -	          .02	           .02
                          		______       	______	        ______
	Basic EPS                 	$(.89)        	$ .57	         $ .47
                          		======	       ======	        ======

	Fully diluted EPS         	$(.89)	        $ .55	         $ .45
	Effect of SFAS 128	             -	            -	             -
                          		______	       ______	        ______
	Diluted EPS               	$(.89)	        $ .55	         $ .45
                          		======       	======	        ======

	During 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board
Opinion No. 25 (APB 25). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted.

	The Company has elected to account for its stock-based compensation plans under APB 25 and the pro forma disclosures are contained in Footnote 5 to the financial statements.

Cautionary Statement -

	Statements included in this management's discussion and analysis of financial condition and results of operations, in the letter to shareholders, elsewhere in this Form 10-K, in the Company's annual report, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and oral statements made with the approval of an authorized executive officer that are not historical, or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain risks and uncertainties could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual financial performance and cause it to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to begin volume production at its Micro Products facility is dependent upon final qualification by the Company's customers and, in some cases, their customers, of ViaThin as well as the ability of its production equipment to produce sufficient quantities of product at acceptable quality levels; (ii) delays in achieving full volume production at the Micro Products facility will have a material adverse impact on the Company's results of operations; (iii) a general downturn in the automotive market, the Company's principal market, could have a material adverse effect on the demand for the electronic components supplied by the Company to its customers; (iv) the company's ability to continue to make significant capital expenditures for equipment, expansion of operations, and research and development is dependent upon funds generated from operations and the availability of capital from other sources; and (v) the extremely competitive conditions that currently exist in the automotive and datacommunications markets are expected to continue, including development of new technologies, the introduction of new products, and the reduction of prices. The foregoing list should not be construed as exhaustive and the company disclaims any obligation subsequently to revise any forward-looking statements to reflect the events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
________________________________________________

	No applicable.

Item 8.  Financial Statements and Supplementary Data
_________________________________________________

	The Consolidated Financial Statements are listed under Item 14 of this report. Unaudited quarterly financial data for fiscal 1996 and 1997 is set forth in Note 11 to the Consolidated Financial Statements included with this report.

Item 9.  Changes in and Disagreements with Accountants
_________________________________________________

	None

PART III

Pursuant to General Instruction G(3) Registrant omits Part III, Items 10 (Directors and Executive Officers of Registrant), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management) and 13 (Certain Relationships and Related Transactions), except that portion of Item 10 relating to Executive Officers of the Registrant, which is set forth in
Part I of this report as a definitive proxy statement will be filed with the Commission pursuant to Regulation 14(a) within 120 days after August 29, 1997, and such information required by such items is incorporated herein by reference from the proxy statement.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
____________________________________________________


(a)	Documents filed as a part of the report:
                                                             	Form 10-K
                                                           	Page Reference
1.  Consolidated Financial Statements

	Index to Consolidated Financial Statements		                  		F-1

	Report of Independent Public Accountans	                        F-2

	Consolidated Statements of Operations for the Fiscal
	Years Ended August 29, 1997, August 30, 1996, and
	September 1, 1995                                              	F-3

	Consolidated Balance Sheets as of August 29, 1997,
	and August 30, 1996                                            	F-4

	Consolidated Statements of Changes in Shareholders'
	Investment for the Fiscal Years August 29, 1997,
	August 30, 1996, and September 1, 1995	                         F-5

	Consolidated Statements of Cash Flows for the Fiscal
	Years Ended August 30, 1996, September 1, 1995 and
	September 2, 1994                                              	F-6

	Notes to Consolidated Financial Statements                     	F-7

2.	Consolidated Financial Statement Schedules
                                                           		Form 10-K
                                                   Description	Page Reference

	Schedule II - Valuation and Qualifying Accounts               	S-1

(b)	Reports on Form 8-K

	Form 8-K filed September 10, 1997, reporting Item 5 (sale of preferred stock).

(c)	Exhibits and Exhibit Index

Exhibit No.	Description
___________	______________

3.1	        Amended and Restated Articles of Incorporation, incorporated
           	by reference from exhibit 3.1 of the Registrant's Form 10-Q for the quarter ended December 2, 1994.

3.2       	 Bylaws, as amended, incorporated by reference from Exhibit 3.2
           	of the Registrant's Registration Statement on form S-2 (File No. 33-79266).

4.1        	Stock Purchase Agreement Relating to Purchase of Sheldahl
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

4.3        	Rights Agreement dated as of June 16, 1996 between the Company
           	and Norwest Bank Minnesota, N.A., is incorporated by reference to Exhibit 1 to the Company's Form 8-A dated June 20, 1996.

4.4        	Convertible Preferred Stock Purchase Agreement dated August
           	27, 1997, among the Registrant and Southbrook International investments, Ltd., HBK Cayman LP, HBK Offshore Fund Ltd., and Brown Simpson Strategic Growth Fund LP, incorporated by reference from Exhibit 4.1 of the Registrant's
           	Form 8-K filed September 10, 1997.

4.5        	Certificate of Designation, Preferences and Rights of Series B
           	Convertible Preferred Stock dated August 27, 1997, incorporated by reference from Exhibit 4.2 of the Registrant's Form 8-K filed September 10, 1997.

4.6        	Form of Warrant dated August 25, 1997, incorporated by
           	reference from Exhibit 4.3 of the Registrant's Form 8-K filed September 10, 1997.

4.7        	Registration Rights Agreement dated August 27, 1997, among the
           	Registrant and Southbrook International investments, Ltd., HBK Cayman LP, HBK Offshore Fund Ltd., and Brown Simpson Strategic Growth Fund LP, incorporated by reference from Exhibit 4.4 of the Registrant's Form 8-K filed September 10, 1997.

10.1       	1987 Stock Option Plan, incorporated by reference from Exhibit
            10.1 of the Registrant's Form 10-K for the fiscal year ended
           	August 27, 1993.

10.2	       1994 Stock Option Plan, as amended, incorporated by reference
           	from Exhibit 4.1 of the Registrant's Form S-8 dated September 9, 1997 (File No. 333-36267).

10.3	       Consulting Agreement dated August 17, 1988 between James S.
           	Womack and Sheldahl, Inc. incorporated by reference from
           	Exhibit 10.2 of the Registrant's Form 10-K for the fiscal year ended August 27, 1993.

10.4	       Form of Employment (change of control) Agreement for Executive
           	Officers of the Registrant, incorporated by reference from
           	Exhibit 10.4 of the Registrant's Form 10-K for the fiscal year ended August 30, 1996.

10.5       	Employment (change of control) Agreement between James E.
           	Donaghy and the Registrant dated March 1, 1988, as amended August 21, 1996, incorporated by reference from Exhibit 10.5 of the Registrant's Form 10-K for the fiscal year ended August 30, 1996.

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

10.21      	Articles of Collaboration dated November 30, 1993 for the MCM-
           	L Consortium, incorporated by reference from Exhibit 10.5 of the Registrant's Form 10-Q for the quarter ended February 25, 1994.

10.22	      Joint Marketing Agreement dated June 14, 1995 between the
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

10.30	      Articles of Collaboration dated March 17, 1995 for the Plastic
           	Packaging Consortium incorporated by reference from Exhibit
           	10.30 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.

10.31      	License Agreement dated June 20, 1994 between Sidrabe and
           	Registrant incorporated by reference from Exhibit 10.31 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.

10.32      	Amendment One to License Agreement dated September 14, 1994
           	between Sidrabe and Registrant incorporated by reference from
           	Exhibit 10.32 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.

10.33      	Fourth Amendment to Amended and Restated Credit and Security
            Agreement dated January 29, 1996, among the Registrant,
           	Norwest Bank Minnesota, N.A., Harris Trust and Savings Bank, and NBD Bank, N.A., incorporated by reference from Exhibit
           	10.2 of the Registrant's Form 10-Q for the quarter ended March 3, 1995.

10.34	      Fifth Amendment to Amended and Restated Credit and Security
           	Agreement dated March 1, 1996, among the Registrant, Norwest Bank Minnesota, N.A., Harris Trust and Savings Bank, and NBD Bank, N.A., incorporated by reference from Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended March 3, 1995.

10.35	      Sixth Amendment to Amended and Restated Credit and Security
           	Agreement dated November 1, 1996, among the Registrant, Norwest Bank Minnesota, N.A., Harris Trust and Savings Bank, and NBD Bank, N.A., incorporated by reference from Exhibit
           	10.2 of the Registrant's Form 10-Q for the quarter ended March 3, 1995.

10.36	      Seventh Amendment to Amended and Restated Credit and Security
           	Agreement dated April 4, 1997, among the Registrant, Norwest Bank Minnesota, N.A., Harris Trust and Savings Bank, and NBD Bank, N.A., incorporated by reference from Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended March 3, 1995.

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

Dated:  November 10, 1997	SHELDAHL, INC.

		By:/s/James E. Donaghy
			James E. Donaghy
			Chief Executive Officer

		By:/s/Edward L. Lundstrom
			Edward L. Lundstrom
			President

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

By	/s/James S. Womack	                 Chairman of the Board and Director
	James S. Womack

By	/s/James E. Donaghy	                Chief Executive Officer and
	James E. Donaghy	                     Director
                                      	(principal executive officer)

By	/s/Edward L. Lundstrom	             President
	Edward L. Lundstrom

By	/s/John V. McManus	                 Vice President - Finance
	John V. McManus                       (principal financial and
                                     		accounting officer)

By	/s/John G. Kassakian	               Director
	John G. Kassakian

By	/s/Gerald E. Magnuson	              Director
	Gerald E. Magnuson

By	/s/William B. Miller	               Director
	William B. Miller

By	/s/Kenneth J. Roering	              Director
	Kenneth J. Roering

By	/s/Richard S. Wilcox	               Director
	Richard S. Wilcox

By	/s/Beekman Winthrop	                Director
	Beekman Winthrop

Index to Consolidated Financial Statements


Report of Independent Public Accountants                          	F-2

Consolidated Balance Sheets as of August 29, 1997, and
August 30, 1996                                                   	F-3

Consolidated Statements of Operations for the Fiscal Years
Ended August 29, 1997, August 30, 1996, and September 1, 1995	     F-4

Consolidated Statements of Changes in Shareholders' Investment
for the Fiscal Years Ended August 29, 1997, August 30, 1996,
and September 1, 1995	                                             F-5

Consolidated Statements of Cash Flows for the Fiscal Years
Ended August 29, 1997, August 30, 1996, and September 1, 1995     	F-6

Notes to Consolidated Financial Statements	                        F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Sheldahl, Inc.:

	We have audited the accompanying consolidated balance sheets of Sheldahl, Inc. (a Minnesota corporation) and Subsidiary as of August 29, 1997, and August 30, 1996, and the related consolidated statements of operations, changes in shareholders' investment and cash flows for each of the three fiscal years in the period ended August 29, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sheldahl, Inc. and Subsidiary as of August 29, 1997, and August 30, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended August 29, 1997, in conformity with generally accepted accounting principles.

	Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.
                                     								ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
  November 19, 1997

Sheldahl, Inc. and Subsidiary
Consolidated Balance Sheets
(in thousands, except share and per share data)
Assets
                                          	August 29,	     August 30,
                                             	1997	           1996

Current assets:
	Cash and cash equivalents                	$   5,567        	$  904
	Accounts receivable, net of allowances
		of $225 in 1997 and $244 in 1996	           15,880        	21,091
	Inventories                                 	13,078        	11,525
	Deferred taxes                                 	765         	1,660
	Prepaid expenses and other current assets	      406	           390
                                           			______	        ______
		Total current assets                      	 35,696	        35,570
                                           			______	        ______

Plant and equipment:
	Land and buildings	                          26,467        	24,718
	Machinery and equipment                    	112,071        	64,754
	Construction in progress                    	19,303        	37,650
	Accumulated depreciation                 	 (57,036)	      (47,630)
                                           			______        	______

		Net plant and equipment                  	 100,805     	   79,492
                                           			______        	______

Deferred taxes	                                2,187	             -
                                           			______        	______

Other assets	                                    679	           825
                                           			______	        ______

                                         			$139,367      	$115,887
                                           			======	        ======

Liabilities and Shareholders' Investment
Current liabilities:
 	Current maturities of long-term debt       	$  818       	$  466
	Accounts payable                             	7,309	        9,824
	Accrued salaries                             	1,606        	1,390
	Other accrued liabilities	                    3,020	        1,839
                                           			______	       ______

		Total current liabilities                 	 12,753	       13,519
                                           			______	       ______

Long-term debt	                               40,869        21,858
                                           			______	       ______

Other non-current liabilities               	  2,813	        2,269
                                           			______	       ______

Deferred taxes	                                    -	        2,904
                                           			______       	______

Commitments and contingencies
  (Notes 4, 5, 6 and 8)                           	-	            -
Shareholders' investment:
	Preferred stock, $1 par value, 500,000
  shares authorized; Series B convertible
  preferred, 15,000 shares issued and
  outstanding(stated value $15 million)         	15	            -
	Common stock, $.25 par value, 20,000,000
  shares authorized; 9,031,371 and
  8,912,695 shares outstanding               	2,258	        2,228
	Additional paid-in capital                 	66,923	       51,404
	Retained earnings	                          13,736    	   21,705
                                          			______	       ______

		Total shareholders' investment	            82,932	       75,337
                                          			______	       ______

                                        			$139,367	     $115,887
                                         			=======	      =======

The accompanying notes are an integral part of these consolidated balance sheets

Sheldahl, Inc. and Subsidiary
Consolidated Statements of Operations
(in thousands, except per share data)


                                     	For The Fiscal Years Ended
                                	August 29,	   August 30,	   September 1,
                                   	1997	         1996	         1995

Net sales	                        $105,266     	$114,120	      $95,216

Cost of sales	                      94,933	       89,171	       74,752
                                   	______	       ______	       ______

Gross profit	                       10,333	       24,949	       20,464
                                   	______	       ______	       ______

Expenses:
   Sales and marketing              	9,560	        9,254	        9,090
   General and administrative       	6,839	        5,129        	3,895
   Research and development         	4,705	        2,755	        2,270
   Interest	                         1,298	          539	          875
                                   	______	       ______	       ______

      Total expenses	               22,402	       17,677	       16,130
                                   	______	       ______	       ______


Income (loss) before income taxes 	(12,069)       	7,272        	4,334

Provision (benefit) for income
  taxes	                            (4,100)	       2,500	        1,200
                                    	______	      ______	       ______


Net income (loss)                 	$(7,969)     	$ 4,772      	$ 3,134
                                   	=======     	=======	      =======

Net income (loss) per common
  share                           	$  (.89)     	$   .55      	$   .45
                                  		=======	     =======      	=======

Weighted average common shares and
  common share equivalents
  outstanding	                        8,967	       8,686	        6,925
                                  		=======	     =======	      =======

The accompanying notes are an integral part of these consolidated financial statements.

Sheldahl, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Investment


                                          	For The Fiscal Years Ended
(in thousands, except share data)     	August 29, 	 August 30,  	September 1,
                                         	1997        	1996	         1995

Series B Convertible Preferred Stock:
	Balance at beginning of period       	 $     -	      $     -	      $     -
	Proceeds from stock issuance	               15	            -	            -
                                       		______	       ______	       ______
	Balance at end of period                   	15            	-            	-

Common Stock:
	Balance at beginning of period          	2,228        	1,708       	1,648
	Exercise of stock options                  	30	           17          	60
	Proceeds from stock issuance	                -	          503	           -
                                       		______	       ______	      ______
	Balance at end of period                	2,258        	2,228       	1,708

Additional Paid-In Capital:
	Balance at beginning of period         	51,404	       22,311	      21,035
	Exercise of stock options               	1,234          	599       	1,276
	Net proceeds from stock issuance       	14,285       	28,494	           -
                                       		______ 	      ______	      ______
	Balance at end of period               	66,923       	51,404	      22,311

Retained Earnings:
	Balance at beginning of period         	21,705       	16,933      	13,799
	Net income (loss)                     	(7,969)	        4,772	       3,134
                                       		______	       ______	      ______
	Balance at end of period              	 13,736	       21,705	      16,933
                                       		______	       ______      	______

Total Shareholders' Investment         	$82,932	      $75,337	     $40,952
                                       		======	       ======	      ======

The accompanying notes are an integral part of these consolidated financial statements.

Sheldahl, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(in thousands)

	                                          For The Fiscal Years Ended
                                     	August 29,  	August 30,  	September 1,
                                        	1997	        1996	        1995

Operating activities:
	Net income (loss)                   	$ (7,969)	    $ 4,772     	$ 3,134
	Adjustments to reconcile net
	  income to Net cash provided
	  by operating activities:
		Depreciation and amortization         	10,650      	6,783       	4,845
		Deferred income taxes                	(4,196)	      1,846	       1,008
	Net change in other operating
	  activities:
		Accounts receivable                    	5,211    	(3,454)     	(3,174)
		Inventories                          	(1,553)        	984	     (1,941)
		Prepaid expenses and other
	 	  current assets	                       (16)	        342	       (254)
		Other assets                             	146        	734	       (635)
		Accounts payable and
		  accrued liabilities                	(1,118)      	(708)       	(481)
		Other non-current
		  liabilities	                            544	      (414)	       (188)
                                      			______	     ______	      ______
	Net cash provided by operating
	   activities	                           1,699	     10,885	       2,314
                                      			______	     ______	      ______

Investing activities:
	Capital expenditures, net            	(30,729)    	(24,920)    	(32,182)
	Net cash flow used in
	  discontinued operation	                    -	           -   	    (489)
                                     	 		______	      ______	      ______

	Net cash used in investing
	  activities                         	(30,729)    	(24,920)    	(32,671)
                                      			______	      ______	      ______

Financing activities:
	Net borrowings (repayments)
	  under revolving credit
	  facility                             	17,275    	(15,290)      	10,533
	Proceeds from long-term debt            	1,452           	-	      23,466
	Repayments of long-term debt            	(598)       	(429)     	(5,941)
	Net proceeds from common stock	              -	      28,997	           -
	Net proceeds from convertible
	  preferred stock                      	14,300	           -	           -
	Net proceeds from stock option
	  exercises	                             1,264	         616	       1,336
                                      			______	      ______	      ______

 		Net cash provided by
		  financing activities	                33,693	      13,894	      29,394
                                      			______	      ______	      ______

Net increase (decrease) in cash
  and cash equivalents	                   4,663    	   (141)	       (963)
                                      			______	      ______	      ______

Cash and cash equivalents at
  beginning of period	                      904	       1,045     	  2,008
                                      			______	      ______	      ______

Cash and cash equivalents at
  end of period                         	$5,567      	$  904      	$1,045
                                      			======	      ======	      ======

Supplemental cash flow information:
	Interest paid                          	$3,078	      $2,221	      $2,204
                                      			======	      ======	      ======
	Income taxes paid (refunded)           	$ (68)      	$  131      	$  114
                                      			======	      ======	      ======

The accompanying notes are an integral part of these consolidated financial statements.

Sheldahl, Inc. and Subsidiary
Notes to Consolidated Financial Statements

(1)	 Business Description and Fiscal Year:

	Sheldahl, Inc. (the Company) creates thin, flexible laminates and markets these products worldwide. The Company's laminates are of two types, adhesive-based tapes and materials, and its patented adhesiveless material, Novaclad. From these materials, Sheldahl also fabricates high-value derivative products: single- and double-sided interconnect and semiconductor substrates.

(2)	Summary of Significant Accounting Policies:

	Basis of Presentation -

	The consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles and include the accounts of the Company and its subsidiary. All significant intercompany accounts have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

	Significant Customers -

	The Company's two largest customer accounted for sales of $12,052,000 and $11,143,000 in 1997, $15,549,000 and $13,944,000 in 1996 and $15,053,000
and $6,167,000 in 1995. No other customers accounted for more than 10% of net sales.

	Export Sales -

	The Company had export sales of $15,040,000 in 1997, $11,968,000 in 1996, and $11,100,000 in 1995.

	Revenue Recognition -

	The Company recognizes revenue principally as products are shipped. In addition, the Company grants credit to customers and generally does not require collateral or any other security to support amounts due.

	Inventories -

	Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out (FIFO) method. Cost include the cost of materials, direct labor, and applicable manufacturing overhead. During the fourth quarter of fiscal 1996, the Company changed its method of accounting for inventories from the last-in, first-out (LIFO) method to the FIFO method. Management believes that the change in accounting for inventories is preferable because it will more accurately measure operating results by reflecting the effect of productivity improvements in cost of sales. The impact of the change was not material to the Company.

	The components of inventories are as follows (in thousands):

                                 	August 29,     	August 30,
                                    	1997           	1996
                                    	____            	____

		Raw material	                    $ 3,069         	$ 2,599
		Work-in-process                   	6,484           	5,572
		Finished goods	                    3,525       	    3,354
                                 			______	          ______
 		Total	                          $13,078	         $11,525
                                 			======          	======

	Plant and Equipment -

	Plant and equipment are stated at cost and include expenditures that increase the useful lives of existing plant and equipment. The cost of major plant and equipment additions includes interest capitalized during the acquisition period. Interest capitalized totaled $1,735,000 in 1997, $1,605,000 in 1996, and $1,215,000 in 1995. Maintenance, repairs and minor renewals are charged to operations as incurred. When plant and equipment are disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in the results of operations.

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

	Earnings Per Share -

	Earnings per share is computed based on the weighted average number of common and equivalent shares outstanding during each period presented, as applicable.

	New Accounting Pronouncement -

	In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share"
(SFAS 128). SFAS 128 changes the standards for computing and presenting earnings per share (EPS) and supersedes Accounting Principles Board Opinion
No. 15, "Earnings per Share." SFAS 128 simplifies the standards for computing earnings per share and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic
EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS 128 requires restatement of all prior-period EPS data presented. The Company will adopt SFAS 128 beginning in the second quarter of fiscal 1998.

	Following is the pro forma effect of adoption of SFAS 128 on the Company's earnings per share:

                                          	Fiscal Years Ended
                               	August 29,    	August 30,    	September 1,
                                  	1997	          1996	           1995
                                  	____	          ____	           ____

	Primary EPS as reported        	$ (.89)        	$  .55         	$  .45
	Effect of SFAS 128	                   -	           .02	            .02
                                		______	        ______	         ______
	Basic EPS                      	$ (.89)	        $  .57         	$  .47
                                		======	        ======         	======

	Fully diluted EPS              	$ (.89)        	$  .55         	$  .45
	Effect of SFAS 128	                   -	             -	              -
                                		______	        ______	         ______
	Diluted EPS	                    $ (.89)        	$  .55         	$  .45
                                		======	        ======	         ======

	Reclassifications -

	Reclassifications of certain prior period balances have been made to conform with the current method of presentation.

(3)	Financing:

	Long-term debt consisted of the
 following (in thousands):
                                                  	August 29,    	August 30,
                                                     	1997          	1996
                                                     	____	          ____

Revolving credit agreement                          	$32,519      	$15,243

Note payable to insurance company, secured
 by real estate mortgage.  Interest at 8.3%
 with monthly payments of $52, Including
 principal and interest remaining balance due
 September 1, 2002                                    	5,383       	5,555

Capitalized lease obligation payable to an
 investment company secured by computer
 equipment and software.  Interest at 10.17%
 with monthly payments of $40, including principal
 and interest through July 2002                       	1,870           	-

Capitalized lease obligation payable to a bank,
 secured by computer, communications equipment
 and related software. interest at 7.8% with
 monthly payments of $14, including principal
 and interest through October 2003                      	690           	-

Note payable to Economic Development Agency,
 secured by $825 standby letter of credit,
 interest at 2.0% with monthly payments of
 $9, including principal and interest,
 remaining balance due October 1998                     	624	          728

Other	                                                   601	          798
                                                     	______	       ______
                                                     	41,687	       22,324
Less-current maturities	                               (818)     	   (466)
                                                     	______	      _______
                                                    	$40,869	      $21,858
                                                     	======	       ======

	The Company has a $35.0 million revolving credit agreement, secured by the Company's inventories, accounts receivable, real estate, and equipment. Commitment fees are charged at 0.25% of the unused portion of the line of credit. Interest rates are based on the prime or LIBOR rates. During fiscal 1997, the weighted average interest rate under this agreement was 8.4%. As of August 29, 1997, borrowings were $32.5 million at a weighted average interest rate of 8.42% and $2.5 million was unused and available. The revolving credit agreement expires December 31, 1998.

	During fiscal 1997, the Company obtained a separate revolving note for up to $12.0 million from the Company's lenders. Except for expiring on December 31, 1997, all terms and conditions of this "extended" facility are the same as those of the primary revolving facility. No borrowings were outstanding under this extended facility as of August 29, 1997, and $12.0 million was available. During fiscal 1997, the maximum borrowings under both notes were $44.0 million.

	The Company's debt agreements contain various restrictive covenants which, among other things, require the Company to maintain defined consolidated net worth levels, financial ratios and minimum coverage ratios, and call for the pledging of certain assets. These agreements also restrict additional indebtedness, capital expenditures and cash dividends. The Company was in compliance with these covenants for the fiscal year ended August 29, 1997.

	Future maturities of debt are as follows (in thousands):

	Fiscal 1998                  	$    818
	Fiscal 1999                    	33,761
	Fiscal 2000                       	737
	Fiscal 2001                       	807
	Fiscal 2002                       	853
	Thereafter	                      4,711
                              		_______
                              		$41,687
                              		=======

(4)	Preferred Stock:

	On August 28, 1997, the Company entered into an agreement with five qualified investors for the issuance of $30 million of 5% cumulative convertible preferred stock. As of August 29, 1997, the Company had issued 15,000 shares of Series B cumulative convertible preferred stock with a stated value of $1,000 per share for a total of $15 million. The Company has an option to issue 15,000 additional shares of cumulative convertible preferred stock (Series C) for an additional $15 million. Both series of preferred stock are convertible to common stock and carry a 5% cumulative dividend, payable upon conversion and payable in common stock or cash, at the Company's option. The preferred stock conversion price is the lower of 110% of the five-day average closing price of the Company's common stock preceding the issuance of the preferred shares ($25.34), or the average of the lowest consecutive five-day closing price on the common stock in the 30-day period immediately prior to conversion. The maximum conversion price on the Series C preferred stock will be computed at the closing of the second tranche.
Holders of the preferred stock may convert to common stock of the Company at any time, subject to certain limitations. Under certain circumstances, the Company may require the holders to convert to common stock. Under certain circumstances, the Company may elect to redeem the preferred stock. Along with the Series B preferred stock, the investors received warrants to purchase 67,812 additional common shares at $27.65 per share. These warrants expires on August 27, 2000.

(5)	Stock Based Compensation:

	The shareholders of the Company have approved stock option plans (the Plans) for officers, other full-time key salaried employees, and non-employee directors of the Company to reward outstanding performance and enable the Company to attract and retain key personnel. Under the Plans, options are granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant and are generally exercisable for five or ten years. The Plans also provide for automatic grants of 2,000 non-qualified stock options to each non-employee director of the Company on the date that each such director is elected or re-elected to the Board of Directors, and expire, to the extent not already exercised, thirty days after termination of service as a Director. As of August 29, 1997, the Plans authorize the future granting of options to purchase up to 176,000 shares of common stock.

	Stock option transactions during 1995, 1996 and 1997 are summarized as follows:

                                          	Shares       	Price per Share
                                         	 ______	       _______________

	Outstanding at September 2, 1994	         755,977      	$4.875 to $12.000
		Granted                                  	84,777      	$13.000 to $16.500
		Exercised                             	(271,046)      	$5.000 to $12.000
                                       			________

	Outstanding at September 1, 1995	         569,708      	$4.875 to $16.500
		Granted                                 	475,090	      $16.500 to $22.125
		Exercised                              	(68,888)	      $4.875 to $16.500
		Lapsed	                                  (5,000)      	$18.375
                                       			________

	Outstanding at August 30, 1996           	970,910      	$5.000 to $22.125
		Granted                                 	424,049     	 $15.375 to $22.000
		Exercised                             	(119,103)	      $5.00 to $22.125
		Lapsed	                                 (87,076)      	$15.375 to $22.125
                                       			________

	Outstanding at August 29, 1997         	1,188,780	      $5.000 to $22.125
	                                       		========

	Options exercisable were 669,562 as of August 29, 1997, 569,660 as of August 30, 1996, and 391,931 as of September 1, 1995.

The options outstanding as of August 29, 1997, expire five or ten years after the grant date as follows:

                       		Number of Options
Fiscal Years	               That Expire
____________             	______________

	1998                        	8,729
	1999                       	22,000
	2000                       	27,412
	2001                       	49,718
	2002                      	100,000
	2003                       	56,524
	2004                      	107,488
	2005                       	58,474
	2006                      	345,000
	2007                      	413,435

	During 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board
Opinion No. 25 (APB 25). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted.

	The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all stock options granted during 1997 and 1996 using the Black-Scholes option pricing model as prescribed by SFAS 123, using the following weighted average assumptions:

                                        	Fiscal Years Ended
                                 	 	August 29,	         August 30,
                                     		1997               	1996
                                     		____	               ____

	Risk-free interest rate          	6.21 - 6.63%       	5.50 - 6.61%
	Expected lives                        	7 years	      4.5 - 7 years
	Expected volatility            	48.75 - 65.44%     	45.45 - 51.46%

	Using the Black-Scholes methodology, the total value of stock options granted during 1997 and 1996 was $4,958,000 and $5,608,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically ranging from six months to four years). The weighted average fair value of options granted during 1997 and 1996 was $11.96 per share and $11.93 per share, respectively.

	If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                          	Fiscal Years Ended
                              	August 29, 1997	            August 30, 1996
(in thousands,
 except per share data)   	As Reported  	Pro Forma    	As Reported  	Pro Forma
	                          ___________  	_________	    ___________	  _________

Net income (loss)          	$ (7,969)   	$ (9,887)	      $ 4,772	     $ 4,224
Earnings (loss) per share  	$   (.89)	   $  (1.10)      	$   .55	     $   .49

	The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to September 1, 1995, and additional awards are anticipated to be granted in future years.

(6)	Commitments and Contingencies:

	Lease Commitments -

	The Company has non-cancelable operating lease commitments for certain manufacturing facilities and equipment which expire at various dates through 2002. Minimum rent commitments under operating leases are $2,497,000 in 1998 and 1999, $1,351,000 in 2000, $369,000 in 2001, and $13,000 in 2002. In
accordance with the terms of the lease agreements, the Company is required to pay maintenance and property taxes related to the leased property. Operating lease expense was $2,721,000 in 1997, $2,353,000 in 1996, and $2,394,000 in
1995.

	During 1997, the Company entered into various capital lease arrangements for the purchase of certain communication and computer equipment and related software totaling $2.7 million. Amortization expense relating to these capital leases was $140,000 in 1997. The following is a schedule by year of future gross minimum capital lease payments (in thousands):

	Fiscal 1998                        	$   653
	Fiscal 1999                            	653
	Fiscal 2000                            	653
	Fiscal 2001                            	653
	Fiscal 2002                            	653
	Thereafter              	                24
                                    		$3,289
	Less amount representing interest	    (729)
                                    		______

	Present value of net minimum
	capital lease payments              	$2,560
                                    		======

Employment Agreements -

	The Company has employment and consulting agreements with various officers which are renewable in successive one-year terms after August 21, 1999, requiring minimum severance benefits following a change in control of the Company, as defined.

	Litigation -

	The nature of the Company's operations expose it to the risk of certain legal and environmental claims in the normal course of business. Although the outcome of these matters cannot be determined, management believes that final disposition of these matters will not have a material adverse effect on the Company's operating results or financial condition.

(7)	Income Taxes:

	The Company recognizes deferred income tax assets and liabilities based on differences between financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws.

	The provision (benefit) for income taxes consisted of the following (in thousands):

                          	August 29,    	August 30,	    September 1,
                             	1997          	1996           	1995
                             	____	          ____	           ____

	Currently payable	         $     96       	$  654         	$  192
	Deferred	                   (4,196)       	 1,846	          1,008
                           		_______	      _______	        _______
	Provision (benefit)
	  for income taxes        	$(4,100)	       $2,500         	$1,200
                           		=======	      =======	        =======

	A reconciliation from the provision (benefit) for income taxes using the statutory federal income tax rate to the provision (benefit) for income taxes is as follows (in thousands):

                          		August 29,    	August 30,	    September 1,
                             		1997          	1996           	1995
                             		____	          ____	           ____

	Federal statutory rates    	$(4,100)      	$ 2,472         	$1,474
	Tax benefit of foreign
	  sales corporation               	-	        (182)          	(222)
	Research and development
	  tax credits                     	-            	-	          (200)
	State income taxes, net
	  of federal benefit             	96           	90             	37
	Other	                          (96)	          120	            111
                            		_______	      _______	        _______
                           		$(4,100)	      $ 2,500	         $1,200
                            		=======	      =======	        =======

	As of August 29, 1997, the Company had net operating loss carryforwards of $23.2 million and income tax credit carry forwards of approximately $1.0 million that expire through 2012.

	Temporary differences and carryforwards which result in net deferred income tax assets as of August 29, 1997, and August 30, 1996, were as follows (in thousands):

                                          	August 29,     	August 20,
                                             	1997	           1996
                                             	____	           ____
Deferred tax assets:
	Net operating loss carryforwards           	$6,819        	$    102
	Income tax credit carryforwards               	977           	1,309
	Postretirement benefits                       	644	             499
	Deferred compensation                         	630             	411
	Medical reserves                              	247             	170
	Inventories                                   	178             	436
	Vacation reserve                              	155             	126
	Bad debt reserve                               	83             	100
	Other	                                         130	             302
                                         			_______	         _______
	Deferred tax assets                        	 9,863	           3,455
                                         			_______	         _______
Deferred tax liabilities:
	Depreciation	                              (6,706)	         (4,494)
                                         			_______	         _______

Valuation allowance                        	  (205)	           (205)
                                         			_______	         _______

Net deferred taxes                          	$2,952	        $(1,244)
                                        				=======	         =======

	A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has established a valuation allowance for a portion of the net operating loss and income tax credit carryforwards and other items due to the uncertainty related to their ultimate realization.

(8)	Pension and Postretirement Benefits:

	 Defined Benefit Plan -

	The Company sponsors a defined benefit pension plan covering substantially all hourly employees of the Company's Northfield, Minnesota, facility (the Northfield Plan). Pension costs are funded in compliance with the Employee Retirement Income Security Act of 1974. Net periodic pension cost is as follows (in thousands):

                             	August 29,	    August 30,    	September 1,
                                	1997          	1996           	1995
                                	____	          ____	           ____

	Service cost                  	$  177        	$  184         	$  164
	Interest cost on projected
	  benefit obligation             	350           	337            	286
	Return on plan assets          	(341)         	(282)          	(232)
	Net amortization and deferral	     35	            61	             45
                              		______	        ______	         ______
	Net periodic pension cost     	$  221        	$  300         	$  263
                             			======	        ======         	======

Funding information with respect to the Northfield Plan is as follows (in thousands):

                                     	August 29,      	August 30,
                                        	1997	            1996
                                        	____            	____
	Actuarial present value of -
		Vested benefit obligation            	$4,764          	$4,217
                                     			======          	======
		Accumulated benefit obligation       	$4,847          	$4,282
                                     			======	          ======

		Projected benefit obligation         	$4,847	          $4,451
                                     			======          	======

		Plan assets at fair value	            $5,317          	$4,291
                                     			======	          ======

	Projected benefit obligation in excess
	  of (less than) plan assets         	$ (470)          	$  160
	Unrecognized transition amount          	(50)            	(60)
	Unrecognized prior service cost        	(659)           	(715)
	Unrecognized net gain                	  1,400	             915
                                     			______	          ______
	Net pension liability                	$   221          	$  300
                                     			======	          ======

	The accumulated benefit obligation is the actuarial present value of all vested and non-vested benefits for employee service before July 1, 1997. The projected benefit obligation is the accumulated benefit obligation increased to include expected increases in the plan's flat dollar benefit. The projected benefit obligation is determined using an assumed discount rate of 8% in both 1997 and 1996. The assumed long-term rate of return for assets is 8% in both 1997 and 1996. Plan assets consist principally of cash equivalents, bonds, and common stock.

	Employee Savings Plan -

	The Company has an employee savings plan covering all employees who meet certain age and service requirements and who are not participants in the Northfield Plan.

	The Company's contribution to the employee savings plan equals 2% of the participant's salary. The Company also matches participants' voluntary contributions to the plan. This matching contribution is subject to Company earnings on a quarterly basis and is limited to 4.0% of each participant's salary. The Company's expense related to the employee savings plan was $475,000 in 1997, $1,014,000 in 1996, and $900,000 in 1995.

	Postretirement Benefits -

	The Company recognizes expense for the expected cost of providing post retirement benefits other than pensions to its employees. The expected cost of providing these benefits is charged to expense during the years that the employees renders service.

	The Company's plan, which is unfunded, provides medical and life insurance benefits for select employees. These employees, who retire after age 40 with 20 years or more service, have access to the same medical plan as active employees.

	Net periodic postretirement benefit cost is as follows (in thousands):

                             				August 29,     	August 30,
                                				1997           	1996
                                				____	           ____

	Service cost                     	$   35         	$   33
	Interest cost on accumulated
	  benefit obligation	                 71          	   66
                                  		_____	          _____
	Net periodic postretirement
	  benefit cost                    	$ 106	          $  99
                                  		=====	          =====

Funding information related to the Company's plan is as follows (in thousands):

                              				August 29,	     August 30,
                                 				1997	           1996
                                 				____           	____

	Accumulated benefit obligation    	$ 1,756	        $ 1,347
	Plan assets at fair value	               -     	         -
                                   		______	         ______
	Projected benefit obligation in
	  excess of plan assets             	1,756          	1,347
	Unrecognized net gain	                   -     	         -
                                   		______	         ______
	Accrued postretirement benefits   	$ 1,756	        $ 1,347
                                   		======	         ======

	An 11.5% annual rate of increase in the health care cost trend rate was assumed with rates decreasing gradually to 6.0% by 2007, and remaining at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported. Increasing the assumed health care cost trend rate assumption by one percentage point would increase accumulated postretirement benefit obligation by 3.1% and the net periodic postretirement benefit cost by 2.1% each year. The discount rate used in determining the accumulated postretirement benefit obligation was 8% for both 1997 and 1996.

(9)	Consortium for the Development of Multichip Modules:

	On January 10, 1994, the Company entered into a consortium agreement sponsored by the Advanced Projects Research Agency (ARPA), a United States Government Agency. The purpose of the consortium is to accelerate the development and commercialization of the Company's chip-carrier substrates for multi-chip modules (MCMs). As a consortium member, the Company expects to receive approximately $12.2 million in funding through August of 1997 from ARPA to further test, design, and develop the manufacturing processes for the Company's Novaclad-based substrates, which are used in constructing MCMs. The Company incurred $584,000 in fiscal 1997, $3,235,000 in 1996, and $5,030,000 in 1995 in costs related to this project. As of August 29, 1997, substantially all of these costs have been reimbursed by the consortium and the Company will no longer incur costs that will be reimbursed by ARPA.

(10)	Joint Venture:

	In August 1995, the Company entered into various agreements to form a joint venture in Juijiang Jiangxi China with Jiangxi Changjiang Chemical Plant and Hong Kong Wah Hing (China) Development Co., Ltd. Under the agreements, the Company has licensed certain technology to the joint venture and is providing certain technical support. In return, the Company received a 20% ownership interest in the joint venture, $900,000 in cash over a three-year period, subject to completion of certain milestones; and royalties, based upon a percentage of products sold by the joint venture, as defined. The joint venture is being established to manufacture flexible adhesive-based copperclad laminates (Flexbase) and associated cover film tapes in China. Under the terms of the agreements, the joint venture will market these products in China, Taiwan, Hong Kong and Macau. The Company has received $765,000 in cash from the joint venture since its inception.

(11)	Quarterly Results of Operations (Unaudited):

	The consolidated results of operations for the four quarters of 1997 and 1996 are as follows (in thousands, except per share data):

                                            	Fiscal 1997
                               	First	    Second    	 Third	     Fourth
                               	_____     	_____	     _____	     _____

Net sales                     	$24,301   	$26,379   	$27,593   	$26,993
Cost of sales and expenses     	26,934    	28,685    	30,184    	31,532
Loss before income taxes      	(2,633)   	(2,306)   	(2,591)   	(4,539)
Benefit for income taxes	        (900)	     (780)	     (880)  	 (1,540)
                              	_______	   _______	   _______	   _______
Net loss                     	$(1,733)  	$(1,526)	  $(1,711)	  $(2,999)
                              	_______	   _______   	_______	   _______
Net loss per share           	$ (0.19)  	$ (0.17)  	$ (0.19)  	$ (0.33)
                              	=======   	=======   	=======	   =======
Weighted average common shares
  outstanding	                   8,913	     8,956	     8,989	     9,011
                              	=======	   =======	   =======   	=======

                                           			Fiscal 1996
                               	First	     Second	    Third	     Fourth
                               	_____	      _____	    _____      	_____

Net sales                     	$26,097    	$28,954   	$29,690   	$29,379
Cost of sales and expenses	     24,874	     26,630   	 27,589   	 27,755
Income before income taxes      	1,223      	2,324     	2,101     	1,624
Provision for income taxes	        365	        700	       630	       805
                              	_______	    _______	   _______	   _______
Net income                    	$   858    	$ 1,624	   $ 1,471   	$   819
                              	=======	    =======	   =======	   =======
Net income per share          	$   .12    	$   .18   	$   .16   	$   .09
                             		=======    	=======	   =======	   =======
Weighted average common shares
  outstanding                   	7,257      	9,119	     9,199	     9,184
                             		=======	    =======	   =======	   =======

Sheldahl, Inc. and Subsidiary
Schedule II:  Valuation and Qualifying Accounts


Allowance for Doubtful Accounts:

The transactions in the allowance for doubtful accounts for the fiscal years ending September 1, 1995, August 30, 1996, and August 29, 1997 were as follows:

                                       	1995        	1996        	1997
                                       	____	        ____	        ____

Balance, beginning of year           	$200,000    	$267,412	    $243,472

Recoveries (accounts charged
   off), net                       	    67,412   	 (23,940)   	 (18,768)
                                      	_______	     _______	     _______

Balance, end of year                 	$267,412	    $243,472	    $224,704
                                      	=======     	=======	     =======