Form 10-Q
period 1997-11-28
SHELDAHL INC
filed 1998-01-12
CIK 89615

SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

Form 10-Q




(X)		QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	OR

(  )		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended November 28, 1997	Commission File Number:  0-45


	SHELDAHL, INC.
	(exact name of registrant as specified in its charter)



            Minnesota                   	41-0758073
(State or other jurisdiction of	      (IRS Employer Identification Number)
incorporation or organization)




           Northfield, Minnesota                   	55057
(Address of principal executive offices)         	(zip code)



Registrant's telephone number, including area code:  (507) 663-8000


As of January 2, 1998, 9,046,480 shares of the Registrant's common stock were outstanding. Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     YES: X   NO:

PART I: FINANCIAL INFORMATION


SHELDAHL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

                                       	Three Months Ended

                                 	November 28,        	November 29,
(in thousands,
except for per share data)           	1997                 	1996
                                    	_______	             _______


Net sales                          		$28,992	             $24,301
Cost of sales                       	 27,349            	  21,846
                                  			_______	             _______

Gross profit	                          1,643	               2,455
                                  			_______	             _______

Expenses:
Sales and marketing                   	2,400               	2,299
General and administrative            	1,850               	1,580
Research and development	                932               	1,140
Interest	                                513            	      69
                                   		_______	             _______

Total expenses	                        5,695	               5,088
                                    	_______	             _______

Loss before income taxes            	(4,052)             	(2,633)

Benefit for income taxes	              1,375             	    900
                                  			_______	             _______

Net loss                           		(2,677)             	(1,733)

Convertible preferred
stock dividends	                       (187)       	            -
                                  			_______	             _______

Net loss applicable to
common shareholders                	$(2,864)	            $(1,733)
                                  			=======	             =======

Net loss per common share           	$(0.32)             	$(0.19)
                                  			=======	             =======

Weighted average common
shares and common share
equivalents outstanding	               9,038	               8,913
                                  			=======	             =======

SHELDAHL, INC.
CONSOLIDATED BALANCE SHEETS


                           	ASSETS
                                   	unaudited
(In thousands)                    	November 28,          	August 29,
                                      	1997	                 1997
                                    	_______	              _______
Current assets:
Cash and cash equivalents          	$  1,309            	$   5,567
Accounts receivable, net             	16,037               	15,880
Inventories                          	13,362               	13,078
Prepaid expenses and other
  current assets                        	721                  	406
Deferred taxes	                          765	                  765
                                   		_______	              _______
Total current assets               	  32,194	               35,696
                                    	_______	              _______

Construction in process	              24,373	               19,303
Land and buildings                   	27,295               	26,467
Machinery and equipment            	 115,144	              112,071
Less: accumulated
  depreciation                     	(60,966)             	(57,036)
                                   		_______	              _______

Net plant and equipment	             105,846            	  100,805
                                    	_______	              _______

Deferred taxes	                        3,562	                2,187
Other assets	                            604          	        679
                                   		_______	              _______

                                 			$142,206             	$139,367
                                  			=======	              =======

	LIABILITIES AND SHAREHOLDERS INVESTMENT

Current liabilities:
Current maturities of
  long-term debt                    	$  2,331            	$    818
Accounts payable                       	9,054               	7,309
Accrued salaries                       	1,806	               1,606
Other accruals	                         3,400             	  3,020
                                    		_______	             _______
Total current liabilities	             16,591	              12,753
                                    		_______	             _______

Long-term debt	                        42,627             	 40,869
                                    		_______	             _______

Other non-current liabilities	          2,819	               2,813
                                    		_______	             _______

Shareholders investment:
Preferred stock                           	15                  	15
Common stock                           	2,261               	2,258
Additional paid-in capital            	67,021	              66,923
Retained earnings                  	   10,872	              13,736
                                    		_______	             _______

Total shareholders investment	         80,169	              82,932
                                    		_______	             _______

                                    	$142,206            	$139,367
                                     	=======	             =======

SHELDAHL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	                                        	Three Months Ended

(in thousands)                      	November 28,        	November 29,
                                        	1997                	1996
                                       	_______	             _______

Operating activities:
	Net loss                             	$ (2,677)           	$ (1,733)
Adjustments to reconcile
 net income to net cash
 provided by operating activities:
    Depreciation and amortization	         3,945               	2,072
    Deferred income taxes               	(1,375)               	(900)

Net change in other operating
activities:
Accounts receivable                       	(157)               	3,977
Inventories                               	(284)             	(1,300)
Prepaid expenses and other
  current assets	                          (315)               	(256)
Other assets                                 	75	                  45
Accounts payable and accrued
  liabilities                             	1,014	               2,065
Other non-current liabilities	                 6	                  59
                                        	_______	             _______

Net cash provided by
  operating activities                 	     232	               4,029
                                       	 _______	             _______

Capital expenditures, net               	(7,862)	             (9,251)
                                        	_______	             _______

Financing activities:
Borrowings under revolving
  credit facilities, net	                  3,502               	5,682
Repayments of long-term debt              	(231)               	(116)
Proceeds from stock option
  exercises	                                 101            	       -
Dividends paid on preferred stock	             -	                   -
                                        	_______	             _______

Net cash provided by
  financing activities	                    3,372	               5,566
                                        	_______	             _______

Increase (decrease) in cash             	(4,258)	                 344
Cash at beginning of period            	   5,567	                 904
                                        	_______	             _______

Cash at end of period                   	$ 1,309	            $  1,248
                                      			=======	             =======
Supplemental cash flow
information:
Income taxes paid                  	     $     2	             $   195
                                       		=======	             =======
Interest paid                           	$   715	             $   458
                                       		=======	             =======

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


1)	Inventories, which are valued at the lower of first-in first-out cost or market, consists of (in thousands):

                          	November 28, 1997        	August 29, 1997
                           	_______________	         _______________

Raw materials                  	$  3,285               	$  3,069
Work-in-process	                   6,390                  	6,484
Finished goods	                    3,687	                  3,525
                                	_______	                _______
                                	$13,362                	$13,078
                                	=======	                =======

2)  Convertible Preferred Stock.

During the period ended November 28, 1997, the Company had 15,000 shares of Series B Convertible Preferred stock outstanding. This preferred stock,
with a stated value of $15 million, is convertible to 	common stock at
any time at the option of the holders.  The conversion price fluctuates,
subject to a 	maximum, based on the price of the Company's common stock
during the 30 day period immediately 	prior to conversion.  As of November
28, 1997, the conversion price was estimated to be $15.625, 	and if
converted in its entirety, the Series B Preferred Stock would represent
approximately 960,000 	shares of common stock.

In addition, the Company accrued dividends on this preferred stock of
approximately $187,000, which 	are payable in cash or common stock, at the
Company's option, on the date the preferred stock is 	converted into common
stock.

SHELDAHL, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED OPERATING RESULTS AND FINANCIAL CONDITION

Three Months Ended November 28, 1997 and November 29, 1996

Sales
__________

The Company's net sales increased $4.7 million, or 19%, to $29.0 million for the three months ended November 28, 1997, compared to the same period one year ago. The automotive market sales for the three months ended November 29, 1997, had an increase of 23% to $20.3 million. This increase in sales reflects the demand recovery from the labor unrest that affected all of fiscal 1997 automotive market sales.

Sales to the datacom market increased 50% to $3.6 million for the three months ended November 28, 1997. Sales of Novaflex HD accounted for approximately half of the $1.2 million increase. The remainder of the increase in the datacom market is represented by increased sales of Novaclad and other laminated materials plus sales of $224,000 of high density substrates, trade name ViaThin. Sales to all other market reflect normal quarterly demand fluctuations.

Markets		                 Three Months Ended
_______		                  _________________

(in thousands)	           Nov. 28,     	Nov. 29,     	Gross      	%
                           	1997         	1996       	Change    	Change
                          	_______	      _______	     _______	   _______

Automotive                 $20,298	      $16,524     	$ 3,774     	23%
Datacommunications          	3,570        	2,380	       1,190     	50%
Aerospace/Defense           	2,501        	2,357         	144      	6%
Industrial                  	2,040        	1,987          	53      	3%
Consumer	                      583	        1,053	       (470)	   (45%)
                          	_______	      _______	     _______	 _______
                          	$28,992	      $24,301	     $ 4,691	     19%
                          	=======      	=======	     =======	 =======

Gross Profit
__________

Gross profit declined to 6% of sales, or $1.6 million for the three months ended November 28, 1997, compared to the same period one year ago. As reflected in the chart below, the Micro Products business gross loss increased by 150%, or $2.0 million, to $3.3 million. The increase relates primarily to increased depreciation expense. On the other hand, the combined materials and interconnect business units gross profit increased 32% to $5.0 million, or 17%, of sales. The primary reason for the increased gross profit is the increase in sales as explained above.

                       	November 28, 1997           	November 29, 1996
                        	_______________	             _______________

                   	Inter &	    Micro	   Total	   Inter &	    Micro	   Total
                  	Material 	Products 	Company 	Materials 	Products 	Company
                   	______	   ______	   ______	   ______   	______	   ______

Sales              	$28,768	 $   224	  $28,992	  $24,301	   $    0	  $24,301
Cost of sales       	23,780	   3,569	   27,349	   20,510	    1,336	   21,846
Gross profit         	4,988	 (3,345)    	1,643    	3,791  	(1,336)    	2,455
% of sales	             17%     	N/A	       6%	      16%      	N/A      	10%


Sales and marketing expenses increased $101,000, or 4%, from $2.3 million for the three months ended November 29, 1996, to $2.4 million for the three months ended November 28, 1997. Sales and marketing expenses totaled 8% of sales for quarters ended November 28, 1997, and 9% for November 29, 1996.

General and administrative expenses increased $270,000 or 17% from $1.6 million for the three months ended November 29, 1996, to $1.9 million for the three months ended November 28, 1997. The increases were due to a variety of expenses including salaries, consulting, and depreciation primarily incurred to support improved information systems. General and administrative expenses total 6% of sales for the three months ended November 28, 1997, and 6.4% of sales for the three months ended November 29, 1996.

The Company is aware of computer programming problems associated with the year 2000 and has elected to install a new year 2000 compliant system which is expected to be in full use by early fiscal 1999. Therefore, the Company will not incur any significant additional costs related to year 2000 problems associated with certain computer programs.

Research and development expenses decreased $208,000, or 18%, from $1,140,000 for the three months ended November 29, 1996, to $932,000 for the three months ended November 28, 1997. The decrease is a combination of increased salaries and offset by a decline in outside consulting and testing services. Research and development expenses totaled 3.2% of sales for the three months ended November 28, 1997, and 4.7% in sales for the three months ended November 29, 1996.

Interest costs and activities for the noted period are detailed below (three months ended, in thousands):

                            	Nov. 28,    	Nov. 29,
                              	1997        	1996        	Change
                             	_______	     _______	      _______

Gross interest expense	        $  860      	$  481       	$  379
Capitalized interest           	(347)       	(412)           	65
                             	_______	     _______	      _______

Net interest                 	$   513     	$   69 	      $   444
                             	=======	    =======	       =======

During the current quarter, significantly higher borrowings accounted for the increase in gross interest costs. At November 29, 1996, total borrowings were $27.9 million while at November 28, 1997, total borrowings were $45.0 million.

Income taxes were applied at 34% in both periods. Convertible preferred stock dividends were $187,000 for the three months ended November 28, 1997. This is the first quarter that preferred stock dividends were recorded after the preferred stock offering completed in August 1997. As a result, net loss to common shareholders for the three months ended November 28, 1997 was $2.9 million, or $0.32 per share. This compares to a net loss of $1.7 million, or $0.19 per share, for the three months ended November 29, 1996.

Financial Condition
__________

The Company's credit lines totals $47 million. The $12 million facility has been extended to expire on March 31, 1998; $35 million expires on December 31, 1998. Total borrowings as of November 28, 1997, were $36.0 million and $11.0 million was available to the Company. Interest rates on borrowings under these facilities averaged 8.3% on November 28, 1997. The Company is pursuing additional financing, and it is anticipated the revolving credit facility will be restructured and renewed. The current ratio declined from 2.80 at August 29, 1997, to 1.94 at November 28, 1997, reflecting the nearly $2 million of credit facility borrowings recorded as a current liability. The Company has the option, subject to certain conditions, to issue up to $15 million worth of convertible preferred stock (Series C) under the same terms and conditions as the Series B Convertible Preferred. This option expires in May 1998.

New Accounting Pronouncements
_________

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS
128). SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. The Company will adopt SFAS 128 beginning in the second quarter of fiscal 1998.

Following is the pro forma effect of adoption of SFAS 128 on the Company's earnings per share:

                             	November 28, 1997	      November 29, 1996
                              	_______________        	_______________

Primary EPS as reported          	$ (0.32)                	$ (0.19)
Effect of SFAS 128            	          -	                       -
                                  	_______	                 _______

Basic EPS	                        $ (0.32)	                $ (0.19)
                                  	=======	                 =======

Fully diluted EPS                	$ (0.32)                	$ (0.19)
Effect of SFAS 128	                      -	                       -
                                 	 _______	                 _______

Diluted EPS                      	$ (0.32)                	$ (0.19)
                                  	=======                 	=======

Prospective Information
__________

Significant events are currently taking place and will continue to take place during the next several months. The most significant will be the expected production ramp up at the Micro Products business. The Company's ability to generate significant revenues with acceptable production costs will be critical. Failure to do so will result in continued losses from this business unit.

Other Factors
__________

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


Cautionary Statement
__________

The statements included herein which are not historical or current facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. Factors which could cause actual results to differ materially from those anticipated by some of the statements made herein include, but are not limited to, the Company's ability to achieve full volume production at its Micro Products facility and other factors detailed from time to time in the Company's SEC reports, including the report on Form 10-K for the year ended August 28, 1997.

PART II - OTHER INFORMATION

SHELDAHL, INC. AND SUBSIDIARY
FORM 10-Q

Item 6.	Exhibits and Reports on Form 8-K

A)	Exhibits

10.1  Eighth Amendment to Amended and Restated Credit and
Security Agreement dated November 17, 1997, among Norwest
Bank, Harris Bank, NBD Bank and Sheldahl, Inc.

11	Statement regarding computation of earnings per share

27	Financial data schedule

B)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended November 28, 1997.

	SIGNATURES
	__________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHELDAHL, INC.
(Registrant)


Dated:  January 9, 1998         	By	/s/ James E. Donaghy
                                    Chief Executive Officer



Dated:  January 9, 1998         	By	/s/ John V. McManus
                                    Vice President, Finance