Form 10-K/A
period 1997-08-29
SHELDAHL INC
filed 1998-01-16
CIK 89615

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549

	FORM 10-K/A
	Amendment No. 1 to Form 10-K

X 	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

	For the fiscal year ended August 29, 1997

	OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
	For the Transition period from                 to

	Commission File No.  0-45

	SHELDAHL, INC.
	(Exact name of registrant as specified in its charter)

Minnesota                                         			41-0758073
__________		                                        	__________
(State or other jurisdiction of                  	(I.R.S. Employer
incorporation or organization)                  	Identification No.)

	1150 Sheldahl Road
	Northfield, MN 55057
	(Address of principal executive offices and zip code)

Registrants telephone number, including area code:  (507) 663-8000
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.25
				par value Preferred Stock 	Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES:  X      NO:

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of shares held by non-affiliates was approximately $172,000,000 on November 6, 1997, when the last sales price of the Registrants Common Stock, as reported in the Nasdaq National Market System, was $19.00.

As of November 6, 1997, the Company had outstanding 9,045,480 shares of Common Stock, $.25 par value.

	DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Companys definitive proxy statement for its annual meeting to be held January 8, 1997, are incorporated by reference in Part III of this Form 10-K.
_____________________________________________________

Page F-2 of the Documents and Financial Statements listed in Item
14(a) is amended so that the date reads October 10, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 10, 1997		SHELDAHL, INC.

By: /s/James E. Donaghy
James E. Donaghy
Chief Executive Officer

By: /s/Edward L. Lundstrom
Edward L. Lundstrom
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on November 5, 1996 and in the capacities indicated.

(Power of Attorney)

Each person whose signature appears below constitutes and appoints James E. Donaghy and John V. McManus as such persons true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubmission, for such person and in such persons name, place and stead, in any and all capacities, to sign any of all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all said attorneys-in-fact an agents, each acting alone, or such persons substitute or substitutes may lawfully do or cause to be done by virtue thereof.

By *						                       Chairman of the Board and
 James S. Womack				             Director

By /s/ James E. Donaghy		       	Chief Executive Officer and
 James E. Donaghy				            Director (principal executive	officer)

By /s/ Edward L. Lundstrom		     President
 Edward L. Lundstrom

By /s/ John V. McManus			        Vice President - Finance
 John V. McManus				             (principal financial and
                           						accounting officer)

By *					                       	Director
 John G. Kassakian

By *					                       	Director
 Gerald E. Magnuson

By *					                       	Director
 William B. Miller

By *						                       Director
 Kenneth J. Roering

By *						                       Director
 Richard S. Wilcox

By *					                       	Director
 Beekman Winthrop

By /s/ John V. McManus
 John V. McManus
 Attorney-in-fact

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Sheldahl, Inc.:

We have audited the accompanying consolidated balance sheets of Sheldahl, Inc. (a Minnesota corporation) and Subsidiary as of August 29, 1997, and August 30, 1996, and the related consolidated statements of operations, changes in shareholders investment and cash flows for each of the three fiscal years in the period ended August 29, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
October 10, 1997