Form 10-Q
period 1998-02-27
SHELDAHL INC
filed 1998-04-13
CIK 89615

SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

Form 10-Q




(X)		QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	OR

(  )		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended February 27, 1998	Commission File Number:  0-45


                     	SHELDAHL, INC.
	(exact name of registrant as specified in its charter)



       Minnesota	                        41-0758073
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)



           Northfield, Minnesota           	55057
(Address of principal executive offices)	(zip code)



Registrant's telephone number, including area code:  (507) 663-8000

As of March 25, 1998, 9,628,045 shares of the Registrant's common stock were outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     YES: X       NO:

PART I: FINANCIAL INFORMATION


SHELDAHL, INC. AND SUBSIDIARY
	CONSOLIDATED STATEMENTS OF OPERATIONS
	Unaudited


                                          	Six Months Ended

                                   	  February 27,     	February 28,
(in thousands,
except for per share data)                	1998            	1997
                                        	_______         	_______


Net sales	                              	$56,743         	$50,680
Cost of sales	                            55,030	          45,099
                                      			_______	         _______

Gross profit                              	1,713           	5,581
                                      			_______	         _______

Expenses:
Sales and marketing	                       4,914	           4,606
General and administrative                	3,942           	3,300
Research and development                   2,002	           2,318
Interest                                  	1,122             	296
Restructuring costs	                       4,000               	-
                                       		_______	         _______

Total expenses	                           15,980          	10,520
                                        	_______	         _______

Loss before income taxes               	(14,267)         	(4,939)

Benefit for income taxes                  	4,840           	1,680
                                      			_______	         _______

Net loss	                               	(9,427)	         (3,259)

Convertible preferred stock
 Dividends	                               	(359)               	-

Net loss applicable to common
 shareholders                          	$(9,786)        	$(3,259)
                                      			=======	         =======

Net loss per common share:
	Basic                                 		$(1.08)         	$(0.36)
	Diluted                                	$(1.08)         	$(0.36)

Number of shares outstanding:
	Basic                                   		9,084           	8,934
	Diluted                                 		9,084           	8,934

The accompanying notes are an integral part of these statements.

SHELDAHL, INC. AND SUBSIDIARY
	CONSOLIDATED STATEMENTS OF OPERATIONS
	Unaudited


                                          	Three Months Ended

                                      	February 27,	     February 28,
(in thousands,
except for per share data)	                1998	             1997
                                         	_______         	_______


Net sales	                               	$27,751	         $26,379
Cost of sales                             	27,681	          23,253
                                       			_______	         _______

Gross profit	                                  70	           3,126
                                       			_______	         _______

Expenses:
Sales and marketing                        	2,514	           2,307
General and administrative                 	2,092           	1,720
Research and development	                   1,070	           1,178
Interest                                     	609             	227
Restructuring costs	                        4,000	               -
                                        		_______	         _______

Total expenses	                            10,285	           5,432
                                         	_______	         _______

Loss before income taxes                	(10,215)         	(2,306)

Benefit for income taxes                   	3,465             	780
                                       			_______	         _______

Net loss	                                	(6,750)         	(1,526)

Convertible preferred stock
 Dividends	                                	(172)	               -
                                       			_______	         _______

Net loss applicable to common
 shareholders                           	$(6,922)        	$(1,526)
                                       			=======	         =======

Net loss per common share:
	Basic                                  		$(0.76)	         $(0.17)
	Diluted                                 	$(0.76)         	$(0.17)

Number of shares outstanding:
	Basic                                    		9,131           	8,956
	Diluted	                                   9,131           	8,956

The accompanying notes are an integral part of these statements.

SHELDAHL, INC. AND SUBSIDIARY
	CONSOLIDATED BALANCE SHEETS

                            	ASSETS
                                       	unaudited
(In thousands)	                        February 27,	     August 29,
                                         	1998            	1997
                                        	_______	        _______
Current assets:
Cash and cash equivalents              	$  1,101      	$   5,567
Accounts receivable, net                 	16,878         	15,880
Inventories	                              14,566         	13,078
Prepaid expenses and other
   current assets                           	682            	406
Deferred taxes                              	765            	765
                                       		_______	       ________
Total current assets                     	33,992         	35,696
                                        	_______	        _______

Construction in process                  	30,182         	19,303
Land and buildings                       	27,353	         26,467
Machinery and equipment                 	116,302        	112,071
Less: accumulated depreciation         	(65,116)       	(57,036)
                                       		_______	        _______
Net plant and equipment                 	108,721        	100,805
                                        	_______	        _______

	Deferred taxes	                           7,027	          2,187
                                      			_______	        _______
Other assets	                                625	            679
                                       		_______	        _______

                                     			$150,365	       $139,367
                                      			=======	        =======

                  	LIABILITIES AND SHAREHOLDERS INVESTMENT

Current liabilities:
Current maturities of
   long-term debt                      	$ 44,698     	  $    818
Accounts payable                         	10,888	          7,309
Accrued salaries	                          1,654	          1,606
Other accruals                            	4,893          	3,020
                                       		_______	        _______
Total current liabilities                	62,133         	12,753
                                        	_______	        _______

Long-term debt	                            9,334         	40,869
                                       		_______	        _______

Other non-current liabilities             	5,731	          2,813
                                       		_______	        _______

Shareholders investment:
Preferred stock	                               8	             15
Common stock                              	2,407          	2,258
Additional paid-in capital	               66,803         	66,923
Retained earnings                         	3,949         	13,736
                                        	_______	        _______

Total shareholders investment            	73,167         	82,932
                                        	_______	        _______

                                       	$150,365       	$139,367
                                        	=======	        =======

The accompanying notes are an integral part of these statements.

SHELDAHL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

                                             		Six Months Ended

(in thousands)                          	February 27,     	February 28,
                                           	1998              1997
                                         	_______          	_______

Operating activities:
Net loss	                               	$ (9,427)        	$ (3,259)
Adjustments to reconcile net
 Loss to net cash provided by
 operating activities:
Depreciation and amortization               	8,097            	4,329
Deferred income taxes                     	(4,840)          	(1,680)

Net change in other operating
activities:
Accounts receivable                         	(998)            	2,035
Inventories                               	(1,488)            	(690)
Prepaid expenses and other
   current assets                           	(276)	             (43)
Other assets                                   	54               	26
Accounts payable and accrued
   liabilities                              	3,406            	1,487
Other non-current liabilities              	 2,918	               77
                                          	_______	          _______
Net cash provided by operating activities	 (2,554)	            2,282
                                        			_______	          _______

Investing activities:
Capital expenditures, net                	(14,120)        	 (16,578)
                                         		_______	          _______

Financing activities:
Borrowings under revolving credit
   facilities, net                         	10,486           	14,639
Proceeds from long-term debt	                2,334                	-
Repayments of long-term debt	                (475)            	(233)
Preferred stock issuance costs	              (300)                	-
Proceeds of stock option exercises            	163              	663
	                                         	_______	          _______

Net cash provided by financing activities	  12,208	           15,069
                                        			_______	          _______

Increase (decrease) in cash               	(4,466)              	773

Cash at beginning of period                 	5,567              	904
                                        			_______	          _______

Cash at end of period                     	$ 1,101	          $ 1,677
                                        			=======	          =======

Supplemental cash flow information:
Income taxes paid                         	$     7          	$   206
                                         		=======	          =======
Interest paid                             	$ 1,853	          $ 1,159
                                         		=======	          =======

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

1) Inventories, which are valued at the lower of first-in first-out cost or market, consists of (in thousands):

                    	February 27, 1998     	August 29, 1997

Raw materials            	$3,912               	$ 3,069
Work-in-process	           6,305                 	6,484
Finished goods	            4,349	                 3,525
                       	 _______	               _______
                        	$14,566	               $13,078
                        	=======	               =======

2)  Convertible Preferred Stock.

	During February 1998, 7,350 shares of preferred stock and related accrued dividends of $174,643 were converted into 575,149 shares of common stock.
As of February 27, 1998, 7,650 shares of preferred stock remained outstanding.  This preferred stock, with a stated value of $7.7 million, is
convertible to 	common stock at any time at the option of the holders.  The
conversion price fluctuates, subject to a 	maximum, based on the price of
the Company's common stock during the 30 trading day period immediately
	prior to conversion.  As of February 27, 1998, the conversion price was
estimated to be $14.225 per share, 	and if converted in its entirety, the
Series B Preferred Stock would represent approximately 538,000 additional shares of common stock.

	On February 27, 1998, the Company accrued dividends on this preferred stock
of approximately $185,000, which 	are payable in cash or common stock, at
the Company's option, on the date the preferred stock is converted into common stock.

3)  Restructuring Costs.

	In February 1998, a one-time restructuring charge of $4.0 million was recorded related to the culmination of the Company's business process design initiative that began two years ago. Due to significant productivity benefits resulting from the initiative, the Company is reducing the size of its salaried workforce. The resulting workforce reduction involves layoffs, early retirement offerings, reassignments and reclassifications of positions. The restructuring costs provide for approximately $2.5 million for severance and early retirement salary costs, approximately $1.3 million for medical, dental and other benefits being provided to the affected individuals, and approximately $0.2 million for outplacement and other costs. Approximately 65 people will be affected.
As of February 27, 1998, no employees had been terminated and no costs had been charged to the accrual.

4)  Per Share Information.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per
Share". This new standard replaces prior EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average amount of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As with current EPS reporting requirements, the standard requires common equivalent shares to be excluded in loss periods as they are anti-dilutive. The Company adopted this standard in the current quarter and restated earnings per share data for prior periods to conform to this standard.

(in thousands except	         Six Months Ended    	Three Months Ended
	per share data)          	  2/27/98   	2/28/97   	2/27/98   	2/28/97
                           		_______	   _______	   _______   	_______
	Basic EPS:

	Net loss applicable to
	Common shareholders	      $ (9,786)  	$ (3,259)	 $ (6,922)	 $ (1,526)

	Weighted average common
	Stock outstanding            	9,084      	8,934	     9,131     	8,956

	Number of shares             	9,084      	8,934     	9,131	     8,596

	Net income per share      	$ (1.08)   	$ (0.36)  	$ (0.76)  	$ (0.17)

	The Company's outstanding preferred shares and options have been computed to be anti-dilutive, and therefore, excludes from the calculation of diluted EPS.

SHELDAHL, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED OPERATING RESULTS AND FINANCIAL CONDITION

Six Months Ended February 27, 1998, and February 28, 1997

Sales
____________________

The Company's net sales increased $6.1 million, or 12%, from $50.7 million for the six months ended February 28, 1997, to $56.7 million for the six months ended February 27, 1998. The automotive market sales for the six months ended February 27, 1998, increased 17% to $40.1 million. This increase in sales reflects the demand recovery from the numerous automotive industry work stoppages that affected all of fiscal 1997 and increases in demand of Novaflex HDr interconnect products to both the automotive and datacom markets.

Sales to the datacom market increased 22% to $6.6 million for the six months ended February 27, 1998. Sales of Novaflex HDr accounted for approximately half of the $1.2 million increase. The remainder of the increase in the datacom market is represented by increased sales of Novacladr and other laminated materials plus increased sales of $354,000 of high-density ViaThinr substrates. Sales to all other markets reflect a decrease of $.9 million, or 9%, for the six months ended February 27, 1998, and is detailed below.

Market                    	Six Months Ended     	Gross     	Percent
	(in thousands)	         2/27/98    	2/28/97    	Change    	Change
                       		_______	    _______	    _______	   _______

	Automotive	             $40,092    	$34,283    	$ 5,809     	17%
	Datacommunications	       6,628	      5,436	      1,192	     22%
	Aerospace/Defense	        4,631      	4,786      	(155)    	(3%)
	Industrial               	3,718      	3,934      	(216)    	(5%)
	Consumer                 	1,673      	2,241      	(568)   	(25%)
                       		_______	    _______	    _______	 _______

                         $56,742    	$50,680	    $ 6,062	     12%
                       		=======	    =======	    =======	 =======


Gross Profit
____________________

Gross profit declined to 3% of sales, or $1.7 million for the six months ended February 27, 1998. As reflected in the chart below, the Micro Products gross loss increased by 74%, or $2.9 million to $6.8 million. The increase relates primarily to increased depreciation expense. The combined Materials and Interconnect business units gross profit declined $1.0 million to $8.5 million, or 15% of sales. The primary reasons for the lower gross profit are related to increased depreciation and labor costs, and unfavorable product mix due to a higher concentration of Novaflex HD sales, which have less margin.

                    	February 27, 1998	             February 28, 1997
                       	__________	                    _________
(six months ended)

               	I/C and	   Micro	     Total	   I/C and   Micro      Total
                	Mtls	    Products  	Company	    Mtls	  Products  	Company
               	_______	  _______	   _______	  _______  	_______	  _______

Sales	          $56,275	   $  468	   $56,743	  $50,565   	$  115  	$50,680
Cost of
  Sales         	47,792    	7,238    	55,030   	41,086    	4,013   	45,099
Gross
  Profit         	8,483  	(6,770)     	1,713    	9,479  	(3,898)    	5,581

% of Sales         	15%      	N/A	        3%	      19%      	N/A      	11%


Sales and marketing expense increased $308,000, or 7%, from $4.6 million for the six months ended February 28, 1997, to $4.9 million for the six months ended February 27, 1998. Increased sales staffing, travel costs, and commission expenses were offset by declines in consulting costs.

General and administrative expenses increased $642,000, or 19%, from $3.3 million for the six months ended February 28, 1997, to $3.9 million for the six months ended February 27, 1998. Increased staffing, salaries, consulting, depreciation, and outside maintenance cost incurred to support improved information systems. General and administrative expenses totaled 6.9% of sales for the six months ended February 27, 1998, and 6.5% of sales for the six months ended February 28, 1997.

Research and development expenses decreased $316,000, or 14%, from $2.3 million for the six months ended February 28, 1997, to $2.0 million for the six months ended February 27, 1998. The decrease is a combination of increased depreciation offset by a decline in outside consulting and testing services. Research and development expenses totaled 3.5% of sales for the six months ended February 27, 1998, and 4.6% in sales for the six months ended February 28, 1997.

Interest costs and activities for the noted periods are detailed below:

Six Months Ended            	2/27/98    	2/28/97    	Change
(in thousands)              	_______	    _______	    _______

Gross interest expense	       $1,922	     $1,151      	$ 771
Capitalized interest          	(800)      	(855)         	55
                            	_______	    _______	    _______
Net interest	                 $1,122     	$  296      	$ 826
                            	=======	    =======	    =======

During the current six months, significantly higher borrowings accounted for the increase in gross interest costs. At February 28, 1997, total borrowings were $36.7 million, while at February 27, 1998; total borrowings were $54.0 million.

In February 1998, a one-time restructuring charge of $4.0 million was recorded related to the culmination of the Company's business process design initiative that began two years ago. Due to significant productivity benefits resulting from the initiative, the Company is reducing the size of its salaried workforce. The resulting workforce reduction involves layoffs, early retirement offerings, reassignments and reclassifications of positions. The restructuring costs provide for approximately $2.5 million for severance and early retirement salary costs, approximately $1.3 million for medical, dental and other benefits being provided to the affected individuals, and approximately $0.2 million for outplacement and other costs.

Income taxes were applied at 34% in both periods. Convertible preferred stock dividends were $359,000 for the six months ended February 27, 1998. A 5% cumulative preferred stock offering was completed in August 1997 and the recording of preferred stock dividends started this fiscal year. As a result, net loss to common shareholders for the six months ended February 27, 1998, was $9.8 million, or $1.08 per share. This compares to a net loss of $3.3 million, or $0.55 per share, for the six months ended February 28, 1997.
____________________________________________________________________________

Three Months Ended February 27, 1998, and February 28, 1997
____________________________________________________________________________

Sales
____________________

The Company's net sales increased $1.4 million, or 5%, from $26.4 million for the three months ended February 28, 1997, to $27.8 million for the three months ended February 27, 1998. The automotive market sales for the three months ended February 27, 1998, increased 11% to $19.8 million. This increase in sales reflects the demand recovery from the labor unrest that affected the three months ended February 28, 1997, and increased demand for Novaflex HDr ECU products in the automotive market.

Sales to the datacom market remained unchanged at $3.1 million for the three months ended February 27, 1998, and February 28, 1997. Sales to all other market reflect a decrease of 12%, or $0.7 million.

Market                     	Three Months Ended   	Gross	   Percent
	(in thousands)            	2/27/98   	2/28/97   	Change   	Change
                          		_______	   _______   	_______	  _______

	Automotive	                $19,795   	$17,759   	$ 2,036      	11%
	Datacommunications          	3,058     	3,057         	1       	0%
	Aerospace/Defense	           2,130     	2,429	     (299)    	(12%)
	Industrial                  	1,739	     2,019	     (280)	    (14%)
	Consumer                     1,029	     1,115      	(86)     	(8%)
                          		_______	   _______	   _______	  _______

	Consumer	                  $27,751	   $26,379   	$ 1,372       	5%
                          		=======   	=======   	=======  	=======


Gross Profit
____________________

Gross profit declined to 0.3% of sales, or $70,000 for the three months ended February 27, 1998. As reflected in the chart below, the Micro Products business gross loss increased by 34%, or $804,000, to $3.4 million. Increased depreciation expense is the primary cause of the increase. The combined Materials and Interconnect business units gross profit declined to $3.5 million, or 13%, of sales. The primary reasons for the lower gross profit are related to increased depreciation and labor costs, and unfavorable product mix due to higher concentration of Novaflex HD sales, which have less margins.

	                  February 27, 1998	              February 28, 1997
                      	__________	                      _________
 (Three months ended)

             	I/C and	  Micro	      Total	   I/C and	   Micro	      Total
               	Mtls 	  Products   	Company   	Mtls	    Products	   Company
              	_______	 _______	    _______	  _______	  _______	    _______

Sales	         $27,507  	$  244    	$27,751  	$26,264	   $  115    	$26,379
Cost of
  Sales        	24,013   	3,668     	27,681   	20,578    	2,675     	23,253
Gross
  Profit        	3,494 	(3,424)	         70	    5,686  	(2,560)      	3,126

% of Sale        s	13%	     N/A	         0%	      22%      	N/A	        12%


Sales and marketing expenses increased $207,000, or 9%, from $2.3 million for the three months ended February 28, 1997, to $2.5 million for the three months ended February 27, 1998. Sales and marketing expenses totaled 9% of sales for quarters ended February 27, 1998, and February 28, 1997.

General and administrative expenses increased $372,000, or 22%, from $1.7 million for the three months ended February 28, 1997, to $2.1 million for the three months ended February 27, 1998. The increases were due to a variety of expenses including salaries, maintenance, and depreciation expense primarily incurred to support improved information systems. General and administrative expenses totaled 8% of sales for the three months ended February 27, 1998, and 7% of sales for the three months ended February 28, 1997.

Research and development expenses decreased $108,000, or 9%, from $1,178,000 for the three months ended February 28, 1997, to $1,070,000 for the three months ended February 27, 1998. The decrease is a combination of increased salaries and depreciation offset by a decline in outside consulting and travel cost. Research and development expenses totaled 3.9% of sales for the three months ended February 27, 1998, and 4.5% in sales for the three months ended February 28, 1997.

Interest costs and activities for the noted period are detailed below:

Three Months Ended        	   2/27/98    	2/28/97    	Change
(in thousands)               	_______	    _______	   _______

Gross interest expense	        $1,062     	$  670     	$ 392
Capitalized interest           	(453)	      (443)	      (10)
                             	_______	    _______	   _______
Net interest                  	$  609     	$  227     	$ 382
                             	=======	    =======	   =======

During the current quarter, significantly higher borrowings accounted for the increase in gross interest costs. At February 28, 1997, total borrowings were $36.7 million, while at February 27, 1998; total borrowings were $54.0 million.

In February 1998, a one-time restructuring charge of $4.0 million was recorded related to the culmination of the Company's business process design initiative that began two years ago. Due to significant productivity benefits resulting from the initiative, the Company is reducing the size of its salaried workforce. The resulting workforce reduction involves layoffs, early retirement offerings, reassignments and reclassifications of positions. The restructuring costs provide for approximately $2.5 million for severance and early retirement salary costs, approximately $1.3 million for medical, dental and other benefits being provided to the affected individuals, and approximately $0.2 million for outplacement and other costs.

Income taxes were applied at 34% in both periods. Convertible preferred stock dividends were $172,000 for the three months ended February 27, 1998. This is the second quarter that preferred stock dividends were recorded after the preferred stock offering was completed in August 1997. As a result, net loss to common shareholders for the three months ended February 27, 1998, was $6.9 million, or $0.76 per share. This compares to a net loss of $1.5 million, or $0.36 per share, for the three months ended February 28, 1997.


Financial Condition
____________________

The Company's credit lines total $47 million. The $12 million of the credit facility has been extended to expire on May 31, 1998; $35 million expires on December 31, 1998. Total borrowings as of February 27, 1998, were $43.0 million and $3.1 million was available to the Company. Interest rates on borrowings under these facilities averaged 8.68% on February 27, 1998. The current ratio declined from 2.80 at August 29, 1997, to .55 at February 27, 1998, reflecting the nearly $43 million of credit facility borrowings recorded as a current liability.

During February 1998, the Company executed a $2.3 million installment note payable. This note payable over sixty months has a fixed interest rate of 9.69% and is secured by certain computer hardware and software.

	During February 1998, 7,350 shares of preferred stock and related accrued dividends of $174,643 were converted into 575,149 shares of common stock.
As of February 27, 1998, 7,650 shares of preferred stock remained outstanding. This preferred stock, with a stated value of $7.7 million, is convertible to common stock at any time at the option of the holders.
The conversion price fluctuates, subject to a maximum price of $25.34, based on the price of the Company's common stock during the 30 trading day period immediately prior to conversion. As of February 27, 1998, the conversion price was estimated to be $14.225 per share, and if converted in its entirety, the Series B Preferred Stock would represent approximately 538,000 additional shares of common stock.


Prospective Information
____________________

Significant events are currently taking place and will continue to take place during the next several months. The most significant will be the expected production ramp up at the Micro Products business. The Company's ability to generate significant revenues with acceptable production costs will be critical. Failure to do so will result in continued losses from this business unit.

Margins in the core businesses have been unacceptably weak. The Company is taking specific steps to increase gross margin dollars by attacking factory costs and increasing throughput and related revenues. Demand for the Company's Novaflex HD products is expected to increase over the near term. The Company has the capacity in place to meet this demand and expects greater revenue to result in greater gross margin dollars from this family of products.

The Company is pursuing additional financing and has signed a term sheet with a group of four lenders, lead by Norwest Bank Minnesota, N.A. Although not a commitment to lend, the term sheet outlines the intent of the lenders and the structure of the proposed credit facility. The proposed credit facility provides a revolving loan agreement of up to $20 million and a term loan agreement of up to $60 million. The revolving loan will have a borrowing based tied to the Company's working capital. The term loan has an initial borrowing based tied to the appraised value of the Company's unencumbered equipment. In addition, the term loan provides for additional advances based on eligible equipment purchases. The total facility will be secured by the Company's accounts receivables, inventory, and fixed assets. At the time of this filing, the appraisal of the Company's equipment is in progress and is expected to be completed by approximately April 15, 1998.
The loan closing is anticipated to be in late April or early May. There can be no assurance that the Company will complete this financing, or complete the financing on terms acceptable to the Company.

The Company is aware of computer programming problems associated with the year 2000 and has elected to install new year 2000 compliant systems which is expected to be in full use by early fiscal 1999. The Company anticipates additional costs related to year 2000 computer systems associated with certain computer programs will not be material.

PART II - OTHER INFORMATION


SHELDAHL, INC. AND SUBSIDIARY
FORM 10-Q


Item 4.	Submission of Matters to a Vote of Securities Holders

		On January 14, 1998, Sheldahl, Inc. held its Annual Meeting of
Shareholders.  Of the 	9,045,480 shares of common stock eligible to vote,
8,109,464 shares were represented at the 	meeting and votes were taken on the
following matters:

1. The votes cast to reduce the number of Directors from eight to seven:

		For:  6,570,224   Against:  32,671  Not Voted:  9,821

2. The votes cast to elect each of the seven Directors who had been nominated: Not less than 8,084,062 shares voted in favor of the election of each of the seven incumbent Directors.

3.  The votes cast to approve and adopt Employee Stock Purchase Plan:

		For:  7,738,767 Against: 176,225 Not Voted: 40,654

4.  The votes cast to amend the Stock Plan:

		For:  6,457,988 Against: 1,457,467 Not Voted: 53,997

5.  The votes cast to approve Arthur Andersen LLP as auditors:

		For:  8,054,780 Against: 18,696 Not Voted: 35,988


Item 6.	Exhibits and Reports on Form 8-K

A) Exhibits

10.1 Loan Agreement, dated February 26, 1998, between the
Company and Relational Funding Corporation.

10.2 Promissory Note dated February 26, 1998, between the
Company and Relational Funding Corporation.

11	Statement regarding computation of earnings per share

27	Financial data schedule

B)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended February 27, 1998.

	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SHELDAHL, INC.
(Registrant)



Dated         April 13, 1998         	By	/s/ James E. Donaghy
                                      Chief Executive Officer



Dated         April 13, 1998         	By	/s/ Edward L. Lundstrom
                                      President



Dated         April 13, 1998         	By	/s/ John V. McManus
                                      Vice President, Finance