Form 10-Q
period 1998-05-29
SHELDAHL INC
filed 1998-07-13
CIK 89615

SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

Form 10-Q




(X)		QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

	OR

( ) 	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended May 29, 1998	Commission File Number:  0-45


                	SHELDAHL, INC.
	(exact name of registrant as specified in its charter)



            Minnesota                               	41-0758073
(State or other jurisdiction of     	(IRS Employer Identification Number)
incorporation or organization)




           Northfield, Minnesota                        	55057
(Address of principal executive offices)	              (zip code)



Registrant's telephone number, including area code:  507-663-8000.

As of July 1, 1998, 9,640,659 shares of the Registrant's common stock were outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     YES:  X   NO:

PART I: FINANCIAL INFORMATION

SHELDAHL, INC. AND SUBSIDIARY
	CONSOLIDATED STATEMENTS OF OPERATIONS
	Unaudited
                                                	Nine Months Ended

                                               	May 29,     	May 30,
(in thousands, except for per share data)       	1998        	1997


Net sales	                                     	$88,633     	$78,273
Cost of sales                                   	83,131      	69,964
                                             			_______	     _______

Gross profit                                     	5,502       	8,309

Expenses:
Sales and marketing                              	7,416       	6,833
General and administrative                       	6,056	       4,997
Research and development	                         3,048	       3,302
Restructuring costs                              	8,500   	        -
Impairment charges                               	3,300	           -
Interest                                         	1,688         	708
                                              		_______	     _______

Loss before income taxes and
 Cumulative effect of change
 in method of accounting                       	(24,506)     	(7,531)

Benefit (provision) for
 income taxes                                   	(2,952)      	2,560
                                              			_______	    _______

Net loss before cumulative effect
 of change in method of accounting
 for start-up costs                            	(27,458)    	(4,971)

Cumulative effect of change in
 method of accounting for
 start-up costs                                 	(5,205)          	-
                                              			_______	    _______

Net loss before preferred dividends	            (32,663)    	(4,971)

Convertible preferred stock dividends             	(455)          	-
                                              			_______	    _______

Net loss applicable to common
 shareholders                                 	$(33,118)	   $(4,971)
                                              			=======	    =======

Net loss per common share:
Basic:
  Net loss before change in
    method of accounting                        	$(2.96)    	$(0.56)
                                              			=======	    =======
  Change in method of accounting                	$(0.56)    	$     -
                                              			=======	    =======
  Net loss per common share                     	$(3.57)    	$(0.56)
                                              			=======	    =======

Diluted:
  Net loss before change in
   	method of accounting                        	$(2.96)  	  $(0.56)
                                              			=======	    =======
  Change in method of accounting                	$(0.56)    	$     -
                                              			=======	    =======
  Net loss per common share                     	$(3.57)    	$(0.56)
                                              			=======    	=======

Number of shares outstanding:
  Basic                                          		9,267	      8,952
  Diluted	                                        	9,267      	8,952

The accompanying notes are an integral part of these statements.

SHELDAHL, INC. AND SUBSIDIARY
	CONSOLIDATED STATEMENTS OF OPERATIONS
	Unaudited

                                                 	Three Months Ended

                                                 	May 29,     	May 30,
(in thousands, except for per share data)         	1998        	1997


Net sales                                      		$31,890     	$27,593
Cost of sales                                    	29,094      	24,865
                                             	 		_______	     _______

Gross profit                                      	2,796       	2,728

Expenses:
Sales and marketing	                               2,501       	2,227
General and administrative	                        2,115	       1,697
Research and development                          	1,046         	983
Restructuring costs	                               4,500	           -
Impairment charges                                	3,300           	-
Interest                                            	566         	412
                                               		_______	     _______

Loss before income taxes                       	(11,232)     	(2,591)

Benefit (provision) for income taxes            	(7,792)         	880
                                      			        _______	     _______

Net loss before preferred dividends            	(19,024)     	(1,711)

Convertible preferred stock dividends              	(96)	           -
                                              			_______	     _______

Net loss applicable to common
 shareholders                                 	$(19,120)    	$(1,711)
                                              			=======     	=======

Net loss per common share - basic               	$(1.98)     	$(0.19)
                                              			=======     	=======

Net loss per common share - diluted             	$(1.98)     	$(0.19)
                                              			=======	     =======

Number of shares outstanding:
  Basic	                                          	9,634	       8,989
  Diluted	                                        	9,634	       8,989

SHELDAHL, INC. AND SUBSIDIARY
	CONSOLIDATED BALANCE SHEETS

                                 	ASSETS
	unaudited
(In thousands)                                   	May 29,   	August 29,
                                                  	1998       	1997
Current assets:
Cash and cash equivalents                	        $   885	    $ 5,567
Accounts receivable, net                          	17,490	     15,880
Inventories                                       	14,838     	13,078
Prepaid expenses and other
 current assets                                      	848        	406
Deferred taxes                                         	-        	765
                                                		_______	    _______
Total current assets                              	34,061     	35,696
                                                 	_______	    _______

Construction in process                           	30,444     	19,303
Land and buildings                                	27,353     	26,467
Machinery and equipment	                          107,328    	112,071
Less: accumulated depreciation                  	(64,181)	   (57,036)
                                                		_______	    _______
Net plant and equipment                          	100,944    	100,805
                                                 	_______	    _______

	Deferred taxes                                        	-	      2,187
                                               			_______	    _______
Other assets                                         	660        	679
                                                		_______    	_______

                                              			$135,665   	$139,367
                                               			=======	    =======

                       	LIABILITIES AND SHAREHOLDERS INVESTMENT

Current liabilities:
Current maturities of
 long-term debt                                 	$ 15,332	    $   818
Accounts payable                                   	9,833      	7,309
Customer overpayment                               	9,334          	-
Accrued salaries                                   	1,707	      1,606
Other accruals                                     	5,031      	3,020
Restructuring reserves                              5,264	          -
                                                		_______	    _______
Total current liabilities                         	46,501	     12,753
                                                 	_______    	_______

Long-term debt	                                    32,051     	40,869
                                                		_______	    _______

Other non-current liabilities	                      7,214      	2,813
                                                		_______	    _______

Shareholders investment:
Preferred stock                                        	8         	15
Common stock	                                       2,410	      2,258
Additional paid-in capital                        	66,863     	66,923
Retained earnings (deficit)                     	(19,382)     	13,736
                                                 	_______	    _______

Total shareholders investment                     	49,899     	82,932
                                                 	_______	    _______

                                                	$135,665   	$139,367
                                                 	=======    	=======

SHELDAHL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

                                               		Nine Months Ended

(in thousands)	                                   May 29,     	May 30,
                                                  	1998        	1997

Operating activities:
Net loss                                     		$ (32,663)   	$ (4,971)
Adjustments to reconcile net loss
   to net cash provided by
	 operating activities:
Depreciation and amortization                     	10,808      	7,378
Deferred income taxes                              	2,952	    (2,559)
Non-cash restructuring charges                     	8,500          	-
Non-cash impairment charges                        	3,300          	-
Non-cash change in method of
 accounting                                        	5,205          	-

Net change in other operating activities:
Accounts receivable                              	(1,610)	     2,864
Inventories                                      	(1,760)   	(1,350)
Prepaid expenses and other current
 assets                                            	(442)	      (43)
Other assets	                                          19         	1
Accounts payable and accrued
 liabilities                                       	3,907       	996
Other non-current liabilities                       	(39)        	36
                                                 	_______	   _______
Net cash provided by (used in)
 operating activities                            	(1,823)     	2,352
                                               			_______	   _______

Investing activities:
Capital expenditures, net                       	(17,764)  	(25,805)
                                                		_______	   _______

Financing activities:
Customer overpayment                               	9,334         	-
Borrowings under revolving credit
 facilities, net	                                   4,125    	22,625
Proceeds from long-term debt	                       2,334       	791
Repayments of long-term debt	                       (814)     	(434)
Preferred stock issuance cost                      	(300)         	-
Proceeds of stock option exercises                   	226       	859
                                                		_______	   _______

Net cash provided by financing activities	         14,905    	23,841
                                               			_______	   _______

Increase (decrease) in cash                      	(4,682)       	388
                                               			_______	   _______

Cash and cash equivalents at beginning
 of period                                         	5,567       	904
                                               			_______	   _______

Cash and cash equivalents at end
 of period                                       	$   885   	$ 1,292
                                               			=======	   =======

Supplemental cash flow information:
Income taxes paid                                	$    36	   $   266
                                                		=======	   =======
Interest paid	                                    $ 2,901   	$ 1,961
                                                		=======  	 =======

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

1)	Inventories, which are valued at the lower of first-in first-out cost or market, consists of (in thousands):

                          	May 29, 1998     	August 29, 1997

Raw materials	                $4,693            	$ 3,069
Work-in-process	               6,431              	6,484
Finished goods	                3,714              	3,525
                            	_______	            _______
                            	$14,838            	$13,078
                            	=======	            =======

2)  Convertible Preferred Stock.

	As of May 29, 1998, 7,650 shares of preferred stock remained outstanding. This preferred stock, with a stated value of $7.7 million, is convertible
to 	common stock at any time at the option of the holders.  The conversion
price fluctuates, subject to a 	maximum, based on the price of the Company's
common stock during the 30 trading day period immediately 	prior to
conversion.  As of May 29, 1998, the conversion price was estimated to be
$9.00 per share, 	and if converted in its entirety, the Series B Preferred
Stock would represent approximately 850,000 additional shares of common stock.

	As of May 29, 1998, the Company accrued dividends on this preferred stock
of approximately $281,000, which 	are payable in cash or common stock, at
the Company's option, on the date the preferred stock is converted into common stock.

3)  Restructuring Costs.

	In February 1998, a restructuring charge of $4.0 million was recorded related to the culmination of the Company's business process design initiative that began two years ago. Due to significant productivity benefits resulting from the initiative, the Company is reducing the size of its salaried workforce. The resulting workforce reduction involves layoffs, early retirement offerings, reassignments and reclassifications of positions. The restructuring costs provide for approximately $2.5 million for severance and early retirement salary costs, approximately $1.3 million for medical, dental and other benefits being provided to the affected individuals, and approximately $0.2 million for outplacement and other costs. Approximately 65 people will be affected.

In May 1998, an additional restructuring charge of $4.5 million was recorded. This restructuring charge relates to the closing of the Company's Aberdeen, South Dakota assembly facility and reducing its Northfield production workforce. The restructuring costs provide for approximately $2.6 million for severance costs, approximately $0.6 million for medical, dental and other benefits being provided to the affected individuals, approximately $1.0 million for equipment disposal and losses related to the closure of the Aberdeen facility, and approximately $0.3 million for outplacement and other costs. Approximately 240 jobs will be affected.

As of May 29, 1998, approximately $75,000 has been charged to the Company's restructuring reserves and 41 employees have terminated employment with the Company.

4)  Per Share Information.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. This new standard replaces prior EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average amount of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As with current EPS reporting requirements, the standard requires common equivalent shares to be excluded in loss periods, as they are anti-dilutive.

(in thousands except           	 Nine Months Ended	      Three Months Ended
	per share data)               	5/29/98	    5/30/97    	5/29/98    	5/30/97
                               		_____	      _____	      _____	      _____
	Basic EPS:

	Net loss applicable to
	common shareholders         	$ (33,118)  	$ (4,971)  	$ (19,118)  	$ (1,711)

	Weighted average common
	shares outstanding	               9,267	      8,952       	9,634      	8,989

	Number of shares                 	9,267	      8,952       	9,634	      8,989

	Net income per share	          $ (3.57)	   $ (0.56)	    $ (1.98)	   $ (0.19)

	The Company's outstanding preferred shares and options have been computed to be anti-dilutive, and therefore are excluded from the calculation of diluted EPS and therefore diluted EPS equals basic EPS for the periods presented above.

5) The Company adopted Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5), during the third quarter of 1998 which requires the expensing of these items as incurred, versus capitalizing and expensing them over a period of time. The early adoption of SOP 98-5 resulted in a cumulative effect of a change in method of accounting of approximately $5.2 million, related to costs capitalized by the Company from its Micro Products venture. The adoption of SOP 98-5 was applied retroactively to the beginning of fiscal 1998, and the Company's first and second quarters have been restated to reflect this change in method of accounting, in accordance with the provisions of SOP 98-5 and Accounting Principles Board Opinion No. 20, Accounting Changes.

6) In June 1998, the Company executed a new credit agreement which provides the Company with up to $60 million in financing and completely replaces the Company's prior credit facilities. This agreement provides the Company with up to $60 million in financing and completely replaces the prior credit facilities. The new agreement provides three separate facilities: a revolver facility of up to $25 million based on the Company's working capital; a term facility for $16 million based on the appraised value of the Company's unencumbered equipment; and a bridge facility for $19 million. Interest on the revolver and the term facility will be charged at the base rate (prime rate) plus 1%. Interest on the bridge facility will be charged at base plus 3%. The bridge facility also carries a deferred interest charge of 13.5 percent due at payment of the facility. Once the bridge facility is paid off, interest on the remaining two facilities will then be charged at the base rate. The agreement also calls for the issuance of warrants at a price to be determined based on future events.
The minimum number of warrants will be 100,000. The maximum number of warrants will be 250,000. The bridge facility calls for principal amortization of $5.0 million on August 28, 1998, $4.5 million on November 30, 1998, and $3.2 million on May 31, 1999 and November 30, 1999, with the remaining balance due on May 31, 2001. The term loan calls for interest only payments until January 1, 1999, when monthly principal payments of $205,000 begin. All unamortized term facility amounts are due May 31, 2001. The revolving facility requires monthly interest payments and is due May 31, 2001. The agreement requires certain covenants that restrict the payments of cash dividends, capital expenditures, maintain certain levels of net worth and net income, and maintain certain levels of cash flows from operations as defined.

The May 29, 1998 balance sheet reflects the new credit agreement in the classification of bank debt as current and non-current liabilities.

SHELDAHL, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED OPERATING RESULTS AND FINANCIAL CONDITION

Nine Months Ended May 29, 1998, and May 30, 1997

Recent Developments:

The Company's unaudited results for the third quarter of fiscal 1998, including a pretax charge for restructuring costs and asset impairment charges as well as further charges relating to a tax asset allowance and the adoption of a FASB pronouncement on start-up costs, resulted in a net loss applicable to common shareholders for the nine months and quarter ended May 29, 1998 of $33.1 million or $3.57 per share and $19.0 million or $1.98 per share, respectively. For the most recent quarter, the Company's core business generated operating pretax profit of $1.4 million, while its Micro Products business posted an operating pretax loss of $4.9 million. The core business, based on increased sales and reduced costs, improved operating pretax profits by $2.8 million for the third quarter, as compared to the second quarter. Gross margin in the core business rose to 19.1 percent compared to 12.7 percent last quarter. Additionally, for the nine months ended May 29, 1998, the loss was due in part to the following:

- The Company's decision to move approximately 240 jobs from its Northfield, Minnesota and Aberdeen, South Dakota facilities to Mexico resulted in a restructuring charge of $4.5 million in the third quarter of 1998. This charge relates to the cost of staff reductions, the sale of certain assets and the closing of the Company's Aberdeen assembly facility. The Company expects that 200 of the affected jobs will move to Mexico by the close of its 1998 fiscal year, with the balance completed in the third quarter of fiscal 1999.

- The write down of equipment amounting to $3.3 million in the third quarter of 1998, principally at the Company's Longmont, Colorado facility, which equipment, based upon analysis by management and anticipated production processes, is not expected to contribute to the Company's future cash flows.

- The decision and analysis performed by management, based upon recent restructuring, write-offs and continued losses at the Company's Micro Products venture, to provide a valuation allowance for its net deferred tax assets, resulted in a $7.8 million charge to income during the third quarter of 1998. As a result, the Company will not reflect in immediate future periods any tax provision or benefit until such net deferred tax assets are offset by reported pretax profits or that the degree of certainty increases as to the future profit performance of the Company to allow for the reversal of the valuation allowance for deferred tax assets.

- The adoption by the Company of Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities, which requires the expensing of these items as incurred, versus capitalizing and expensing them over a period of time. The early adoption of this statement resulted in a cumulative effect of a change in method of accounting of approximately $5.2 million, related to costs capitalized by the Company from its Micro Products venture. The adoption of this statement was applied retro-actively to the beginning of fiscal 1998, and the Company's first and second quarters have been restated to reflect this change in method of accounting, in accordance with the provisions of SOP 98-5 and APB 20. The Company's depreciation and amortization expense is reduced by almost $0.5 million per quarter as a result of the adoption of reporting for start-up costs and the write down of certain equipment, which was noted above.

Sales:

The Company's net sales increased $10.4 million, or 13.2%, from $78.2 million for the nine months ended May 30, 1997, to $88.6 million for the nine months ended May 29, 1998. The automotive market sales for the nine months ended May 29, 1998, increased 15.4% to $61.8 million. This increase in sales reflects the demand recovery from the numerous automotive industry work stoppages that affected all of fiscal 1997 and increases in demand of Novaflex HD interconnect products to both the automotive and datacom markets.

Sales to the datacom market increased 28.8% to $11.2 million for the nine months ended May 29, 1998. Sales of Novaflex HD accounted for approximately half of the $2.5 million increase. The remainder of the increase in the datacom market is represented by increased sales of Novaclad and other laminated materials plus increased sales of approximately $0.8 million of high-density ViaThin substrates. Sales to all other markets reflect a decrease of $.4 million, or 2%, for the nine months ended May 29, 1998, and is detailed below.

Sales by Market
Nine Months Ended

(in thousands)       May 29, 1998   May 30, 1997   Gross Change   % Change

Automotive             $61,776        $53,555        $8,221        15.4%
Datacommunications      11,169          8,670         2,499        28.8%
Industrial               5,662          6,047         (385)       (6.4%)
Consumer                 2,582          3,200         (618)      (19.3%)
Aerospace/Defense        7,444          6,801           643         9.5%
                       _______        _______       _______      _______
                       $88,633        $78,273       $10,360        13.2%

Gross Profit:

Gross profit declined $2.8 million from $8.3 million for the nine months ended May 30, 1997 to $5.5 million for the nine months ended May 29, 1998. As reflected in the chart below, the Micro Products gross loss increased by 22%, or $1.6 million to $9.0 million. The increase relates primarily to increased depreciation expense. The combined Materials and Interconnect business units' gross profit declined $1.2 million to $15.5 million, or 16.5% of sales. The primary reasons for the lower gross profit are related to increased depreciation and higher labor costs, and less favorable product mix due to a higher concentration of Novaflex HD sales, which at current operating levels, have less margin.

Nine Months Ended       May 29, 1998                 May 30, 1997
(in millions)
              Interc and   Micro   Total     Interc and   Micro   Total
              Materials    Prod    Company   Materials    Prod    Company
Sales          $87,812    $  821   $88,633    $77,947    $   326  $78,273
Cost of sales   73,314     9,817    83,131     62,266      7,698   69,964
Gross profit    14,498   (8,996)     5,502     15,681    (7,372)    8,309
% of sales       16.5%       N/A      6.2%      20.1%        N/A    10.6%

Sales and marketing expense increased $583,000, or 8.5%, from $6.8 million for the nine months ended May 30, 1997, to $7.4 million for the nine months ended May 29, 1998. Increased sales staffing, travel costs, and commission expenses were offset by declines in consulting costs. The majority of the increase was related to additional support for Micro Products.

General and administrative expenses increased $1.1 million, or 21%, from $5.0 million for the nine months ended May 30, 1997, to $6.0 million for the nine months ended May 29, 1998. Increased staffing, salaries, consulting, depreciation, and outside maintenance costs were incurred to support improved information systems. General and administrative expenses totaled 6.8% of sales for the nine months ended May 29, 1998, and 7.1% of sales for the nine months ended May 30, 1997.

Research and development expenses decreased $254,000, or 8%, from $3.3 million for the nine months ended May 30, 1997, to $3.0 million for the nine months ended May 29, 1998. The decrease is a combination of increased depreciation offset by a decline in outside consulting and testing services. Research and development expenses totaled 3.4% of sales for the nine months ended May 29, 1998, and 4.2% in sales for the nine months ended May 30, 1997.

Interest costs and activities for the noted periods are detailed below:

(in thousands)                   Nine Months Ended

                            May 29, 1998    May 30, 1997     Change

Gross interest expense        $ 3,063         $  1,961      $ 1,102
Capitalized interest          (1,375)          (1,253)        (122)
                              _______          _______      _______
Net interest                  $ 1,688         $    708      $   980

During the current nine months, significantly higher borrowings accounted for the increase in gross interest costs. Total borrowings have increased nearly $16 million since the beginning of the fiscal year.

Including the restructuring costs, impairment charges, and actual performance for the period, the pretax operating loss for the nine months ended May 29, 1998 was $24.5 million. This compares with a pretax loss for the nine months ended May 30, 1997 of $7.5 million.

For the nine months ended May 29, 1998, the tax provision of $3.0 million reflects a change in estimate concerning the ultimate recovery of the Company's deferred tax assets. Because of recent restructuring and write-offs, as well as continuing losses at the Company's Micro Products venture, the Company has established an allowance for all of its tax assets. This provision effectively writes down all tax assets to zero. During the nine months of 1997, tax benefits were provided at 34%.

This results in a net loss before cumulative changes of accounting method of $27.5 million for the current nine month period. This compares with a loss of $5.0 million for the nine months ended May 30, 1997.

Net loss before convertible stock dividends was $32.6 million, and after $455,000 of preferred stock dividends, net loss available to common shareholders was $33.1 million. For the same period one year ago, net loss available to common shareholders was $5.0 million.

On a per share basis, after a $0.56 per share charge for adopting SOP 98-5, net loss available to common shareholders was $3.57 on both a basic and diluted basis. Weighted average shares outstanding during the nine month period were approximately 9,267,000.

SHELDAHL, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED OPERATING RESULTS AND FINANCIAL CONDITION

Three Months Ended May 29, 1998, and May 30, 1997

Sales:

The Company's net sales increased $4.3 million, or 16%, from $27.6 million for the three months ended May 30, 1997, to $31.9 million for the three months ended May 29, 1998. The automotive market sales for the three months ended May 29, 1998, increased 13% to $21.7 million. This increase in sales reflects the demand recovery from the labor unrest that affected the three months ended May 29, 1997, and increased demand for HD Novaflex products in the automotive market.

Sales to the datacom market increased 40% to $4.5 million for the three months ended May 29, 1998. HD Novaflex products used in computers and portable communication devices account for this increase. Sales to all other markets are reflected below.

Market                    Three Months Ended
(in thousands)        May 29, 1998   May 30, 1997   Gross Change    % Change

Automotive               $21,683       $19,272         $2,411         12.5%
Datacommunications         4,529         3,233          1,296         40.1%
Industrial                 1,814         2,019          (205)       (10.2%)
Consumer                   1,051         1,054            (3)         (.3%)
Aerospace/Defense          2,814         2,015            799         39.7%
                         _______       _______        _______       _______
                         $31,891       $27,593         $4,298         15.6%

Gross Profit:

In total, gross profit increased $70,000 from $2.7 million for the three months ended May 30, 1997 to $2.8 million for the three months ended May 29, 1998. The gross loss at Micro Products decreased $288,000 reflecting somewhat higher revenue and lower depreciation expenses.

The Interconnect and Materials gross margin declined $217,000 on $4.2 million more sales. Lower margins on HD Novaflex products and higher overhead costs account for this decline. HD Novaflex products accounted for 21% of Interconnect and Materials revenue. These products are experiencing high demand and total gross margin dollars is expected to increase with greater throughput. Increased depreciation and labor costs account for the increases in overhead expenses.

Three Months Ended           May 29, 1998                  May 30, 1997
(in millions)
                  Interc &     Micro     Total    Intercon &   Micro   Total
                  Materials    Prod     Company   Materials    Prod   Company

Sales              $31,537    $  353    $31,890    $27,382    $  211  $27,593
Cost of sales       25,522     3,572     29,094     21,150     3,715   24,865
Gross profit         6,015   (3,219)      2,796      6,232   (3,504)    2,728
% of sales           19.1%       N/A       8.8%      22.7%       N/A     9.9%

Sales and marketing expenses increased $274,000, or 12%, from $2.2 million for the three months ended May 30, 1997, to $2.5 million for the three months ended May 29, 1998. Increased sales staffing, travel costs, and commission expense accounted for the increase.

General and administrative expenses increased $418,000, or 25%, from $1.7 million for the three months ended May 30, 1997, to $2.1 million for the three months ended May 28, 1998. The increases were due to a variety of expenses including salaries, maintenance, and depreciation expense primarily incurred to support improved information systems. General and administrative expenses totaled 7% of sales for the three months ended May 29, 1998, and 6% of sales for the three months ended May 30, 1997.

Research and development expenses increased $63,000, or 6%, from $983,000 for the three months ended May 30, 1997, to $1,046,000 for the three months ended May 29, 1998. The increase is a combination of increased salaries and depreciation offset by a decline in outside consulting and travel cost.

Interest costs and activities for the noted period are detailed below:

(in thousands)                Three Months Ended

                         May 29, 1998     May 30, 1997      Change

Gross interest expense      $ 1,141          $   811        $   330
Capitalized interest          (525)            (399)          (176)
                            _______          _______        _______
Net interest                $   566          $   412        $   154

During the current quarter, significantly higher borrowings accounted for the increase in gross interest costs. These borrowings were incurred to support capital expenditures and losses from Micro Products operation.

After the restructuring costs, impairment charges, and other expenses, the pretax operating loss for the three months ended May 29, 1998 was $11.2 million. This compares with a pretax loss for the three months ended May 30, 1997 of $2.6 million.

For the three months ended May 29, 1998, the tax provision of $7.8 million reflects a change in estimate concerning the ultimate recovery of the Company's deferred tax assets. Because of recent restructuring and write-offs, as well as continuing losses at the Company's Micro Products venture, the Company has established an allowance for all of its tax assets. This provision effectively writes down all tax assets to zero. During the three months of 1997, tax benefits were provided at 34%.

Net loss before convertible stock dividends, including all charges and allowances, was $19.0 million. After $96,000 of preferred stock dividends, net loss applicable to common shareholders was $19.1 million. For the same period one year ago, net loss applicable to common shareholders was $1.7 million.

On a per share basis, net loss applicable to common shareholder was $1.98 on both a basic and diluted basis. Weighted average shares outstanding during the three months ended May 29, 1998 were approximately 9,634,000.

Financial Condition:

On June 19, 1998, the Company executed a new credit agreement with a group of lenders lead by Norwest Bank, N.A. as agent. This agreement provides the Company with up to $60 million in financing and completely replaces the prior credit facilities. The new agreement provides three separate facilities: a revolver facility of up to $25 million based on the Company's working capital; a term facility for $16 million based on the appraised value of the Company's unencumbered equipment; and a bridge facility for $19 million. Interest on the revolver and the term facility will be charged at the base rate (prime rate) plus 1%. Interest on the bridge facility will be charged at base plus 3%. The bridge facility also carries a deferred interest charge of 13.5 percent due at payment of the facility. Once the bridge facility is paid off, interest on the remaining two facilities will then be charged at the base rate (prime rate). The agreement also calls for the issuance of warrants at a price to be determined based on future events. The minimum number of warrants will be 100,000. The maximum number of warrants will be 250,000. The bridge facility calls for principal amortization of $5.0 million on August 28, 1998, $4.5 million on November 30, 1998, and $3.2 million on May 31, 1999 and November 30, 1999, with the remaining balance due on May 31, 2001. The term loan calls for interest only payments until January 1, 1999, when monthly principal payments of $205,000 begin. All unamortized term facility amounts are due May 31, 2001. The revolving facility requires monthly interest payments and is due May 31, 2001. The agreement requires certain covenants that restrict the payments of cash dividends, capital expenditures, maintain certain levels of net worth and net income, and maintain certain levels of cash flows from operations as defined.

The May 29, 1998 balance sheet reflects the new credit agreement in the classification of bank debt as current and non-current liabilities.

The Company anticipates the addition of new equity capital to enhance liquidity, to fund the payment of the bridge bank facility, and to provide additional funds for general corporate purposes. Additional funds are expected before the end of the fiscal year in the amount of $25 - $35 million, although there can be no assurance the Company can complete such financing.

In late April, the Company received an overpayment from a customer in the amount of $9.3 million. The customer has been contacted and the overpayment will be applied to the customer's accounts and the excess will be refunded. The refund of the overpayment is expected to take place in July 1998. Such payment is estimated to be $6.2 million, offsetting trade receivables due from the customer.

The Company's current ratio at May 29, 1998 was 0.73, reflecting $15.3 million of current long-term debt and a $9.3 million liability for a customer overpayment in current liabilities.

On August 29, 1997, the Company sold an aggregate of 15,000 shares of Series B Convertible Preferred Stock, to the selling shareholders pursuant to the Convertible Preferred Stock Purchase Agreement among the Company and the selling shareholders. The Series B Preferred Stock is entitled to dividends, payable in cash or shares of common stock at the election of the Company. The conversion price for the Series B Preferred Stock is dependent on the market prices for the Company's common stock. In connection with the issuance of the Series B Preferred Stock, the Company granted to each selling shareholder warrants to purchase shares of the Company's common stock. The aggregate amount of shares of common stock the Company is obligated to issue under the warrants is 67,812 shares at an exercise price of $27.65 per share. The Company also granted to the selling shareholders certain registration rights with respect to the shares of the Company's common stock issuable to the selling shareholders upon conversion of the Series B preferred Stock, accrued dividends and the warrants.

Pursuant to the terms of the Agreement, the Company was given the right, subject to the satisfaction of certain conditions, to require the selling shareholders to purchase shares of Series C Convertible Preferred Stock, par value $1.00 per share, with terms identical to the Series B Preferred Stock for an aggregate additional purchase price of up at $15 million. However, one of the conditions to the Company's exercise of such right has failed to occur, since the Company's common stock has traded below $12.00 for a period of five consecutive trading days. As a result, the selling shareholders can refuse to purchase such shares of Series C Preferred Stock upon any attempted exercise by the Company of such right. The Company does not intend to seek funding of the Series C Preferred shares.

There were no conversions of Series B Preferred Stock during the third quarter. $7.65 million or 7,650 shares of preferred remained outstanding at May 29, 1998. If all of the Series B were converted at May 29, 1998, approximately 850,000 shares of common stock would be issued.

Prospective Information:

Significant events are currently taking place and will continue to take place during the next several months. The expected production ramp up at the Micro Products business is one of these events. The Company's ability to generate significant revenues with acceptable production costs will be critical. Failure to do so will result in continued losses from this business unit.

Also, margins in the core businesses have been unacceptably weak. The Company is taking specific steps to increase gross margin dollars by reducing production costs and increasing throughput and related revenues. Demand for the Company's Novaflex HD products is expected to increase over the near term. The Company has the capacity in place to meet this demand and expects greater revenue to result in greater gross margin dollars from this family of products.

The current strike at General Motors will have an adverse effect on the Company's revenue during the fourth quarter of fiscal 1998. The Company's average weekly shipment to GM and first-tier suppliers supporting GM is $350,000 per week.

The Company is aware of computer programming problems associated with the year 2000 and has elected to install new year 2000 compliant systems which is expected to be in full use by early fiscal 1999. The Company is in the process of evaluating its remaining peripheral computer systems and has not made a determination of the year 2000 effect on these systems or the cost to correct any problems that should arise. Additionally, the Company cannot reasonably estimate or anticipate problems or expenses due to a customer or supplier's system experiencing year 2000 problems.

PART II - OTHER INFORMATION


SHELDAHL, INC. AND SUBSIDIARY
FORM 10-Q


Item 6.	Exhibits and Reports on Form 8-K

A) Exhibits

11 Statement regarding computation of earnings per share

27	Financial data schedule

27.1 Restated financial data schedule for the quarter ended
     November 28, 1997

27.2 Restated financial data schedule for the quarter ended
     February 27, 1998

B)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended May 29, 1998.

	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHELDAHL, INC.
(Registrant)


Dated:  July 13, 1998	           By	/s/ James E. Donaghy
                                 Chief Executive Officer

Dated:  July 13, 1998           	By	/s/ Edward L. Lundstrom
                                 President

Dated:  July 13, 1998	           By	/s/ John V. McManus
                                 Vice President, Finance