Form 10-Q/A
period 1998-05-29
SHELDAHL INC
filed 1998-08-18
CIK 89615

SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

Form 10-Q / A




(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 	(Amendment No. 1)

	OR

(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


For Quarter Ended May 29, 1998	Commission File Number:  0-45


	SHELDAHL, INC.
	(exact name of registrant as specified in its charter)



            Minnesota                                 41-0758073
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)




           Northfield,Minnesota                              55057
(Address of principal executive offices)	(zip code)



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

PART II - OTHER INFORMATION


SHELDAHL, INC. AND SUBSIDIARY
FORM 10-Q /A


Item 5.	Other Information

	The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders is August 2, 1998. Additionally, pursuant to the advance notice provisions of the Company's bylaws regarding properly brought business, if the Company receives notice of a shareholder proposal before November 15, 1998 or after November 30, 1998, such proposal will be considered untimely and not of a nature that is appropriate for consideration at the 1999 Annual Meeting of Shareholders.

	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SHELDAHL, INC.
(Registrant)



Dated:  August 13, 1998         	By	/s/ James E. Donaghy
Chief Executive Officer



Dated:  August 13, 1998         	By	/s/ Edward L. Lundstrom
President



Dated:  August 13, 1998         	By	/s/ John V. McManus
Vice President, Finance