Form 10-K/A
period 1997-08-29
SHELDAHL INC
filed 1998-11-04
CIK 89615

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 2 to Form 10-K

	(Mark One)

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		X      	SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended August 29, 1997

OR

			      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Transition period from ________________ to

Commission File No.  0-45

                    SHELDAHL, INC.
(Exact name of registrant as specified in its charter)

           	Minnesota	                           		41-0758073
	(State or other jurisdiction of	              (I.R.S. Employer
	incorporation or organization)               	Identification No.)

    1150 Sheldahl Road
	   Northfield, MN 55057
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code:  (507) 663-8000

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock,
$.25 par value
Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES: X    	NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of shares held by non-affiliates was approximately $172,000,000 on November 6, 1997, when the last sales price of the Registrant's Common Stock, as reported in the Nasdaq National Market System, was $19.00.

As of November 6, 1997, the Company had outstanding 9,045,480 shares of Common Stock, $.25 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement for its annual meeting to be held January 8, 1997, are incorporated by reference in Part III of this Form 10-K.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters is hereby amended to include the following information pursuant to Item 701 of Regulation S-K:

	On August 19, 1997, the Board of Directors of the Company authorized a private placement of its newly created Series B Convertible Preferred Stock, $1.00 par value per share, and Warrants (the Warrants) to purchase shares of the Company's Common Stock, $.25 par value per share (the Preferred Stock), to a group of five accredited investors (the Investors). The Board also authorized granting the Investors certain registration rights with regard to the shares of Common Stock underlying the Preferred Stock and the Warrants. The closing of the private placement occurred on August 29, 1997. Based on the manner of sale and representations of the Investors, all of which were accredited, the Company believes that pursuant to Rule 506 of Regulation D, the private placement was a transaction not involving any public offering within the meaning of section 4(2) of the Securities Act of 1933, as amended, and was, therefore, exempt from the registration requirements thereof.

Preferred Stock.

	The Company sold an aggregate of 15,000 shares of the Preferred Stock to the Investors for an aggregate purchase price of $15,000,000, pursuant to the Convertible Preferred Stock Purchase Agreement among the Company and the Investors (the Agreement). Pursuant to the terms of the Agreement, the Company has the right, subject to the satisfaction of certain conditions, to require the Investors to purchase shares of Series C Convertible Preferred Stock, par value $1.00 per share, with terms identical to the Preferred Stock (Series C Preferred Stock), for an aggregate additional purchase price of up to $15,000,000. If the Company exercises its right to sell any shares of the Series C Preferred Stock, it may not sell less than $1,000,000 worth of the Series C Preferred Stock.

	The Preferred Stock is entitled to 5% dividends, payable upon conversion, in shares of Common Stock or cash, at the option of the Company. The Preferred Stock is convertible into shares of the Company's Common Stock at any time. Each holder of Preferred Stock is entitled to convert each share of Preferred Stock into that number of shares of Common Stock that equals $1,000 plus accrued dividends divided by the Conversion Price. The Conversion Price is (1) the lesser of 110% of the average per share market value of the Company's Common Stock for five (5) business days immediately preceding August 28, 1997, or (2) 101% of the average of the five lowest consecutive per share market values during the thirty (30) business days immediately preceding the conversion date. The Conversion Price is subject to adjustment for certain dilution and market price events.

	Under certain circumstances, when the Company's Common Stock trades at less than $20 per share for ten (10) consecutive business days, the conversion rights of the holders of the Preferred Stock are limited pursuant to the Agreement.

	The Company may require holders of Preferred Stock to convert to Common Stock provided that the Company's Common Stock trades at certain pre-set price levels. The Company may also redeem the Preferred Stock under certain circumstances. The Company is obligated to redeem the Preferred Stock, at the option of the holders, in the event the Company defaults under certain obligations which are part of the terms of the Preferred Stock.

	Pursuant to the terms of the Agreement, the Company's Chief Executive Officer and Vice President, Finance have executed a lock-up agreement, pursuant to which each of them committed not to sell more than 10% of the shares of the Company's Common Stock beneficially owned by him for a period of forty-five (45) days following August 29, 1997, and for the forty-five (45) day period following any closing for the Series C Preferred Stock. The Lock Up period expires prior to the end of the 45-day period if a registration statement covering the Preferred Stock and Warrants or Series C Preferred, as the case may be, is declared effective. The Lock-Up Agreements exclude the exercise and sale of shares issued to the officers under the Company's stock option or similar plans.

	The Agreement between the Company and the Investors, and the Certificate of Designation for the Preferred Stock, are incorporated herein by reference as Exhibits 4.1 and 4.2 to the Company's Report on Form 8-K filed on September 10, 1997. The foregoing description of the Agreement and the Preferred Stock does not purport to be complete and is qualified in its entirety by reference to such exhibits.

Warrant.

	In connection with the issuance of the Preferred Stock, the Company also granted to each Investor a Warrant to purchase shares of the Company's Common Stock. The aggregate amount of shares of Common Stock the Company is obligated to issue under the Warrants is 67,812 at an exercise price of $27.65 per share. The form of Warrant issued by the Company to the Investors is incorporated herein by reference as Exhibit 4.3 to the Company's Report on Form 8-K filed on September 10, 1997.

Registration Rights.

	The Company granted the Investors certain registration rights. The registration rights cover all shares of Common Stock issuable to the Investors upon conversion of the Preferred Stock, whether Series B or Series C, and upon exercise of the Warrants. The Company is obligated to file a shelf Registration Statement within twenty-five (25) days of August 29, 1997 on Form S-3. If the Company issues to the Investors any Series C Preferred Stock, the Company is obligated to file an additional shelf Registration Statement within twenty-five (25) days of the closing date for the sale of such Series C Preferred Stock.

	The Registration Rights Agreement between the Company and the Investors specifying the terms of the registration rights is incorporated herein by reference as Exhibit 4.4 to the Company's Report on Form 8-K filed on
September 10, 1997.   The foregoing description of the Registration Rights
does not purport to be complete and is qualified in its entirety by reference to such Exhibit.

Use of Proceeds.

	The proceeds from the private placement will be used by the Company to pay expenses associated with operations at the Longmont Facility and for capital expenditures. The Company will not receive any proceeds from the resale of the shares of Common Stock issuable to the Investors upon conversion of the Preferred Stock. If the Warrants are exercised in full, the Company will receive approximately $1,875,000. Such amount is intended to be used by the Company for working capital purposes. There can be no assurance, however, that the Warrants will be exercised.

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 4, 1998				SHELDAHL, INC.

                     							By:   /s/James E. Donaghy
                         								James E. Donaghy
                         								Chief Executive Officer

                     							By:  /s/Edward L. Lundstrom
                            					Edward L. Lundstrom
                         								President

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on November 4, 1998 and in the capacities indicated.

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

By         *					         Chairman of the Board and Director
James S. Womack

By	/s/ James E. Donaghy		 Chief Executive Officer and
James E. Donaghy			       Director (principal executive officer)

By		*				                 President
Edward L. Lundstrom

By	/s/ John V. McManus		  Vice President - Finance
John V. McManus		        	(principal financial & accounting officer)

By		*	                 			Director
John G. Kassakian

By		*	                 			Director
Gerald E. Magnuson

By		*	                 			Director
William B. Miller

By		*	                 			Director
Kenneth J. Roering

By		*	                 			Director
Richard S. Wilcox

By		*		                 		Director
Beekman Winthrop

By	/s/ John V. McManus
John V. McManus
Attorney-in-fact