Form 10-K405
period 1998-08-28
SHELDAHL INC
filed 1998-12-03
CIK 89615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED AUGUST 28, 1998

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

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES  X     NO
                                       -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of shares held by non-affiliates was approximately $67,470,936 on November 25, 1998, when the last sales price of the Registrant's Common Stock, as reported in the Nasdaq National Market System, was $7.00.

As of November 25, 1998, the Company had outstanding 10,890,729 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE COMPANY'S DEFINITIVE PROXY STATEMENT FOR ITS ANNUAL MEETING TO BE HELD JANUARY 13, 1999, ARE INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Sheldahl creates and distributes thin, flexible laminates and their derivatives to worldwide markets. The Company's laminates are of two types: adhesive-based tapes and materials, and its patented adhesiveless material, NOVACLAD-Registered Trademark-. From these materials, Sheldahl fabricates high-value derivative products: single- and double-sided flexible interconnects and assemblies under the trade names FLEXBASE-Registered Trademark-, NOVAFLEX-Registered Trademark- HD and NOVAFLEX-Registered Trademark- VHD and substrates for silicon chip carriers under the trade names VIAARRAY-Registered Trademark- and VIATHIN-Registered Trademark-.

         The Company's high performance products - VIAARRAY, VIATHIN and NOVACLAD VHD - are based on the Company's patented NOVACLAD laminate. These products provide substantial benefits compared to traditional flexible circuits, including the capability for very fine circuit traces and very small holes, or vias, thus utilizing both sides of the laminate for circuit routing reducing size and cost per function. The Company has designed its NOVACLAD-based products to be used as a base material for high performance printed circuits and IC substrates. The Company has developed its VIATHIN to enable integrated circuit ("IC") manufacturers to package future generations of ICs economically by attaching the silicon die to a VIATHIN substrate manufactured by the Company or other circuitry manufacturers using the Company's NOVACLAD or VIAARRAY products. As ICs are becoming increasingly powerful, they produce more heat and require a greater number of connections to attach the silicon die, placing substantially greater demands on IC packaging materials. NOVACLAD VHD utilizes many of the product features of VIATHIN in applications other than IC packages.

         Over the past four fiscal years, the Company has made significant investments in its Longmont, Colorado facility. To date, operations from this facility have resulted in significant losses, which are expected to continue through fiscal 1999. The Company has financed its activities at Longmont primarily through the issuance of common stock, preferred stock and debt financing.

         The capital expenditure plan for fiscal 1999 has been significantly reduced from historical levels as sufficient manufacturing capacity is in place to meet market demand. Reduced capital spending, along with anticipated improving cash flow from operations, and funds available under its credit and security agreement are expected to provide adequate funds to meet the needs of the Company during fiscal 1999. However, the Company is in the process of seeking additional equity capital to ensure sufficient funds are available to support the ongoing operations of the Company, and to meet certain covenants under its credit and security agreement. (See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition). There can be no assurance that the Company will be successful in its attempt to raise additional capital on terms acceptable to the Company.

PRODUCTS

         NOVACLAD. NOVACLAD is a thin and flexible adhesiveless copper laminate used in the design and manufacture of flexible interconnects and high-density substrates. NOVACLAD consists of a polyimide film onto which copper has been vacuum deposited on both sides. After the vacuum deposition process, additional copper is plated onto the laminate to achieve a desired thickness of copper ranging from 5 microns to 35 microns (a micron is one-millionth of a meter). NOVACLAD provides a number of important benefits when compared to traditional adhesive-based laminates, including the capability for finer circuit traces (down to 1 mil, or .001 inch) and corresponding higher circuit density, greater heat tolerance and dissipation, improved signal speed and impedance control, increased dimensional stability, resistance to chemicals and greater durability. Because of these characteristics, the Company believes that NOVACLAD is a cost-effective, high-performance solution for a broad range of interconnect systems, especially high-density substrates for IC packages and multi-chip modules. In fiscal 1998, 1997, and 1996 the Company sold $25.2 million, $13.4 million, and $15.8 million, respectively, of NOVACLAD-based products, primarily for harsh, under-the-hood automotive applications where NOVACLAD'S heat tolerance and chemical resistance characteristics provide superior performance.

         VIAARRAY. VIAARRAY is a higher-value-added form of NOVACLAD with pre-drilled small holes, or vias, measuring down to 1 mil in diameter. VIAARRAY is coated with copper and enables the transmission of electrical currents between the two sides of the laminate. The combination of thin copper traces and very small vias permits the design of circuits that are up to six times denser than current flexible circuitry technology. Because of its adhesiveless character, VIAARRAY provides all of the benefits of NOVACLAD. The combination of these characteristics allows circuit fabricators the opportunity to eliminate several costly processing steps in the manufacture of printed circuits. The Company believes this product provides solutions for a variety of applications, including high density interconnects, IC packages and multi-chip modules. The Company believes there is also an opportunity for rigid printed circuit manufacturers to use VIAARRAY based circuits as an interlayer in multilayer circuit boards.

         VIATHIN. The Company uses VIAARRAY in the manufacture of high-density substrates primarily for IC packages. Those high-density substrates are called VIATHIN. The material properties of VIAARRAY allow for very dense circuitry patterns which enable IC designers to improve the processing capabilities of ICs by increasing the number of connections to the silicon die, while reducing the cost per connection. VIATHIN enhances signal speed because its traces are very smooth and its dimensional stability is maintained. These features allow the Company's VIATHIN to be designed into ball grid array, pin grid array, and other high-density IC packages. The Company's strategy is to target the high-density segment of the market for IC packaging and multichip module applications where circuit density requirements as small as 1 mil traces and vias can be met using VIATHIN. As the market for high-density substrates develops, the Company will consider licensing the manufacturing process of its high-density substrates to increase the demand for its VIAARRAY product. In fiscal 1998, sales of VIATHIN substrates accounted for $1.3 million or 1% of the Company's total revenue.

         NOVAFLEX VHD. The Company also uses VIAARRAY in the manufacture of circuits that require the very fine features an application outside of IC packages, such as direct chip attach circuitry for high-end disk drives such as the Seagate 9LP Cheetah Drive and other such applications. NOVAFLEX VHD, introduced in September 1998, utilizes similar processes of the Company's ViaThin product in applications that require two layers of circuitry to provide an increased number of interconnection in a relatively small physical space. The Company is targeting this product to high-end disk drives, personal communications devices and unique medical applications.

         FLEXIBLE INTERCONNECTS. The Company manufactures flexible printed circuitry and interconnect systems using traditional adhesive-based and NOVACLAD laminates. The Company's flexible printed circuitry is typically manufactured in a roll-to-roll process from polyester or polyimide film to which copper is laminated. The laminate is processed through various imaging, etching, and plating processes and then selectively protected with a dielectric covering to produce a flexible printed circuit. Automated screen-printing and photo imaging processes produce single- and double-sided flexible circuits with lines and spaces down to 5 mils (.005 inch) in width. The Company uses its NOVACLAD laminate to produce high performance flexible circuits primarily for demanding under-the-hood automotive applications, which require greater circuit density, enhanced heat and chemical resistance, and dimensional stability. In fiscal 1998 and 1997, NOVACLAD-based interconnect products represented revenue of approximately $23.5 million and $13.0 million, respectively.

         All of the Company's flexible printed circuits are electrically tested prior to shipping. Additionally, the Company offers value-added processing, including surface mount assembly, wave soldering, connector and terminal staking, custom folding, stiffening, application of pressure-sensitive adhesive and hand soldering, in order to deliver a ready-to-use interconnect system to the end customer. The Company's targets applications where increased performance, reduced size and weight, ability to accommodate packaging contours or a reduction in the number of assembly steps is desired to reduce the customer's overall cost. Flexible printed circuitry and interconnect systems, including NOVACLAD-based products, accounted for $87.4 million, or 75%, of the Company's total revenue for fiscal 1998.

         MATERIALS. The Company's other materials products consist of adhesive-based tapes and other flexible laminates used in a variety of applications. Moisture barrier tape and flat cable is tape used in automobile air bag systems. Splicing tape is used in the manufacture of commercial and industrial sandpaper belts, and thermal insulating blankets are used primarily in the aerospace/defense market for satellites. The Company produces its materials using coating, laminating, and vacuum metalizing processes. Coating involves applying chemicals or adhesives to a thin flexible material. Laminating consists of combining two or more materials through applications of heat and pressure. Vacuum metalizing typically involves placing a metal onto a thin film, foil, or fabric by evaporation, sputtering, or pattern deposition. The Company's flexible laminates provide extended flexibility, strength, conductivity, durability and heat dissipation. The Company's materials provide extended flexibility, strength, conductivity, durability, and heat dissipation. The Company consumes approximately one-half of the material it produces in the manufacture of flexible printed circuitry and interconnect systems. In fiscal 1998, external sales of materials accounted for $28.6 million, or 24%, of the Company's total revenue.

SALES AND CUSTOMER SUPPORT

         The Company's sales and customer support efforts are directed by product or market managers who are responsible for defining target markets and customers, strategic product planning and new product introduction. These product or market managers supervise a sales force of account managers, which are supported by engineers, technicians and customer service personnel. The Company employs a team approach led by account managers who work extensively with the Company's customers at the design stage, seeking to influence product designs and applications, particularly in the automotive and emerging datacommunications product areas. The Company believes that its close ties with customers at all stages of a project distinguish it from many competitors who manufacture products according to customer specifications without providing significant design, technical or consulting services. Account managers also coordinate appropriate design, research and development, engineering, order fulfillment and other personnel to support customer needs. To supplement its direct sales efforts, the Company uses domestic and international distributors. The cornerstone of the Company's sales and customer support strategy is to provide superior customer service, from prompt and efficient technical support to rapid delivery of prototype and production orders through its electronic data interchange and just-in-time delivery capabilities.

         AUTOMOTIVE ELECTRONICS. In the automotive electronics market, the Company has enjoyed increasing sales through its strategy of working very closely with its customers beginning at the design stage. The Company's technical design and sales office in Detroit, Michigan is currently staffed with engineers, designers and sales personnel in order to provide automotive customers with comprehensive support. In fiscal 1998, 15.4%, 10.2% and 10.3% of the Company's net sales went to multiple sourcing locations of Motorola, Inc., Ford Motor Company, and Siemens, respectively. The Company also provides products, through first tier suppliers, to Chrysler and the U.S. operations of Honda and Toyota.

         INTERNATIONAL. The Company works with European manufacturers and suppliers and has had a sales presence in Europe since February 1992, including its current sales office in Frankfurt, Germany. The Company supplements its direct sales efforts with independent manufacturers' representatives and distributors in Europe and Asia, principally for flexible laminates. The Company's export sales during fiscal years 1998, 1997 and 1996 were $24.5 million, $15.0 million and $12.0 million, respectively.

         During fiscal 1998, the Company's exposure to foreign currency risk declined as two large programs were converted to the United States Dollar. The Company maintains a limited exposure to foreign currency risk with smaller sales contracted in British Sterling, German Marks and French Francs. These contracts and the exchange rate are reviewed periodically. As of August 28, 1998, the Company has no material contracts in any currency not mentioned above. Beginning January 1, 1999, the Euro, the new European currency, will be used commercially. As of August 28, 1998, none of the Company's customers or suppliers have suggested pricing any contracts in Euro. However, in order to remain competitive, the Company anticipates pricing certain contracts in Euro and has systems in place to support such contracts by converting foreign currency transactions to six decimal places. When warranted by the size of foreign currency contracts, the Company will use a variety of hedging techniques, including financial derivatives, to prudently reduce, but not eliminate, its exposure to foreign currency fluctuations. No such contracts existed as of August 28, 1998.

MANUFACTURING

         The Company manufactures and assembles its products in Northfield, Minnesota; Britton, South Dakota; and Longmont, Colorado. The Company focuses on quality in its manufacturing efforts, and believes that its vertically integrated manufacturing capabilities enhance its ability to control product quality. The Company has been a qualified supplier to various automotive manufacturers for many years and has received QS9000/ISO9001 certification in its Minnesota and South Dakota facilities. The Company also employs contract manufacturing relationships for the assembly of products in Mexico and Canada.

         The Company uses a continuous roll-to-roll manufacturing process to efficiently produce a large volume of high-quality flexible laminates using coating, laminating, and vacuum metalizing techniques. The Company consumes approximately one-half of the flexible laminates it produces for the manufacture of circuitry and interconnect systems. The Company converts flexible laminates into circuits by using either photo exposing or screen printing to image the circuit patterns onto flexible laminates. The laminates then go through various etching and plating processes that result in copper patterns remaining on the laminate. The circuits are then protected with a dielectric covering. The Company processes certain of its flexible circuitry into interconnect systems. These process capabilities include surface-mount assembly, wave soldering, connector and terminal staking, custom folding, stiffening, application of pressure-sensitive adhesive, and hand soldering. These interconnect assembly functions are performed at the Company's facilities in Britton, South Dakota, or at Maquilladora Operations in Mexico and Canada.

         To manufacture its emerging NOVACLAD products, the Company constructed a 102,000 square foot building in Longmont, Colorado (the "Longmont Facility"). Manufacturing at the Longmont Facility includes a series of integrated roll-to-roll processes including via generation, metalization, plating, photoimaging, developing, selective etching, and electrical testing. The current annual production capacity of the Longmont Facility is approximately 4 million square feet of NOVACLAD and approximately 375,000 total square feet of VIAARRAY, VIATHIN and NOVACLAD VHD. The Longmont Facility has been designed to allow for expansion in increments of approximately 400,000 square feet of finished product, consisting of varying amounts of VIAARRAY, VIATHIN AND NOVAFLEX VHD and high-density substrates. The Company's investment to date in the Longmont Facility, including the site, building, and equipment purchased or leased by the Company, is approximately $65.6 million.

         In August 1995, the Company entered into various agreements to form a joint venture in Jiujiang Jiangxi, China with Jiangxi Changjiang Chemical Plant and Hong Kong Wah Hing (China) Development Co., Ltd. Under the agreements, the Company licensed certain technology to the joint venture and provided certain technical support. The Company has received a 20% ownership interest in the joint venture and received cash payments totaling $900,000 upon completion of certain milestones. The joint venture is being established to manufacture flexible adhesive-based laminates and associated cover film tapes in China. Under the terms of the agreements, the joint venture will market these products in China, Taiwan, Hong Kong and Macau and the Company will market the products produced by the joint venture in all other markets. The Company expects manufacturing under this joint venture to commence in fiscal 1999. After manufacturing and sales have begun, the Company is to receive royalties based on a percent of sales. The percentage used is a sliding scale based on the dollar volume of sales and the royalty year as defined. The minimum royalty payment is $100,000 per royalty year. The Company does not expect to earn royalties in excess of $100,000 per royalty year until after fiscal year 2001. The agreements also require that the Company purchase fixed amounts of the joint venture's licensed product. This purchase commitment is estimated to be approximately $450,000 per year for three years beginning in fiscal 2000.

RESEARCH AND DEVELOPMENT

         Sheldahl's recent research and development efforts have focused on opportunities presented by the demand for higher density and thinner packaging for electronic devices. The Company has also identified within its core technologies other opportunities for participation in the trend towards miniaturization within the electronics industry and has pursued these opportunities independently and through various consortia. Research and development expenses in fiscal 1999 are anticipated to decline as these opportunities are commercialized.

         In fiscal 1994, the ARPA Consortium was organized to develop a high-density, low-cost multichip module utilizing NOVACLAD as the base material. The ARPA Consortium is comprised of a vertically integrated team of non-competing companies, including four systems integrators (Silicon Graphics, Inc., Wireless Access, Inc., Hughes Missile Systems Company and Delco Electronics); a materials manufacturer (Sheldahl) and an assembly company (Jabil Circuit, Inc.). The ARPA Consortium has achieved various milestones, including validation of each of the essential processes for production of the Company's high-density substrates as a base material for low-cost multichip modules. In September 1995, ARPA agreed to extend its commitment to the consortium for the expansion of development of this technology using the Company's Z-LINK adhesive or other multilayering technologies. By 1997, the Company's Z-LINK adhesive was shown to be ineffective in high-density multichip modules. The Company is not expected to incur any future costs that will be reimbursed by ARPA, and the Company has completed its obligations under the consortium agreement. In addition to the ARPA Consortium, the Company also participated in various other consortia, including consortia managed by National Semiconductor and formed to develop
(i) low-cost plastic packaging and (ii) an IC attachment technique for a silicon die without using wires, known as a "flip chip". The initial order for the Company's NOVAFLEX VHD is a flip chip application.

         In August 1994, Sheldahl acquired a minority ownership interest in Joint Stock Company Sidrabe ("Sidrabe"), a privatized vacuum deposition developmental company located in Riga, Latvia. Sidrabe historically was a developmental agency for the former Soviet Union's military and aerospace programs, specializing in the design and production of vacuum deposition equipment. With the Company's ownership position in Sidrabe, the Company received worldwide rights to some key elements of Sidrabe technology and the Company has access to Sidrabe's scientific and technical personnel with extensive product and process expertise. The Company has also purchased certain manufacturing equipment from Sidrabe. The Company is currently exploring certain joint product development opportunities with Sidrabe. To date, no definitive agreement has been reached.

MOLEX JOINT VENTURE

         On July 28, 1998, the Company and Molex Incorporated ("Molex") formed a joint venture to design, market and assemble modular interconnect systems to replace wiring harnesses in primarily the automotive market. The new company was named Modular Interconnect Systems, L.L.C. and it is a Delaware limited liability company ("Origin"). Origin will utilize proprietary flexible products developed by the Company and proprietary connectors developed by Molex in the development of the new modular interconnect system as an alternative to conventional automotive wiring harnesses and flex circuit assemblies. The Company and Molex will supply their respective products to Origin pursuant to long-term supply contracts. The Company owns 40% and Molex owns 60% of Origin. Each party has a right of first refusal with respect to the other party's ownership interest. Origin is being funded by contributions from the Company and Molex. Certain development costs of those components to be designed and developed by Sheldahl for the new systems will also be reimbursed by Molex and other development costs may be funded by loans from Molex. Both the Company and Molex granted Origin a non-exclusive license to certain of their intellectual property for purposes of producing the new modular interconnect systems. Each license takes effect and is contingent upon a change of control of the Company or Molex and the purchase of such person's membership interest in Origin. The documents relating to the joint venture were filed as exhibits to the Company's Current Report on Form 8-K, filed August 28, 1998.

SUPPLIERS

         The Company qualifies strategic suppliers through a Vendor Certification Program, which limits the number of suppliers to those who provide the Company with the best total value and quality. The Company closely monitors product quality and delivery schedules of its supply base. Certain raw materials used by the Company in the manufacture of its products are currently obtained from single sources. The Company has not historically experienced significant problems in the delivery of these raw materials. The Company currently depends on one supplier for its polyimide supply, which serves as the base material for the Company's NOVACLAD family of products. This supplier currently manufacturers this polyimide film in the United States and Japan through multiple production lines. There have been no interruptions of supply from this vendor over the last three years. The Company continues to evaluate other sources of supply for polyimide film as well as other single sourced raw materials. The Company believes that other manufacturers' products are available, thus any interruption in supply from these vendors would not have a material adverse effect on the Company's operations.

COMPETITION

         The Company's business is highly competitive with principal competitive factors being product quality, performance, price and service. The Company believes its vertical integration, which allows it to control product quality and manufacturing efficiencies better than many of its competitors, is a competitive advantage. Sheldahl's competitors include materials suppliers, flexible and rigid circuit manufacturers, as well as electronics manufacturers who produce their own materials and interconnect systems. Some of the Company's competitors have substantially greater financial and other resources than the Company. The Company's primary competitors with respect to its flexible printed circuitry and interconnect systems include Pressac Limited (a U.K. company) and Parlex Corp. in the automotive electronics market and Mektec Corp., Fujikura Ltd. (a Japanese company) and ADFlex Solutions, Inc. in the datacommunications market. The Company's primary competition for its flexible laminate products includes Rogers Corporation and GTS Flexible Materials, Ltd. (a U.K. company).

         The Company's NOVACLAD, VIAARRAY and high-density substrates compete with other substrates produced through several alternative processes. These competing products include single-sided, polyimide-based, etched copper laminate produced using various methods of production by Minnesota Mining and Manufacturing, Inc. and several Japanese companies. The Company believes the production processes required for each of these competing substrates, which include copper sputtering, manual drilling and traditional etching techniques, are inherently more expensive than the Company's method of production and result in products that are not as easily utilized as the Company's emerging products in the design and production of higher-density IC packages. The Company's emerging products also compete with ceramic packaging products produced by companies such as Coors Electronic and Kyocera of Japan, although the Company believes these products are more expensive than the Company's substrate products, and with resin-based substrates supplied by companies such as produced by Amkor Electronics and Tessera, which the Company believes are limited in their ability to accommodate increased circuit densities beyond current levels. The Company expects these and other competitors will continue to refine their processes or develop new products that will compete on the basis of cost and performance with the Company's emerging products.

BACKLOG

         The Company's backlog consists of those orders for which the Company has delivery dates. Automotive customers typically provide for four to six weeks of committed shipments while datacommunications customers generally provide for up to eight weeks of committed shipments. The Company's backlog of unshipped orders as of August 28, 1998, and August 29, 1997, was approximately $23.5 million and $22.1 million, respectively. Generally, most orders in backlog are shipped during the following three months. Because of the Company's quick turn of orders to work-in-process, the timing of orders, delivery intervals, customer and product mix and the possibility of customer changes in delivery schedules, the Company's backlog at any particular date may not be representative of actual sales for any succeeding period.

PROPRIETARY TECHNOLOGY

         The Company owns three United States patents for NOVACLAD and the processes for making NOVACLAD and five additional applications are pending. Applications are pending for foreign patents on NOVACLAD in Japan, Canada and the European Patent Office. In addition, the Company has one United States patent and one Canadian patent relating to its Z-LINK adhesive product and has been informed that two additional United States patents relating to Z-Link have been allowed. Federal trademark registrations have been obtained on NOVACLAD-Registered Trademark-, VIAARRAY-Registered Trademark-, VIATHIN-Registered Trademark-, FLEXBASE-Registered Trademark-, NOVAFLEX-Registered Trademark-, NOVAFLEX HD-Registered Trademark- and Z-LINK-Registered Trademark-. In November 1998, the Company was awarded a patent for its SMARTHORN-Registered Trademark- horn switch technology. This technology provides design and assembly features that are targeted to improve the reliability of automotive horns and the amount of force required for horn actuation. Sheldahl also relies on internal security and secrecy measures and on confidentiality agreements for protection of trade secrets and proprietary know-how. There can be no assurance that Sheldahl's efforts to protect its intellectual property will be effective to prevent misappropriation or that others may not independently develop similar technology. The Company believes that it possesses adequate proprietary rights to the technology involved in its products and that its products, trademarks and other intellectual property rights do not infringe upon the proprietary rights of third parties. The Company's primary NOVACLAD patents expire between years 2009 and 2015.

         The Company was named as a defendant in a patent infringement matter regarding its NOVACLAD products which was dismissed for lack of jurisdiction in January 1994 and which has not been commenced elsewhere. There can be no assurance that this plaintiff or others will not bring other actions again the Company. The Company is also aware of a patent, which may cover certain plated through holes of the double-sided circuits made of the Company's NOVACLAD materials. Although no claims have been made against the Company under this patent, the owner of the patent may attempt to construe the patent broadly enough to cover certain NOVACLAD products manufactured currently or in the future by the Company. The Company believes that prior commercial art and conventional technology, including certain patents of the Company, exist which would allow the Company to prevail in the event any such claim is made under this patent. Any action commenced by or against the Company could be time consuming and expensive and could result in requiring the Company to enter into a license agreement or cease manufacture of any products ultimately determined to infringe such patent.

ENVIRONMENTAL REGULATIONS

         The Company is subject to various federal, state and local environmental laws relating to the Company's operations. The Company's manufacturing and assembly facilities are registered with the U.S. Environmental Protection Agency and are licensed, where required, by state and local authorities. The Company has agreements with licensed hazardous waste transportation and disposal companies for transportation and disposal of its hazardous wastes generated at its facilities. The Longmont Facility has been specifically designed to reduce water usage in the manufacturing process and employs a sophisticated waste treatment system intended to substantially reduce discharge streams. Compliance with federal and state environmental laws and regulations did not have a material effect on the Company's capital expenditures, earnings or competitive position during fiscal 1998. Similarly, fiscal 1999 capital expenditures to comply with such laws and regulations are not expected to be material. The Company believes it is in material compliance with federal and state environmental laws and regulations. As of August 28, 1998, the Company was not involved in any significant specific action, legal or regulatory, regarding environmental regulations.

EMPLOYEES

         As of October 30, 1998, the Company employed approximately 922 people in the United States and Europe, including 738 in production, 96 in sales, marketing, application engineering, and customer support, 32 in research and development and 53 in administration. The production staff consists principally of full-time workers employed in the Company's four currently operating manufacturing and assembly plants. In Northfield, Minnesota, production workers (approximately 399) are represented by the Union of Needletrade, Industrial and Textile Employees, which has been the bargaining agent since 1963. The Company has a one-year collective bargaining agreement with the Union, which expires in November 1999. The Company has never experienced a work stoppage and believes that its employee relations are good.

ITEM 2.  PROPERTIES.

         The Company owns two manufacturing facilities totaling 305,000 square feet and a 20,000 square foot administration and sales support office in Northfield, Minnesota. The Company also owns the 102,000 square foot facility in Longmont, Colorado. The Company leases a 30,000 square foot assembly facility in Aberdeen, South Dakota and owns a 30,000 square foot assembly facility in Britton, South Dakota. The Company also leases a 2,500 square foot technical sales and design office in Detroit, Michigan. Management believes that all facilities currently in use are generally in good condition, well maintained and adequate for their current operations. The Company also leases a production facility in Irvine, California which it has subleased. The Company is in the process of closing its Aberdeen, South Dakota facility and expects to vacate this property by the end of calendar year 1998.

ITEM 3.  LEGAL PROCEEDINGS

         The Company's operations expose it to the risk of certain legal and environmental claims in the normal course of business. The Company believes that these general matters will not have a material adverse effect on the Company's results of operations or financial condition.

         On August 25, 1998, Sheldahl commenced suit against SDRC Operations, Inc., which also does business as Metaphase and Structural Dynamics Research, Inc., in the United States District Court for the District of Minnesota. Sheldahl alleges that SDRC breached a contract to provide certain software to Sheldahl, breached warranties in connection with the contract, and misrepresented the nature of the software and number of licenses needed. Sheldahl also alleges that it paid consulting fees to SDRC for preparation and delivery of a software implementation plan but that SDRC failed to deliver the plan. Sheldahl claims damages in excess of $100,000. SDRC has demanded that Sheldahl make payment to it of approximately $750,000 for the software at issue. The matter is in the pleadings stage.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

ITEM 4A. EXECUTIVE OFFICERS

         The executive officers of the Company, who are appointed annually to serve one year terms, are as follows:


         Name                   Age         Date First Appointed                Position
         ----                   ---         --------------------                --------
James S. Womack                  70              1988                Chairman of the Board and Director

James E. Donaghy                 64              1991                Chief Executive Officer and Director

Edward L. Lundstrom              48              1997                President and Board of Director nominee

Beverly M. Brumbaugh             63              1991                Vice President - Human Resources and Corporate Excellence

Gregory D. Closser               46              1991                Vice President - Interconnect

Michele C. Edwards               34              1997                Vice President - Supply Chain Operations

James L. Havener                 55              1997                Vice President - Micro Products

John V. McManus                  51              1991                Vice President - Finance and Assistant Secretary

Roger D. Quam                    52              1991                Vice President - Materials

Sidney J. Roberts                52              1997                Vice President - Research and Development

Gerald E. Magnuson               67              1975                Secretary and Director


         JAMES S. WOMACK joined the Company in 1956 and served as President of the Company from 1971 to 1988 and as Chief Executive Officer from 1971 to 1991. He became a director of the Company in 1968 and was elected Chairman of the Board in 1988. Mr. Womack is a director of Gemini, Inc. and General Securities, Inc. Mr. Womack will be retiring from the Company's Board of Directors effective January 13, 1999.

         JAMES E. DONAGHY joined the Company in 1988 as its President and Chief Operating Officer and became President and Chief Executive Officer in 1991. In September 1997, he passed the title of President to Ed Lundstrom. He remains a director of the Company since 1988. Prior to that time, he held various executive-level positions at DuPont Company in Wilmington, Delaware. Mr. Donaghy is a director of Hutchinson Technology, Inc., William Mitchell College of Law, and the Institute of Printed Circuitry. Mr. Donaghy will become the Company's Chairman of the Board effective January 13, 1999.

         EDWARD L. LUNDSTROM was named President in September of 1997. Since joining the Company in 1976 as Corporate Tax Manager, he has held various positions with the Company: Executive Vice President, Vice President-Sales and Marketing, Vice President-Treasurer, Corporate Controller, Vice President-Interconnect, Vice President and Treasurer, President of the Sheldahl subsidiary, Symbolic Displays, Inc. (SDI), and Vice President, General Manager of the Northfield Circuit Division. Mr. Lundstrom is a director of Research Incorporated. Mr. Lundstrom will become the Company's President and Chief Executive Officer effective January 13, 1999. Mr. Lundstrom has been nominated to the Board of Directors.

         BEVERLY M. BRUMBAUGH joined the Company in 1961 and has served in several capacities since that time, including Director of Human Resources and Industrial Relations. He has been Vice President - Human Resources and Corporate Excellence since 1989. Mr. Brumbaugh is the former chairman of the American Electronics Association Minnesota Council for Quality. He is currently a member of the Manufactures Alliance where he serves on both the Human Resources and Quality Councils. Mr. Brumbaugh will retire on February 28, 1999.

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

         JAMES L. HAVENER joined the Company in January of 1998 as Vice President, Business Manager of Micro Products. He was previously Business Manager, Strategic Planning and Advance Products Marketing for 3M Company's Electronic Products Division.

         JOHN V. MCMANUS joined the Company in 1972 and has served as Vice President - Finance and Assistant Secretary since 1991. From 1987 to 1991, he served as Corporate Controller.

         ROGER D. QUAM joined the Company in 1969 and has served in several capacities since that time, including Business Manager of Engineered Products and Vice President of Engineered products. He has served as Vice President
- Composite Materials since September 1995, previously serving as Vice President - Materials Operations and Aviation Products beginning in 1988.

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

         GERALD E. MAGNUSON has served as Secretary of the Company since 1962 and a director since 1975. Mr. Magnuson is a retired partner in the law firm of Lindquist & Vennum P.L.L.P., Minneapolis, Minnesota, and a director of PremiumWear, Inc., Research, Incorporated, and Washington Scientific Industries, Inc.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is listed on the Nasdaq National Market under the symbol "SHEL". The following table sets forth the high and low sales prices of the Common Stock for the period indicated, as reported on the Nasdaq National Market.


                                                                        HIGH             LOW
                                                                        ----             ---
         FISCAL YEAR ENDED AUGUST 28, 1998:
         First Quarter                                                 24 5/8           15 1/4
         Second Quarter                                                18               12 15/16
         Third Quarter                                                 17 3/4           8 5/8
         Fourth Quarter                                                10 1/8           4 15/16

         FISCAL YEAR ENDED AUGUST 29, 1997:
         First Quarter                                                 19 1/4           14 7/8
         Second Quarter                                                26 3/4           18
         Third Quarter                                                 24 3/4           18 1/2
         Fourth Quarter                                                24 1/8           18


         On November 18, 1998, the last reported sales price of the Common Stock was $7 3/4. As of this date, there were approximately 2,000 record holders of the Company's Common Stock and an estimated additional 3,000 shareholders who held beneficial interests in shares of Common Stock registered in nominee names of banks and brokerages houses.

         Pursuant to its current credit and security agreement, the Company is restricted from declaring or paying cash dividends without the consent of the Company's lenders. The Company has never declared or paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its operations and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         PREFERRED STOCK. On July 2, 1998, the Board of Directors of the Company authorized a private placement of its newly created Series D Convertible Preferred Stock, $1.00 par value per share, and warrants (the "Warrants") to purchase shares of the Company's common stock, $.25 par value per share (the "Preferred Stock"), to a group of accredited investors (the "Investors"). On July 25, 1998 the Board approved the pricing for the private placement. The Board also authorized granting the Investors certain registration rights with regard to the shares of Common Stock underlying the Preferred Stock and the Warrants. The closing of the private placement occurred on July 30, 1998. Based on the manner of sale and representations of the Investors, the Company believes that pursuant to Rule 506 of Regulation D, the private placement was a transaction not involving any public offering within the meaning of section 4(2) of the Securities Act of 1933, as amended, and was, therefore, exempt from the registration requirements thereof.

         The Company sold an aggregate of 32,917 shares of the Preferred Stock to the Investors for an aggregate purchase price of $32,917,000, pursuant to a Convertible Preferred Stock Purchase Agreement among the Company and the Investors (the "Agreement").

         The Preferred Stock is entitled to 5% dividends, payable upon conversion, in shares of Common Stock or cash, at the option of the Company. The Preferred Stock is convertible into shares of the Company's Common Stock at any time. Each holder of Preferred Stock is entitled to convert each share of Preferred Stock into that number of shares of Common Stock that equals $1,000 plus accrued dividends divided by the conversion price. The conversion price is fixed at $6.15 per share. The conversion price is subject to adjustment for certain dilution and market price events.

         The Company may require holders of Preferred Stock to convert to Common Stock provided that the Company's Common Stock trades at certain pre-set price levels.

         The Agreement between the Company and the Investors, and the Certificate of Designation for the Preferred Stock, are incorporated herein by reference as Exhibits 4.1 and 4.2 to the Company's current report on Form 8-K filed August 18, 1998.

         In connection with the sale of the Preferred Stock, on July 25, 1998, the Company's Board of Directors amended the Company's Rights Plan to increase the threshold percentage from fifteen (15%) to twenty-two (22%), subject to certain conditions with respect to one of the Investors, Molex Incorporated ("Molex") and also approved Molex's acquisition under the Minnesota Business Combination Act ("MBCA"). The MBCA precludes certain business combinations with interested shareholders whose acquisition of beneficial ownership of 10% or more is not approved by a committee of disinterested directors.

         WARRANTS. In connection with the issuance of the Preferred Stock, the Company also granted to each Investor a Warrant to purchase shares of the Company's Common Stock. The aggregate amount of shares of Common Stock the Company is obligated to issue under the Warrants is 329,170 at an exercise price of $7.6875 per share. The form of Warrant issued by the Company to the Investors is incorporated herein by reference as Exhibit 4.3 to the Company's Current Report on Form 8-K filed August 18, 1998.

         REGISTRATION RIGHTS. The Company granted the Investors certain registration rights. The registration rights cover all shares of Common Stock issuable to the Investors upon conversion of the Preferred Stock and upon exercise of the Warrants. The Company is obligated to file a shelf Registration Statement on Form S-3 within twenty-five (25) days of July 30, 1998.

         The Registration Rights Agreement between the Company and the Investors specifying the terms of the registration rights is incorporated herein by reference as Exhibit 4.4 to the Company's Current Report on Form 8-K filed August 18, 1998.

         ADDITIONAL AGREEMENTS. In connection with the transactions contemplated by the Agreement, the Company granted Molex the right to select one representative for nomination to the Board of Directors of the Company, a right of first refusal to purchase the Company in the event that the Board of Directors elects to sell the Company and certain preemptive rights with respect to future equity or debt offerings.

         NEW BANK AGREEMENT. In June 1998, in connection with executing its new credit facility, the Company issued to its lenders five-year warrants to purchase in the aggregate 100,000 shares of its Common Stock at a price of $6.92 per share. Based on the representations of the lenders and their accredited status, the issuance of these warrants, pursuant to Rule 506 of Regulation D, was a transaction not involving any public offering within the meaning of section 4(2) of the Securities Act of 1933, as amended, and was, therefore, exempt from the registration requirements thereof.

         USE OF PROCEEDS. The proceeds from the private placement were used by the Company to repay a $19 million bridge facility and to improve the Company's liquidity position. The Company will not receive any proceeds from the resale of the shares of Common Stock issuable to the Investors upon conversion of the Preferred Stock. If the warrants issued to the Investors are exercised in full, the Company will receive approximately $2,530,494. If the Warrants issued to the Company's lenders are exercised in full, the Company will receive approximately $692,000. Such amounts are intended to be used by the Company for working capital purposes. There can be no assurance, however, that any of the warrants will be exercised.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein the "Management's Discussion and Analysis of Financial Condition and Results of Operations". The consolidated statements of operations data presented below as of and for the fiscal years ended August 30, 1996, August 29, 1997, and August 28, 1998, and the consolidated balance sheet data as of August 29, 1997, and August 28, 1998, have been derived from the Company's Consolidated Financial Statements included elsewhere in this report, which have been audited by Arthur Andersen LLP, independent public accountants. The statements of operations data set forth below for the years ended September 2, 1994 and September 1, 1995, and the balance sheet data set forth below at September 2, 1994, September 1, 1995, and August 30, 1996, are derived from audited financial statements not included herein.

                               Fiscal Years Ended
                      (in thousands, except per share data)


                                                 September 2,      September 1,      August 30,        August 29,        August 28,
Statements of Operations Data:                      1994              1995              1996              1997              1998
                                                    ----              ----              ----              ----              ----
     Net sales                                   $  88,346         $  95,216          $ 114,120         $ 105,266         $ 117,045
     Cost of sales                                  69,273            74,752             89,171            94,933           109,143
                                                    ------            ------             ------            ------           -------
     Gross profit                                   19,073            20,464             24,949            10,333             7,902
                                                    ------            ------             ------            ------           -------

     Expenses:
       Sales and marketing                           8,014             9,090              9,254             9,560             9,861
       General and administrative                    4,153             3,895              5,129             6,839             8,152
       Research and development                      2,366             2,270              2,755             4,705             3,881
       Restructuring costs                               -                 -                  -                 -             8,500
       Impairment charges                                -                 -                  -                 -             3,300
       Interest                                        946               875                539             1,298             2,547
                                                    ------            ------             ------            ------           -------
         Total expenses                             15,479            16,130             17,677            22,402            36,241
                                                    ------            ------             ------            ------           -------

     Income (loss) before provision for
       income taxes and cumulative effect
       of change in method of accounting             3,594             4,334              7,272           (12,069)          (28,339)
     Provision (benefit) for income taxes              800             1,200              2,500            (4,100)            2,952
                                                    ------            ------             ------            ------           -------
     Net income (loss) before cumulative
       effect of change in method of
       accounting                                    2,794             3,134              4,772            (7,969)          (31,291)
     Cumulative effect of change in
        method of accounting(4)                          -                 -                  -                 -            (5,206)
                                                    ------            ------             ------            ------           -------
     Net income (loss) before convertible
       preferred stock dividends                     2,794             3,134              4,772            (7,969)          (36,497)
     Convertible preferred stock dividends               -                 -                  -                 -              (689)
                                                    ------            ------             ------            ------           -------
     Net income (loss) applicable to
          common shareholders                    $   2,794         $   3,134          $   4,772         $  (7,969)        $ (37,186)
                                                    ------            ------             ------            ------           -------
                                                    ------            ------             ------            ------           -------
     Net income (loss) per
        common share - basic                     $    0.54         $    0.47          $    0.57         $   (0.89)        $   (3.97)
                                                    ------            ------             ------            ------           -------
                                                    ------            ------             ------            ------           -------
                     - diluted                   $    0.52         $    0.45          $    0.55         $   (0.89)        $   (3.97)
                                                    ------            ------             ------            ------           -------
                                                    ------            ------             ------            ------           -------
     Weighted average common shares
        outstanding - basic                          5,155             6,692              8,414             8,967             9,364
                                                    ------            ------             ------            ------           -------
                                                    ------            ------             ------            ------           -------
                    - diluted                        5,418             6,925              8,686             8,967             9,364
                                                    ------            ------             ------            ------           -------
                                                    ------            ------             ------            ------           -------
Balance Sheet Data:
     Working capital, net                        $  15,942         $  16,332          $  22,051         $  22,943         $   9,219
     Total assets                                   60,320            94,186            115,887           139,367           136,306
     Long-term debt, excluding
       current portion                               7,963            33,864             21,858            40,869            27,829
     Total shareholders' investment                 36,482            40,952             75,337            82,932            78,757

Supplemental Business Unit Data(1) -

Combined Materials and Interconnect:
     Revenues                                    $  84,793         $  91,600          $ 113,955         $ 104,908         $ 116,002
     Gross profit                                   17,931            20,231             28,847            21,376            21,810
     Pretax operating income(3)                      2,743             4,874             13,291             3,400             2,838

Micro Products:
     Revenues                                   $        -        $        -          $     165         $     358         $   1,043
     Gross profit (loss)(2)                            719              (214)            (3,898)          (11,043)          (13,908)
     Pretax operating income (loss)(3)                 719              (731)            (6,019)          (15,469)          (19,377)

--------------------

(1)  Does not include aviation components, a product line sold in 1995
(2)  Net of ARPA funding in 1994, 1995 and 1996
(3)  Fiscal 1998 does not include restructuring costs or impairment changes
(4) The Company adopted the provisions of SOP 98-5, "Reporting on the Costs of Start-up Activities" effective August 30, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROFILE

         Sheldahl creates and distributes thin, flexible laminates and their derivatives to worldwide markets. The Company's laminates are of two types: adhesive-based tapes and materials, and its patented adhesiveless material, NOVACLAD. From these materials, Sheldahl fabricates high-value derivative products: single- and double-sided flexible interconnects and assemblies under the trade names FLEXBASE, NOVAFLEX HD and NOVAFLEX VHD and substrates for silicon chip carriers under the trade names VIAARRAY and VIATHIN.

BACKGROUND

         In 1989, the Company developed a business strategy focused on achieving leadership in supplying the automotive electronics market with flexible printed circuits based on the Company's core materials technologies. Management believed the automotive market provided growth opportunities due to increasing electronic content of automobiles as manufacturers focused on enhancing vehicle performance while reducing weight and overall vehicle costs. The Company targets specific automotive customers that it has identified as leaders in the drive to increase the electronic content of automobiles. Since 1989, automotive market sales increased from $13.9 million to $80.4 million and represent 69% of the Company's net sales in fiscal 1998.

         Concurrent with the Company's strategic shift to focus on the automotive electronics market in 1989, Sheldahl began to focus its research and development expenditures on new opportunities. As a result, in 1992 the Company patented its NOVACLAD high-performance adhesiveless flexible laminate. The features of NOVACLAD allow circuitry designers to increase circuit density for integrated circuit (IC) packaging and other interconnect solutions. Over the past four years, the Company has introduced high performance products based on proprietary thin film laminate technology:
VIAARRAY and VIATHIN (high-density substrates). VIAARRAY, a higher-value form of NOVACLAD, has predrilled small holes (vias) that allow printed circuit manufacturers to produce interconnects to meet the changing need of the market. The Company uses VIAARRAY to manufacture chip-carrier substrates (VIATHIN) primarily for IC packages. These NOVACLAD-based products provide substantial benefits compared to traditional flexible circuits, including the capability for very fine circuit traces (down to 1 mil, or .001 inch) as well as greater heat tolerance and dissipation. The Company has designed these products to enable IC manufacturers to package future generations of ICs economically by attaching the silicon die to VIATHIN or high-density substrates manufactured by other circuitry manufacturers using the Company's NOVACLAD or VIAARRAY products. As ICs are becoming increasingly powerful, they produce more heat and require a greater number of connections to attach the silicon die, placing substantially greater demands on IC packaging materials. These products support the industry's drive for increasing functional performance at a decreasing cost per function. Additionally, NOVACLAD is used to manufacture the Company's NOVAFLEX VHD and NOVACLAD HD product lines. NOVACLAD and NOVACLAD-based products accounted for $25.2 million or 21.5% of the Company's net sales in fiscal 1998.

         Through August 28, 1998, the Company had invested approximately $65.6 million in an advanced new production facility in Longmont, Colorado to produce VIAARRAY and VIATHIN products in commercial volumes. As of November 1995, the Company anticipated investing approximately $38 million in the Longmont Facility. Changes in the product characteristics of high density substrates relating to precious metal plating, solder mask overcoat and testing, plus the installation of assembly equipment not originally anticipated, significantly increased the original investment to bring the Longmont Facility on line. Recent purchases of land and equipment needed to increase originally anticipated capacity also contributed to the total investment in the Longmont Facility.

         The Company originally expected to commence production in the Longmont Facility in April 1996. However, the realization of full volume production has been delayed, initially due to late deliveries of certain production equipment as a result of financial difficulties of a supplier, Micro Plating Systems, Inc., as well as a longer than anticipated installation period and more recently due to a far more rigorous and lengthy process qualification and product acceptance (validation) by the Company's customers and their customers. During the last eighteen months, the Company has identified additional equipment suppliers so that the design and delivery of future key production equipment can be improved. As of the date hereof, Texas Instruments and Vitesse Semiconductor have qualified VIATHIN substrates for their operations. Shipments of small volume production orders have begun and the Company expects that their initial orders will lead to larger orders from these and other customers as demonstrated by new designs and prototype orders currently in process from these and other customers. The adverse financial impact with respect to developing the Micro Products business has been and will continue to be significant. In 1998, the Micro Products business resulted in a pretax loss prior to restructuring costs and impairment charges of $19.4 million as compared with a $15.5 million and $6.0 million loss in 1997 and 1996, respectively. Such significant losses are expected to continue until efficient volume production and related sales revenue is achieved. As of October 30, 1998, the Longmont Facility is operating at less than 5% of stated production capacity with projected breakeven at 45% of factory utilization or some $24 million to $26 million of annual revenue of ViaThin and ViaArray products. Breakeven volume at Longmont is not expected until the fourth quarter of fiscal 1999 at the earliest, and the fourth quarter of fiscal 2000 at the latest. During this lengthy qualification period, the Company has been working with leading customers, including original equipment manufacturers - Hewlett Packard, Texas Instruments, Motorola, and Vitesse Semiconductor and IC package assemblers - ASAT, Hana, Amkor and Abpak in the design, manufacture, assembly and qualification of both ball-grid array and chip scale packages. The Company believes that the market drive for increased electronic interconnections will continue and Sheldahl's product offering and production capacity is well positioned to grow with this market.

RECENT DEVELOPMENTS

         SERIES B PREFERRED CONVERSION AND REDEMPTION. On August 27, 1997, the Company entered into an agreement with five accredited investors for the issuance of $30 million of 5% cumulative convertible preferred stock. The $30 million 5% cumulative preferred stock private placement consisted of two tranches of $15 million each. The first tranche, Series B, was closed August 29, 1997. The second tranche, Series C, was not funded. The Series B Preferred Stock consisted of 15,000 shares at a stated value of $1,000 per share. The conversion price of each share was at the lower of 110% of the closing bid price ($25.34), on August 27, 1997, or 101% of the lowest five-day average bid price on the Company's Common Stock in the 30 trading days immediately prior to conversion. Proceeds of the Series B Preferred Stock were applied principally towards the development of the Longmont Facility for the Company's Micro Products business.

         At August 28, 1998, 7,350 of the 15,000 Series B Preferred shares and related accrued dividends had been converted into 575,149 shares of common stock. The accrued dividends due at conversion were paid to the holders in shares of Common Stock at the applicable conversion price. The average conversion price through August 28, 1998 was $13.08 per share.

         Subsequent to year-end and through October 30, 1998, the Company received conversion notices representing 6,737 shares of Series B Preferred Stock. These conversions were handled as follows: 5,762 Series B Preferred shares plus accrued dividends were converted into 1,230,178 shares of the Company's Common Stock; 623 preferred shares were redeemed with cash payments totaling $837,000, including accrued dividends; and 352 Series B Preferred shares require shareholder approval before the Company can issue the related shares of Common Stock. This is due to certain Nasdaq rules stating that the Company is not permitted to issue greater than 20% of the then outstanding shares of the Company's Common Stock at the time of issuance of the Series B Preferred without shareholder approval. The Company is seeking shareholder approval at its annual meeting to convert these shares.

         As of October 30, 1998, the Company has 10,890,792 shares of Common Stock, 352 shares of Series B Preferred Stock awaiting shareholder approval for conversion into related shares of Common Stock and 913 additional shares of Series B Preferred Stock outstanding. The estimated redemption value as of October 30, 1998 of the 913 Series B Shares outstanding is $2.0 million. The Company will be seeking shareholder approval via its proxy statement at its annual shareholder meeting on January 13, 1999 to allow it to issue additional shares of Common Stock for future conversions of the outstanding Series B shares.

         MARKET ACTIVITY IN COMPANY STOCK. On September 21, 1998, a group of investors comprised of Irwin L. Jacobs, Daniel T. Lindsay, Dennis M. Mathisen and Marshall Financial Group, Inc. (the "Reporting Persons") filed with the Securities and Exchange Commission a Schedule 13D reporting their beneficial ownership of an aggregate of 780,100 shares of the Company's Common Stock, 292,683 shares of Common Stock issuable upon conversion of the Company's Series D Preferred Stock and 18,000 shares of Common Stock issuable upon exercise of warrants, in aggregate representing approximately 10.94% of the outstanding shares of the Company's Common Stock. Item 4 of the Schedule 13D states that the Reporting Persons acquired the Common Stock described above in order to obtain an equity position in the Company. In addition, the
Schedule 13D states that the Reporting Persons intend to monitor the Company's performance and may explore the feasibility of, and strategies for, seeking control of the Company through various different means. Any activity in the Company's Common Stock, such as that described above is subject to the anti-takeover provisions in the Company's Articles of Incorporation and the Minnesota Business Corporation Act as well as the Company's Rights Agreement. On October 20, 1998, the Company announced that it had named Dennis Mathisen, Chairman, President and CEO of Marshall Financial Group, to its Board of Directors. Further, Mr. Mathisen and the members of the original 13D filing group have now agreed to support the Company's management in the implementation of its business plan and pursuit of business opportunities, and have indicated they have no intent to pursue the control actions of the September 13D filing. As a result of Mr. Mathisen's board appointment, Mr. Jacobs and Mr. Lindsay have removed themselves from the 13D filing group by amendment.

         EXECUTIVE MANAGEMENT RESTRUCTURING. On September 17, 1998, the Company announced effective January 13, 1999, that the Board of Directors has elected James E. Donaghy as Chairman and Edward L. Lundstrom, President, to the additional position of Chief Executive Officer. Mr. Donaghy will replace James S. Womack, who will leave the Board in accordance with the Company retirement policy for directors. Mr. Lundstrom is also a nominee to the Board of Directors.

         INTRODUCTION OF NOVAFLEX VHD. On September 2, 1998, the Company introduced its new NOVACLAD-based Novaflex VHD (very high density) product, a new flexible circuit technology that allows product designs that accommodate the electronics industry's drive toward miniaturization, which requires circuitry with ever-smaller vias (holes) and spaces for the greatest possible density and performance. Novaflex VHD, which is available in prototype and production quantities, can be provided with industry standard soldermask materials and surface finishes to accommodate all end products and assembly needs. Novaflex VHD is leading-edge technology that meets the needs of several market segments including computers, disc drives, LCDs, telecommunications, and medical. Novaflex VHD will be manufactured in part at the Company's Longmont, Colorado and Northfield, Minnesota facilities. On October 6, 1998, the Company received its first volume order for Novaflex VHD from Seagate Technology. The initial applications are utilized in Seagate's award winning Cheetah disc drive, for which the Company has received a long-term production contract which is expected to be worth $10 million per year in revenue by fiscal 2000.

         GENERAL MOTORS STRIKE. The strike and work stoppages by General Motors workers during fiscal 1998 has had a material adverse effect generally on the automotive industry and the suppliers thereto. The Company estimates that the strike has reduced its fiscal 1998 fourth quarter revenue by approximately $2.0 million.

         SERIES D PREFERRED STOCK AGREEMENT. On July 30, 1998, the Company issued 32,917 shares of Series D Convertible Preferred Stock with a total stated value of $32,917,000. This Series D Preferred Stock carried a 5% dividend rate and is convertible to approximately 5.4 million shares of Common Stock at a fixed rate of $6.15. The holders of the Preferred Shares were also issued 329,170 Warrants to purchase the Company's Common Stock at a price of $7.6875 per share. These Warrants expire July 29, 2001. Net proceeds from the Series D Preferred Stock were $32,409,000. The proceeds were used to repay various debt obligations and provide needed liquidity.

         NEW BANK AGREEMENT. In June 1998, the Company executed a new credit agreement, which completely replaces the Company's prior credit facilities. The new agreement provides three separate facilities: a revolver facility of up to $25 million based on the Company's working capital; a term facility for $16 million based on the appraised value of the Company's unencumbered equipment; and a bridge facility for $19 million. The bridge facility was repaid in full on July 31, 1998 with part of the net proceeds from the Series D Preferred Stock. Interest on the revolver and the term facility is charged at the base rate, which was 8.5% as of August 28, 1998. As of August 28, 1998, the amount available to borrow on the revolver was $10.5 million based on a $16.6 million borrowing base on the working capital revolver. Under the agreement, the Company issued 5-year warrants to purchase in the aggregate 100,000 shares at a price of $6.92 per share. The term loan calls for interest only payments until January 1, 1999, when monthly principal payments of $205,000 begin. All unamortized term facility amounts are due May 31, 2001. The revolving facility requires monthly interest payments and is due May 31, 2001. The agreement contains certain covenants that restrict the payments of cash dividends, capital expenditures, redemption of preferred stock, maintenance of certain levels of net worth and net income, maintenance of certain levels of cash flows from operations and requires the Company to raise additional equity capital. The Company is required to raise additional equity capital of $5 million by February 26, 1999 and another $5 million of equity capital by August 27, 1999. In the event the Company is unable to raise the capital, the Company would be in technical default under its credit and security agreement enabling the Company's lenders to require immediate repayment of the borrowings under the credit and security agreement.

         SECURED REAL ESTATE MORTGAGE. As of November 25, 1998, the Company amended the terms and conditions of its note payable loan to an insurance company. The amended agreement requires principal payments of $500,000 due December 1, 1998, $250,000 due January 1, 1999, $250,000 due February 1, 1999
and $60,000 each month beginning March 1, 1999. The interest rate charged on this note will be 10% effective December 1, 1998 and will increase monthly to 15% effective May 1, 1999. The agreement requires certain covenants that restrict the payment of cash dividends, total corporate debt, sales of corporate assets, capital expenditures and requires the Company to maintain certain levels of net worth and cash flows.

RESULTS OF OPERATIONS

         Fiscal 1998 was the most difficult year in the Company's history. The Micro Products business has yet to achieve a sufficient market position to effectively utilize the Company's Longmont Facility. Continued product qualification issues with our customers delayed production at Longmont and anticipated business, which did not come to fruition, combined with strikes in the automotive industry, also hampered sales growth and performance of the Company.

         During the second and third quarters of fiscal 1998, as part of implementing changes due to the culmination of a business process redesign, or business re-engineering, and as an assessment of the Company's production capacity, the Company recorded $8.5 million in restructuring charges: $4.0 million to eliminate over 73 salaried positions from the corporate workforce in Northfield, Minnesota, and $4.5 million to reduce 76 production positions from Northfield, Minnesota and 160 production positions from Aberdeen, South Dakota, and to close the Company's Aberdeen, South Dakota assembly facility. Also during the third quarter, the Company recorded $3.3 million of impairment charges relating primarily to equipment at the Longmont Facility which is no longer expected to contribute to the Company's future cash flows. The Company's income statement also reflected the early adoption of Statement of Position 98-5, "Reporting on the Costs of Start up Activities" resulting in a charge of $5.2 million. The Company also provided a $3.0 million allowance for the Company's deferred tax assets.

         The following table shows the percentage of net sales represented by certain line items from the Company's consolidated statements of operations excluding the aforementioned restructuring asset impairment, cumulative effect of change in method of accounting and tax provision of a deferred tax valuation allowance for the periods indicated:

                                                                           Fiscal Years Ended

                                                               August 28,       August 29,        August 30,
                                                                  1998             1997              1996
                                                                  ----             ----              ----
         Net sales                                               100.0%           100.0%            100.0%
         Cost of sales                                            93.2%            90.2%             78.1%
                                                                 ------           ------            ------
         Gross profit                                              6.8%             9.8%             21.9%
                                                                 ------           ------            ------
         Expenses:
            Sales and marketing                                    8.4%             9.1%              8.1%
            General and administrative                             7.0%             6.5%              4.5%
            Research and development                               3.3%             4.5%              2.4%
            Interest                                               2.2%             1.2%               .5%
                                                                 ------           ------            ------
                  Total expenses                                  20.9%            21.3%             15.5%
                                                                 ------           ------            ------
         Income (loss) before income taxes,
           restructuring costs, impairment charges,
           and cumulative effect of change in method
           of accounting                                         (14.1%)          (11.5%)             6.4%
                                                                 -------          -------             ----
                                                                 -------          -------             ----

         The table below shows, for the periods indicated, the Company's sales to various markets (in thousands):

                                                               Fiscal Years Ended

                                  August 28, 1998                August 29, 1997               August 30, 1996
                                  ---------------                ---------------               ---------------

                               Amount           %             Amount           %            Amount           %
                               ------           -             ------           -            ------           -
Automotive                     $80,365        68.7%           $71,026        67.5%          $78,984        69.2%
Datacom                         15,463        13.2%            12,529        11.9%           11,193         9.8%
Aerospace/Defense               10,030         8.5%             9,201         8.7%           10,585         9.3%
Industrial                       7,451         6.4%             8,046         7.6%            8,843         7.7%
Consumer                         3,736         3.2%             4,464         4.3%            4,515         4.0%
                               -------       ------           -------       ------          -------       ------
Net sales                     $117,045       100.0%          $105,266       100.0%         $114,120       100.0%
                              --------       ------          --------       ------         --------       ------
                              --------       ------          --------       ------         --------       ------

         The Company's net sales increased $11.8 million, or 11.2%, from $105.3 million in fiscal year 1997 to $117.0 million in fiscal year 1998. Sales to the automotive market recovered from the 1997 decline but were impacted by the General Motors strike. The Company estimates that lost sales due to the strike was $2.0 million in the fourth quarter of fiscal 1998. Sales to the datacom market increased $2.9 million, or 23%, from $12.5 million in fiscal 1997 to $15.5 million in fiscal 1998. The increased sales was due to more HD NOVAFLEX products being shipped to these customers from the Company's Northfield circuit operation, as well as a $685,000, or 291%, increase in Micro Products VIATHIN shipments.

         In recent years, the Company focused its attention on the automotive market as the Company's adhesive based laminates were more suited to automotive applications. However, interconnect systems made with high-density NOVAFLEX, originally sold for engine control units in the automotive market, meet the requirements for computer and telecommunication applications. Therefore, the Company targets significant growth in the datacom market from not only its Micro Products VIAARRAY and VIATHIN, but also its Interconnect products, high-density NOVAFLEX HD and VHD, which is sold to meet the demands of this market. Fiscal 1998 marked the beginning of this marketing development. The recent announcement of the Seagate Cheetah program for high-end disc drives supports this trend for increased sales of these product lines into the datacom market.

         The Company's other markets in total declined marginally from $21.7 million in fiscal 1997 to $21.2 million in fiscal 1998. The table below shows, for period indicated, the Company's sales by business units (in thousands):

                                                                  Fiscal Years Ended

                                         August 28, 1998             August 29, 1997              August 30, 1996
                                         ---------------             ---------------              ---------------

                                     Amount            %          Amount           %          Amount            %
                                     ------            -          ------           -          ------            -
Interconnects                        $87,407         74.7%        $77,004        73.2%        $86,146         75.6%
Materials                             28,595         24.4%         27,904        26.5%         27,809         24.3%
Micro Products                         1,043           .9%            358          .3%            165           .1%
                                     -------        ------        -------       ------        -------        ------
Net sales                           $117,045        100.0%       $105,266       100.0%       $114,120        100.0%
                                    --------        ------       --------       ------       --------        ------
                                    --------        ------       --------       ------       --------        ------

         Interconnect sales increased $10.4 million, or 13.5%, due to more shipments of HD Novaflex products to the automotive and datacom markets. HD NOVAFLEX products account for sales of $23.5 million, $13.0 million, and $13.3 million in fiscal years 1998, 1997, 1996, respectively. In fiscal 1998, Material sales increased $691,000 over fiscal 1997 as shipments of vacuum deposited materials improved. For 1998, Micro Products sales were $1 million, representing small production shipments and sales of pre-qualification product of the Company's VIATHIN IC substrate product.

         COST OF SALES/GROSS PROFIT. During fiscal 1998, the Company's gross profit declined $2.4 million, or 23%, from $10.3 million in fiscal 1997 to $7.9 million in fiscal 1998. Although sales increased $11 million, gross margin for the Company's Northfield operations increased only $426,000, impacted by product mix and higher factory expenses. Higher factory costs were incurred in expectation of significant additional business. This additional expected business did not materialize when Compaq Computer acquired Digital Equipment and the Company's order was placed on hold. Offsetting these gains in gross margin was a $2.9 million increase in Longmont's factory expenses. Depreciation and other fixed costs accounted for this increase.

         During fiscal 1997, gross profit declined $14.6 million, or 59%, from $24.9 million in fiscal 1996 to $10.3 million in fiscal 1997. The Company's Micro Products operation accounted for $7.1 million of this decline and the Company's other businesses accounted for $7.5 million. Increased factory expenses at the Micro Products facility accounted for $7.1 million of the decrease in gross profit. Depreciation increased $2.8 million and salaries and other operating expenses increased $4.3 million as the Micro Products business continued to improve its production processes and make ready for full production. Gross margin for the core businesses declined $7.5 million. Lower sales, less favorable product mix, and higher factory expenses accounted for the change. Depreciation and other equipment-related costs account for the increase in expenses.

         Funding received by the Company from the ARPA consortium is reflected as a reduction to cost of sales and totaled $0, $75,000 and $1.8 million in fiscal years 1998, 1997 and 1996, respectively. The awarding of these funds was based on the completion of various milestones, including process validation for each essential process in the production of chip-carrier substrates for IC packages using the Company's patented NOVACLAD material. The Company is not expected to incur any future costs that will be reimbursed by ARPA, and the Company has completed its obligations under the consortium agreement.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $301,000, or 3%, in fiscal 1998 and $306,000, or 3%, in fiscal 1997. As a percentage of net sales, sales and marketing expenses were 8% in fiscal 1998, 9% in fiscal 1997, and 8% in fiscal 1996. Staffing increases for the Micro Products business, as well as professional fees and travel costs associated with the Company's foreign marketing efforts and the establishment of a Hong Kong branch, account for the 1998 increase in expenses.

         GENERAL AND ADMINISTRATIVE EXPENSES. Gross general and administrative expenses increased $1.3 million, or 19%, to $8.2 million in fiscal 1998 and $1.4 million, or 27%, to $6.8 million in fiscal 1997. ARPA credits applied to general and administrative expenses were $265,000 in fiscal year 1996. In 1997 and 1998, no ARPA credits were offset against general and administrative expenses. This resulted in net general and administrative expenses of $8.2 million, $6.8 million and $5.1 million in fiscal years 1998, 1997 and 1996, respectively.

         In 1998, the increase in general and administrative expenses was due to depreciation and maintenance expense of the computer network systems. In 1997, the increase in general and administrative expenses was due to increased staffing and related expenditures working to enhance the Company's information technology. Fiscal 1996 expenses reflect increases in professional services, miscellaneous employee benefits, and incentive compensation expense.

         The Company's general and administrative expenses should increase in fiscal 1999 reflecting the depreciation on the Company's new Enterprise Resource Planning (ERP) system. The Company has committed significant resources to completely renewing its information technology systems, converting from mainframe technologies to open-architecture client/server technologies. This strategic change is being driven by anticipated gains from information technology improvements needed to manage the Company's expected sales growth and, secondarily, to address Year 2000 compliance issues.

         RESEARCH AND DEVELOPMENT EXPENSES. Gross research and development expenses declined $1.1 million, or 21%, in fiscal 1998 to $4.1 million. ARPA credits applied to research and development expenses were $227,000, $509,000 and $1.3 million in fiscal years 1998, 1997 and 1996. This resulted in net research and development expenses of $3.9 million, $4.7 million and $2.8 million in fiscal years 1998, 1997 and 1996, respectively.

         The table below shows, for the periods indicated, the Company's research and development expenses (in thousands):

                                                                           Fiscal Years Ended

                                                             August 28,        August 29,       August 30,
                                                                1998              1997             1996
                                                                ----              ----             ----
         Gross expense                                          $ 4,108          $ 5,214           $ 4,010
         ARPA funding                                             (227)            (509)           (1,255)
                                                                -------          -------           -------
         Net expense                                            $ 3,881          $ 4,705           $ 2,755
                                                                -------          -------           -------
                                                                -------          -------           -------
         Percent of sales                                          3.3%             4.5%              2.4%

         Fiscal 1998's decline in research and development expense was due to completing the Company's research effort in support of the Company's VIAARRAY and VIATHIN products. The 1997 increase in gross research and development expenses in these periods was due to additional staffing, material testing, travel, and consulting and professional costs supporting the start-up of the Company's Micro Products business and related ARPA consortium milestones. No additional ARPA funding is expected because consortium objectives have been met. Also, the Company does expect its research and development expenses to decline further in fiscal 1999.

         INTEREST EXPENSE. Gross interest expense increased to $4.5 million in fiscal 1998 from $3.0 million in fiscal 1997 and $2.4 million in fiscal 1996, as the Company increased borrowings to support capital expenditures and to fund operating losses.

         The following shows a breakdown of interest expense for the fiscal years indicated (in thousands):

                                                     Fiscal Years Ended

                                        August 28,       August 29,        August 30,
                                          1998             1997              1996
                                          ----             ----              ----
         Gross interest                 $ 4,450          $ 3,033           $ 2,388
         Capitalized interest            (1,903)          (1,735)           (1,605)
         Investment income                    -                -              (244)
                                        -------          -------           -------
         Net expense                    $ 2,547          $ 1,298           $   539
                                        -------          -------           -------
                                        -------          -------           -------
         Percent of sales                  2.2%             1.2%               .5%

         Capitalized interest increased to $1.9 million in fiscal 1998 from $1.7 million in fiscal 1997 and $1.6 million in fiscal 1996. The Company anticipates lower capitalized interest in fiscal 1999 as it completes current capital programs and reduces capital spending.

         RESTRUCTURING COSTS. In February 1998, a restructuring charge of $4.0 million was recorded related to the culmination of the Company's business process, or business re-engineering, initiative that began two years ago. Due to significant productivity benefits resulting from the initiative, the Company is reducing the size of its salaried workforce. The resulting workforce reduction involves layoffs, early retirement offerings, reassignments and reclassifications of positions. The restructuring costs provide for approximately $2.5 million for severance and early retirement salary costs, approximately $1.3 million for medical, dental and other benefits being provided to the affected individuals, and approximately $0.2 million for outplacement and other costs. Approximately 73 jobs will be affected.

         In May 1998, an additional restructuring charge of $4.5 million was recorded. This restructuring charge relates to the closing of the Company's Aberdeen, South Dakota assembly facility and reducing its Northfield production workforce. The restructuring costs provide for approximately $1.5 million for severance costs, approximately $0.4 million for medical, dental and other benefits being provided to the affected individuals and approximately $2.6 million for equipment disposal, losses related to the closure of the Aberdeen facility, outplacement and other costs. Approximately 236 jobs will be affected.

         Both restructuring charges were related to the Company's efforts to decrease cost and increase throughput. As of August 28, 1998, approximately $875,000 had been charged to the Company's restructuring reserves and by October 1, 1998, 270 employees have terminated employment with the Company.

         IMPAIRMENT CHARGES. During May 1998, a non-cash impairment charge of $3.3 million was recorded against the Company's statement of operations. This charge relates to equipment, located principally at the Company's Longmont, Colorado facility which, based upon analysis by management and anticipated production processes, is not expected to contribute to the Company's future cash flows.

         INCOME TAXES. In May 1998, based upon recent restructuring, write-offs and continued losses at the Company's Longmont, Colorado facility, management provided a valuation allowance for its net deferred tax assets. This resulted in a $3.0 million charge to income during fiscal 1998. As a result, the Company will not reflect in immediate future periods any tax provision or benefit until such net deferred tax assets are offset by reported pretax profits or that the degree of certainty increases as to the future profit performance of the Company to allow for the reversal of the valuation allowance.

         CHANGE IN METHOD OF ACCOUNTING. In fiscal 1998, the Company adopted Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities," which requires the expensing of these items as incurred, versus capitalizing and expensing them over a period of time. Start-up activities are broadly defined and include one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, commencing some new operation, and organizing a new entity. The adoption of this statement resulted in a cumulative effect of a change in method of accounting of approximately $5.2 million, primarily related to costs capitalized by the Company from its Longmont, Colorado facility. The adoption of this statement was applied retroactively to the beginning of fiscal 1998, and the Company's first and second quarters have been restated to reflect this change in method of accounting, in accordance with the provisions of SOP 98-5 and APB 20. The Company's depreciation and amortization expense is reduced by almost $0.5 million per quarter as a result of the adoption of reporting for start-up costs and the related write down of certain capitalized items, which was noted above.

         FINANCIAL CONDITION. On June 19, 1998, the Company executed a new credit agreement, replacing the Company's prior credit facilities, with a group of lenders lead by Norwest Bank, N.A. as agent. The new agreement provides three separate facilities: a revolver facility of up to $25 million based on the Company's working capital; a term facility for $16 million based on the appraised value of the Company's unencumbered equipment; and a bridge facility for $19 million. The bridge loan was paid in full on July 31, 1998 from the proceeds of the Series D Preferred Stock Private Placement. Interest on the revolver and the term facility will be charged at the base rate. The agreement also calls for the issuance of 5-year warrants to purchase in the aggregate 100,000 shares of the Company's Common Stock at a price of $6.92 per share. The agreement contains certain covenants that restrict the payments of cash dividends, capital expenditures, maintain certain levels of net worth and net income, and maintain certain levels of cash flows from operations as defined. The Company is also required to raise additional equity capital of $5 million by February 26, 1999 and another $5 million of equity capital by August 27, 1999. In the event the Company is unable to raise the capital, the Company would be in technical default under its credit and security agreement enabling the Company's lenders to require immediate repayment of the borrowings under the credit and security agreement. As of August 28, 1998, the interest rate on the credit facility was 8.5% and the amount available to borrow was $10.5 million. As of November 25, 1998, the interest rate on the credit facility was 8.25% and the amount available to borrow was $5.3 million.

         As of November 25, 1998, the Company amended the terms and conditions of its note payable loan to an insurance company. The amended agreement requires principal payments of $500,000 due December 1, 1998, $250,000 due January 1, 1999, $250,000 due February 1, 1999 and $60,000 each month beginning March 1, 1999. The interest rate charged on this note will be 10% effective December 1, 1998 and will increase monthly to 15% effective May 1, 1999. The agreement requires certain covenants that restrict the payment of cash dividends, total corporate debt, sales of corporate assets, capital expenditures and requires the Company to maintain certain levels of net worth and cash flows.

         On July 30, 1998, the Company issued 32,917 shares of Series D Preferred Stock with a total stated value of $32,917,000. This Series D Preferred Stock carries a 5% dividend rate and is convertible to nearly 5.4 million Common Shares at a fixed rate of $6.15. The holders of the Preferred Shares were also issued 329,170 warrants to purchase the Company's Common Stock at a price of $7.6875 per share. Net proceeds from the Series D Preferred Stock were $32,409,000. The proceeds were used to repay the aforementioned $19 million bridge facility and other debt obligations, while improving the overall liquidity of the Company.

         On August 29, 1997, the Company issued to a group of investors (the "Investors") 15,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") resulting in gross proceeds to the Company of $15,000,000. The Board of Directors authorized the sale of the Series B Preferred Stock in order to raise proceeds which were applied principally towards the development of the Longmont Facility for the Company's MicroProducts Business. The Series B Preferred Stock may be converted into shares of common stock from time to time at a conversion price equal to the lesser of (i) 110% of the average closing bid price for the five consecutive trading days immediately preceding August 29, 1997 (which was $25.34) and (ii) 101% of the average of the lowest closing bid prices for five consecutive trading days during the 30 consecutive trading days immediately preceding the date of conversion of the Series B Preferred Stock. In addition, the shares of Series B Preferred Stock accrue dividends at an annual rate of 5% which, at the Company's option, may be paid either in cash or in shares of common stock. As part of the investment, the investors also agreed to purchase shares of the Company's Series C Preferred Stock at an aggregate price of $15,000,000 such purchase to be made at the Company's option, provided the Company's stock traded above $12.00 per share through August 28, 1998. This option has expired without any shares of Series C Preferred Stock being purchased. Copies of the relevant documents for the sale of the Series B Preferred Stock were filed as exhibits to the Company's Report on Form 8-K on September 10, 1997.

         Rule 4460(i) of the Nasdaq Stock Market, Inc. (the "Nasdaq Rule") requires shareholder approval of the sale or issuance by a company listed on the Nasdaq National Market "of Common Stock (or securities convertible into or exercisable for Common Stock) equal to 20% or more of the Common Stock or 20% or more of the voting power outstanding before the issuance for less than the greater of book or market value of the stock." On August 29, 1997, the date the Series B Preferred Stock was issued (the "Closing Date"), there were 9,026,682 shares of the Company's Common Stock outstanding and one share less than 20% of such number of shares is 1,805,335. On the Closing Date, the Series B Preferred Stock was convertible into 651,155 shares of Common Stock, which was equal to 7.2% of the Company's then outstanding shares. Given the initial conversion price of the Series B Preferred Stock and the then current trading price of the Common Stock, the Company was not required to obtain shareholder approval for the issuance of the Series B Preferred Stock. Because the conversion price was a floating price, however, the conversion right of the Investors was structured so that at any time a conversion would comply with the Nasdaq Rule.

         Accordingly, the Certificate of Designation (the "Certificate") governing the rights and preferences of the Series B Preferred Stock prohibits any conversion if the conversion price then in effect is such that the aggregate number of shares of Common Stock that would then be issuable upon conversion of all outstanding shares of the Series B Preferred Stock, not just those submitted for conversion by an Investor, when aggregated with all prior or concurrent conversions, would result in the issuance to all Investors of shares of Common Stock equal to 20% or more of the shares of the Company's Common Stock outstanding on the Closing Date. In other words, the Certificate requires the Company to look at any conversion as if all remaining shares of the Series B Preferred Stock are being converted and only then may the Company determine whether shareholder approval under the Nasdaq Rule is required. For this reason, one Investor could submit a conversion notice for a small number of shares and yet still trigger the overall 20% limitation of the Nasdaq Rule. In such an event, the terms of the Certificate provide that the Company may issue to any Investor submitting a conversion notice only its pro rata portion of the shares allowed to be issued pursuant to the Nasdaq Rule. With respect to any shares not issuable to an Investor submitting a conversion notice, the terms of the Certificate provide that the Company is obligated, at the option of the Investors, to either (i) obtain shareholder approval for the remaining unconverted shares of Series B Preferred Stock as contemplated by the Nasdaq Rule or (ii) redeem for cash that portion of the Series B Preferred Stock that could not be converted because of the limitation.

         During February 1998, the Investors collectively converted 7,350 shares of Series B Preferred Stock into 575,149 shares of Common Stock, including dividends payable in Common Stock. These conversions left 1,230,186 shares of Common Stock available for future conversions of the remaining 7,650 shares of the Series B Preferred Stock in compliance with the Nasdaq Rule. During September and October 1998, the Company received additional notices from all four of the remaining Investors requesting conversion of 6,114 shares of the Series B Preferred Stock in the aggregate. Because of substantial declines in the market price of the Company's Common Stock, the applicable conversion price for such conversions was reduced to approximately $4.91. Pursuant to the terms of the Certificate described above, in order to determine whether it could satisfy the conversions, the Company was required to calculate how many shares were issuable upon conversion at the $4.91 conversion price of all of the remaining 7,650 shares of the Series B Preferred Stock, not just of the 6,114 shares for which it received conversion notices. This calculation showed that the Company would need to issue to the Investors 1,642,063 additional shares in the aggregate to cover the remaining Series B conversions, including dividends payable in Common Stock, which would exceed the 1,230,186 shares available. Because of the limits of the Nasdaq Rule, the Company issued to the Investors only a portion of the shares for which they requested conversion. Three of the four investors have requested that the Company seek and obtain shareholder approval to issue the additional shares issuable from their conversion notices as well as for future conversions. In the event that the shareholders do not approve the issuance of such shares, the Company will be obligated to redeem such shares and pay interest on the redemption amount at an annual rate of 12%, dating back to the dates of the original conversion notices. The fourth Investor decided on October 20, 1998 to force the Company to redeem its 623 inconvertible shares of the Series B Preferred Stock resulting in a cash payment by the Company to such Investor of $836,997 on October 29, 1998.

         The redemption price for any inconvertible shares of the Series B Preferred Stock is a cash amount equal to (i) the highest average closing bid price for any five consecutive trading days during the period commencing on the date of conversion and ending on the date of payment by the Company of the full redemption price, multiplied by (ii) the ratio of the stated value of any shares of Series B Preferred Stock, including dividends accrued thereon, to the conversion price on the date notice of conversion is given. In the event that the Company fails for any reason to pay the redemption price on the conversion date, the Company will pay interest on such amount at an annual rate of 12%. Because the redemption price depends on the date on which the Company pays the redemption amount in full and such date is not known, the Company cannot determine at this time the amount it may have to pay to redeem any inconvertible shares of the Series B Preferred Stock. Under the redemption price calculation, however, any redemptions will be at a premium to the prevailing market price of the Company's Common Stock. Were it to use any of its available liquidity to redeem the inconvertible shares of the Series B Preferred Stock, the Company would not only take cash away from Company operations, but would also violate a covenant under the terms of the agreements the Company has with its lenders. Such violation of this covenant would result in a technical default enabling the Company's lenders to require immediate repayment of the borrowings under the credit and security agreement. In the event shareholder approval is not received, the Company will be required to redeem all of the outstanding preferred shares plus those shares converted but for which Common Stock has not been issued. The estimated redemption value as of October 30, 1998 is $2.0 million.

         The Company is requesting shareholder approval to issue the additional shares needed for the current and future conversions of the Series B Preferred Stock at its next annual meeting to be held on January 13, 1999.

         CAPITAL RESERVES. Since fiscal 1995, the Company has invested significantly in new plant and equipment providing manufacturing capacity to deliver its patented NOVACLAD-Registered Trademark-based line of products to both existing and new customers. This included building and equipping a state-of-the-art facility in Longmont, Colorado, to manufacture substrates for integrated circuit (IC) packages. This capital expenditure was funded by a series of equity offerings commencing in June 1994 through August 1998, raising $92 million. The greater than expected period of time to achieve full product and market acceptance has generated greater losses from an under-utilized manufacturing facility and its supporting workforce. At the Longmont Facility, the Company manufactures VIAARRAY-Registered Trademark- and VIATHIN-Registered Trademark - both NOVACLAD-based substrates for IC packages, plus the Company's NOVAFLEX-Registered Trademark- VHD product targeted at the high-end disc drive market. Sheldahl received its initial volume order for the VHD product line from Seagate in October 1998. The Company expects the sales volume from NOVAFLEX-Registered Trademark- VHD, of which Seagate is a major customer, to exceed $5 million in fiscal 1999.

         As of October 30, 1998, the Longmont Facility is operating at less than 5% of stated production capacity with projected breakeven at 45% of factory utilization or some $24 million to $26 million of annual revenue of VIATHIN and VIAARRAY products. Breakeven volume at Longmont is not expected until the fourth quarter of fiscal 1999, at the earliest and the fourth quarter of fiscal 2000 at the latest. Overall, the Longmont manufacturing operation is estimated to have a $3.5 million negative impact on operating cash flow in fiscal 1999.

         Capital expenditures for the Company in fiscal 1999 are planned at $7 million, significantly reduced from past levels as production capacity is in place to meet customer and market demand. These expenditures will be principally for capital projects initiated late in fiscal 1997 including additional via-generation equipment, plating capacity and information system upgrades.

         Cash flow requirements to fund restructuring charges taken during fiscal 1998 are expected to be approximately $5.5 million in fiscal 1999 as employee severance and plant shut down costs are paid. Therefore, the overall cash flow from operations is expected to be minimal or negative over the first half of fiscal 1999 with borrowing levels increasing under the existing credit facility to fund both operations and the reduced levels of capital expenditures. During the second half of fiscal 1999, sales levels are projected to increase as greater production volume is generated at the Longmont facility covering an increasing portion of fixed costs and increasing cash flow thus reducing the growth in debt financing. There can be no assurance that the projected sales level during the second half of fiscal 1999 will be achieved.

         The new three-year credit agreement with a group of lenders lead by Norwest Bank, N.A., as agent, consists of a working capital revolver of $25 million based on levels of working capital and a term facility of $16 million based on the Company's fixed assets. As of August 28, 1998, the amount available to borrow on the revolver was $10.5 million based on a $16.6 million borrowing base on the working capital revolver. This borrowing base is expected to increase with sales growth and working capital expansion. The term facility of $16 million is fully borrowed as of the end of the fiscal year with monthly repayments of $205,000 starting January 1999. The interest rate on this facility was 8.5% at year-end. As of November 25, 1998, the interest rate on the credit facility was 8.25% and the amount available to borrow was $5.3 million.

         The impact of improving performance from the Company's Northfield operations along with reduced capital spending, a strengthened balance sheet from the new credit facility, and the proceeds from the Series D Preferred Stock should provide adequate liquidity to fund operations over the next nine to twelve months. Liquidity would significantly deteriorate if the anticipated improvement in the Company's Northfield operations is not realized or the ramp up of revenue from Micro Products extends beyond the third quarter of fiscal 1999. Management believes with planned operating improvements that the Company has adequate liquidity to provide uninterrupted support for its business operations during fiscal 1999. Nevertheless, the Company is in the process of seeking additional debt or equity capital to ensure the necessary capital to support the ongoing operations of the Company. This is based on the uncertainty of achieving expected improved operating results, including realizing significant sales growth in fiscal 1999 from the Company's Micro Products business, and is necessary to meet the covenants under the Company's credit and security agreement. The Company is required to raise additional equity capital of $5 million by February 26, 1999 and another $5 million of equity capital by August 27, 1999. In the event the Company is unable to raise the capital, the Company would be in technical default under its credit and security agreement enabling the Company's lenders to require immediate repayment of the borrowings under the credit and security agreement. If the Company does not achieve its projected operating results and/or it does not have borrowings available under its current credit and security agreement, management believes that it has options available to obtain necessary additional new capital, including the issuance of additional new debt or additional new equity financing. There can be no assurance that the Company will be successful in its attempt to issue additional debt or to raise additional capital on terms acceptable to the Company.

         Net working capital declined to $9.2 million in 1998 from $22.9 million in 1997. A decrease in the Company's cash holdings, combined with accruals for restructuring charges, and increased current maturities of long-term debt account for this decline.

         Net capital expenditures for 1998, 1997 and 1996 were $23.3 million, $30.7 million and $24.9 million, respectively. During the three years, the Company invested approximately $34.4 million in Longmont's production equipment and facilities; $25.7 million in core business equipment and facilities; and $18.8 million in new technology systems benefiting all business groups.

         FOREIGN CURRENCY RISK. During fiscal 1998, the Company's exposure to foreign currency risk declined as two large programs were converted to the United States Dollar. The Company maintains a limited exposure to foreign currency risk with smaller programs contracted in British Sterling, German Marks and French Francs. These contracts and the exchange rate are reviewed periodically. As of August 28, 1998, the Company has no material contracts in any currency not mentioned above.

         Beginning January 1, 1999, the Euro, the new European currency, will be used commercially. As of August 28, 1998, none of the Company's customers or suppliers have suggested pricing any contracts in Euro. However, in order to remain competitive, the Company anticipates pricing certain contracts in Euro and has systems in place to support such contracts by converting foreign currency transactions to six decimal places. When warranted by the size of foreign currency contracts, the Company will use a variety of hedging techniques, including financial derivatives, to prudently reduce, but not eliminate, its exposure to foreign currency fluctuations. No such contracts existed as of August 28, 1998.

         NEW ACCOUNTING PRONOUNCEMENTS. During June 1997, the Financial Accounting Standards Board released SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company will adopt SFAS No. 131 in fiscal 1999 and is currently analyzing the impact it will have on the disclosures in its financial statements.

         During February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 31, 1997. SFAS No. 132 revises certain of the disclosure requirements, but does not change the measurement or recognition of those plans. The adoption of SFAS No. 132 will result in revised and additional disclosures, but will have no effect on the financial position, results of operations, or liquidity of the Company. The Company will adopt SFAS No. 132 in fiscal 1999 and is currently analyzing the impact it will have on the disclosures in its financial statements.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and hedging Activities," effective for years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impacts of adopting SFAS No. 133 and has not yet determined the timing or method of adoption.

         YEAR 2000 DISCLOSURE. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment, software, devices and products with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a shut down in the Company's manufacturing operations, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         STATE OF READINESS. The Company has undertaken various initiatives to evaluate the Year 2000 readiness of the products sold by the Company ("Products"), the information technology systems used in the Company's operations ("IT Systems"), its non-IT systems, such as power to its facilities, HVAC systems, building security, voicemail and other systems, as well as the readiness of its customers and suppliers. The Company has identified eleven Year 2000 target areas that cover the entire scope of the Company's business and has internally established teams committed to completing an 8-step Compliance Validation Process ("CVP") for each target area. Each team is expected to fully complete this process on or before September 1, 1999. The table below identifies the Company's target areas as well as the 8-step CVP with its expected timeline. Although some Phase 2 remediation activities have been started or completed, most team activity is currently focused towards the process of completing
Phase 1.


-------------------------------------------------------------------------------------------------------------
          YEAR 2000 TARGET AREAS                                 COMPLIANCE VALIDATION PROCESS
-------------------------------------------------------------------------------------------------------------
1.    Business Computer Systems                          PHASE 1
2.    Technical Infrastructure                           -------
3.    End-User Computing                     1.  Team Formation                       Expected Completion:
4.    Manufacturing Equipment                2.  Inventory Assessment
5.    Test Lab                               3.  Compliance Assessment                End of Q2 Fiscal 1999
6.    Telecommunications                     4.  Risk Assessment
7.    Research & Development
8.    Logistics
9.    Facilities
10.   Customers
11.   Suppliers/Key Service Providers
                                          -------------------------------------------------------------------
                                                         PHASE 2
                                                         -------
                                             5.  Resolution/Remediation               Expected Completion:
                                             6.  Validation
                                             7.  Contingency Plan                     End of Q4 Fiscal 1999
                                             8.  Sign-Off Acceptance

-------------------------------------------------------------------------------------------------------------


         With respect to the Company's relationships with third parties, the Company relies both domestically and internationally upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers. Although these service providers are outside the Company's control, the Company has mailed letters to those with whom it believes its relationships are material and has verbally communicated with some of its strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether products and services purchased from or by such entities are Year 2000 ready. The Company is currently evaluating the sufficiency of the responses received from these third parties. The Company intends to complete follow-up activities, including but not limited to site surveys, phone surveys and mailings, with significant vendors and service providers as part of the Phase 2 validation.

         COSTS TO ADDRESS YEAR 2000 ISSUES. To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. The Company has incurred the majority of its costs from the recent installation of a business computer system consisting primarily of the Enterprise Requirements Planning (ERP) System as well as the opportunity cost of time spent by employees of the Company evaluating Year 2000 compliance matters generally. Because the Company did not accelerate the installation of the ERP System, it does not consider the costs related thereto to be charges for Year 2000 compliance. Presently, the Company does not have specific estimates for the cost of other upgrades and enhancements to its IT Systems but will provide such by the completion of Phase 1 when they are expected to be available. The Company does anticipate that these estimates will be reasonable and presently expects such to be within the Company's fiscal 1999 budget. At this time, the Company does not possess information necessary to estimate the potential financial impact of Year 2000 compliance issues relating to its non-IT Systems, Products, vendors, customers and other third parties. Such impact, including the effect of a Year 2000 business disruption, could have a material adverse impact on the Company's financial condition and results of operations.

         RISKS OF YEAR 2000 ISSUES. Because the Company is still in the discovery and evaluation phase of assessing its overall Year 2000 exposure, it cannot at this time state with certainty that the Year 2000 issues will not have a material adverse impact on its financial condition, results of operations and liquidity. Although the Company considers them unlikely, the Company believes that the following several situations, not in any particular order, make up the Company's "most reasonably likely worst case Year 2000 scenarios":

         1. DISRUPTION OF A SIGNIFICANT CUSTOMER'S ABILITY TO ACCEPT PRODUCTS OR PAY INVOICES.

         The Company's significant customers are large, well-informed customers, mostly in the automotive field, who are disclosing information to their vendors that indicates they are well along the path toward Year 2000 compliance. These customers have demonstrated their awareness of the Year 2000 issue by issuing requirements of their suppliers and indicating the stages of identification and remediation which they consider adequate for progressive calendar quarters leading up to the century mark. The Company's significant customers, moreover, are substantial companies that the Company believes would be able to make adjustments in their processes as required to cause timely payment of invoices. Because of lengthy lead times in the industry, disruption of orders from the Company is not likely a problem. Any deliveries occurring in the first half of 2000 will be those resulting from orders placed in 1999, while any disruptions of the order process early in 2000 will concern deliveries made many months later, with adequate opportunity for correction (or manual handling) of the order process before the timing becomes critical.

         2.  DISRUPTION OF SUPPLY MATERIALS.

         Several months ago, the Company began an ongoing process of surveying its vendors with regard to their Year 2000 readiness and is now in the process of assessing and cataloging the first responses to the survey. Having revised its methods of inquiry in recent weeks, the Company is hopeful of receiving adequate responses from critical vendors and many non-critical vendors within the first two quarters of fiscal 1999. The Company expects to work with vendors that show a need for assistance or that provide inadequate responses, and in many cases expects that survey results will be refined significantly by such work. Where ultimate survey results show that the need arises, the Company will arrange for back-up vendors before the changeover date.

         3. DISRUPTION OF THE COMPANY'S IT SYSTEMS.

         The Company is proceeding with a scheduled upgrade of its current hardware and software IT systems to state-of-the-art systems and such process has required Year 2000 compliance in the various invitations for proposals. Year 2000 testing is occurring as upgrades proceed and, in addition, will occur after all upgrades are complete, sometime during fiscal 1999. For this reason, the Company considers that disruption of its IT Systems is unlikely.

         4. DISRUPTION OF THE COMPANY'S NON-IT SYSTEMS.

         The Company is currently conducting a comprehensive assessment of all non-IT systems, including among other things its manufacturing systems and operations, with respect to both embedded processors and obvious computer control. For some systems, upgrades are already scheduled and it is expected that the Phase 1 assessments will highlight by the end of the second quarter of fiscal 1999 any further remediation needs. Considering the nature of the equipment and systems involved, the Company expects that the timing of assessment to be such that it will be able to complete any remediation efforts on a reasonably short schedule, and in any case before arrival of the Year 2000. The Company also believes that, after such assessment and remediation, if any disruptions do occur, such will be dealt with promptly and will be no more severe with respect to correction or impact than would be an unexpected breakdown of well-maintained equipment.

         5. DE-LISTING OF COMPANY AS A VENDOR TO CERTAIN CUSTOMERS.

         Several of the Company's principal customers, through the intermediary of an automotive industry information agency, have required updated reports in the form of answers to an extensive multiple-choice survey on the Company's Year 2000 compliance efforts. According to these customers, failure to reply to the readiness survey would have led to de-listing as a supplier at the present time, resulting in possible current inability to bid on procurements requiring deliveries two years or more in the future. Although the Company did respond to these reports on a timely basis, the substance of the Company's answers to the readiness surveys have placed it in a "red" or "danger" zone with respect to those customers' guidelines. One of the Company's two largest customers involved in the efforts of the independent audit agency had also already presented a survey directly to the Company, and as a result had arranged at its own expense for an independent audit of the Company's Year 2000 readiness. The independent audit agency had reported, in the third quarter of fiscal 1998, that although the Company's level of readiness placed it in the "red" or "danger" category, the Company (i) was proceeding rapidly with its evaluation and remediation efforts, (ii) was expected to reach the ultimate compliance goals of the survey in adequate time, and (iii) should not be considered a risk to the customer's sources of supply. As a result, the Company has not been de-listed as a supplier to that customer. Rather, the customer has merely scheduled monitoring meetings in the first and second quarters of fiscal 1999. The Company expects but cannot guarantee that responses from other customers will be similar. In addition, the Company does not know whether other customers' expectations will or will not be as stringent as those referred to above and whether the Company's current schedule will meet or exceed such expectations.

         CONTINGENCY PLANS. While the Company recognizes the need for contingency planning, it has not yet developed any specific contingency plans for potential Year 2000 disruptions. The aforementioned 8-step Compliance Validation Process, however, does include contingency planning by each team and such plans, as developed, will be carefully reviewed by the Company. The Company does anticipate developing contingency plans for its most critical areas, but details of such plans will depend on the Company's final assessment of the problem as well as the evaluation and success of its remediation efforts. Future disclosures will include contingency plans as they become available.

         CHANGES IN PERSONNEL. A vice president of the Company who was responsible for the Company's Year 2000 compliance efforts, among other matters, left the Company in the fourth quarter of fiscal 1998. With respect to covering the Company's Year 2000 issues, the Company has replaced this former employee with a senior-level manager with an engineering background who is familiar with the technological issues and challenges involved with the Year 2000 and who has accepted both responsibility and authority for all aspects of the Company's compliance. Regarding the Year 2000, the Company's new Director of Information Technology, who serves as the Company's Year 2000 Compliance Manger, reports directly to the Company's Chief Financial Officer and works closely with legal and, where needed, technical advisors.

CAUTIONARY STATEMENT

         Statements included in this management's discussion and analysis of financial condition and results of operations, in the letter to shareholders, elsewhere in this Form 10-K, in the Company's annual report, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and oral statements made with the approval of an authorized executive officer that are not historical, or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain risks and uncertainties could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual financial performance and cause it to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to begin full volume production at its Micro Products facility is dependent upon final qualification by the Company's customers and, in some cases, their customers, of VIATHIN as well as the ability of its production equipment to produce sufficient quantities of product at acceptable quality levels; (ii) delays in achieving full volume production at the Micro Products facility will have a material adverse impact on the Company's results of operations and liquidity position; (iii) a general downturn in the automotive market, the Company's principal market, could have a material adverse effect on the demand for the electronic components supplied by the Company to its customers; (iv) the company's ability to continue to make significant capital expenditures for equipment, expansion of operations, and research and development is dependent upon funds generated from operations and the availability of capital from other sources; (v) the extremely competitive conditions that currently exist in the automotive and datacommunications markets are expected to continue, including development of new technologies, the introduction of new products, and the reduction of prices; (vi) the Company's ability to raise additional equity capital of $5 million by February 26, 1999 and another $5 million of equity capital by August 27, 1999 as required by its lenders; and (vii) interruptions in the Company's operations or those of any of its suppliers or major customers as such may be caused by problems arising from the Year 2000. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect the events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's Credit and Security Agreement described in Footnote 3 to the financial statements as well as in the Management Discussion and Analysis carries interest rate risk. Amounts borrowed under this Agreement are subject to interest charges at a rate equal to the lender's base rate. This is generally the prime rate. Should the lenders base rate change, the Company's interest expense will increase or decrease accordingly. As of August 28, 1998, the Company had borrowed approximately $22 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost the Company $220,000 in additional gross interest cost on an annual basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements are listed under Item 14 of this report. Unaudited quarterly financial data for fiscal 1998 and 1997 is set forth in Note 11 to the Consolidated Financial Statements included with this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None

                                    PART III

         Pursuant to General Instruction G(3) Registrant omits Part III, Items 10 (Directors and Executive Officers of Registrant), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management) and 13 (Certain Relationships and Related Transactions), except that portion of Item 10 relating to Executive Officers of the Registrant, which is set forth in Part I of this report as a definitive proxy statement will be filed with the Commission pursuant to Regulation 14(a) within 120 days after August 28, 1998, and such information required by such items is incorporated herein by reference from the proxy statement.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as a part of the report:

                                                                                              Form 10-K
                                                                                           Page Reference
                                                                                           --------------
1.    Consolidated Financial Statements

         Index to Consolidated Financial Statements                                              F-1

         Report of Independent Public Accountants                                                F-2

         Consolidated Balance Sheets as of August 28, 1998 and
         August 29, 1997                                                                         F-3

         Consolidated Statements of Operations for the Fiscal Years Ended
         August 28, 1998, August 29, 1997, and August 30, 1996                                   F-4

         Consolidated Statements of Changes in Shareholders' Investment for the
         Fiscal Years Ended August 28, 1998, August 29, 1997, and August 30, 1996                F-5

         Consolidated Statements of Cash Flows for the Fiscal Years Ended
         August 28, 1998, August 29, 1997, and August 30, 1996                                   F-6

         Notes to Consolidated Financial Statements                                              F-7

2.       Consolidated Financial Statement Schedules
                                                                                              Form 10-K
Description                                                                                Page Reference
-----------                                                                                --------------
         Schedule II - Valuation and Qualifying Accounts                                         S-1


(b)      Reports on Form 8-K

         The following documents or portions of documents heretofore filed by the Company with the Securities and Exchange Commission (the "Commission") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are incorporated herein by reference: (1) Current Report on Form 8-K filed on August 18, 1998 and (2) Current Report on Form 8-K Filed on August 28, 1998.

(c)      Exhibits and Exhibit Index


Exhibit No.             Description
-----------             -----------

3.1 Amended and Restated Articles of Incorporation, incorporated by reference from Exhibit 3.1 of the Registrant's Form 10-Q for the quarter ended December 2, 1994.

3.2      Bylaws, as amended.

4.3 Rights Agreement dated as of June 16, 1996 and amended July 25, 1998 between the Company and Norwest Bank Minnesota, N.A., is incorporated by reference to Exhibit 1 to the Company's Form 8-A dated June 20, 1996 and Amendment No. 1 thereto dated July 30, 1998.

4.4      Certificate of Designation, Preferences and Rights of Series A Junior
         Participating Preferred Stock, incorporated by reference from Exhibit 1 of Registrant's Form 8-A dated June 20, 1996.



4.5 Convertible Preferred Stock Purchase Agreement dated August 27, 1997, among the Registrant and Southbrook International investments, Ltd., HBK Cayman LP, HBK Offshore Fund Ltd., and Brown Simpson Strategic
         Growth Fund LP, incorporated by reference from Exhibit 4.1 of the Registrant's Form 8-K filed September 10, 1997.

4.6      Certificate of Designation, Preferences and Rights of Series B
         Convertible Preferred Stock dated August 27, 1997, incorporated by reference from Exhibit 4.2 of the Registrant's Form 8-K filed September
         10, 1997.

4.7      Form of Warrant dated August 25, 1997, incorporated by reference from
         Exhibit 4.3 of the Registrant's Form 8-K filed September 10, 1997.

4.8      Registration Rights Agreement dated August 27, 1997, among the
         Registrant and Southbrook International investments, Ltd., HBK Cayman
         LP, HBK Offshore Fund Ltd., and Brown Simpson Strategic Growth Fund LP, incorporated by reference from Exhibit 4.4 of the Registrant's Form 8-K filed September 10, 1997.

4.9 Convertible Preferred Stock Purchase Agreement among the Company and the Purchasers listed in Exhibit A thereto, incorporated by reference from Exhibit 4.1 of the Registrant's Form 8-K filed August 18, 1998.

4.10     Certificate of Designation, Preferences and Rights of Series D
         Convertible Preferred Stock, incorporated by reference from Exhibit 4.2 of the Registrant's Form 8-K filed August 18, 1998.

4.11 Form of Warrant issued to the Purchasers, incorporated by reference from Exhibit 4.3 of Registrant's Form 8-K filed August 18, 1998.

4.12 Registration Rights Agreement among the Company and the Purchasers listed in Exhibit A thereto, incorporated by reference from Exhibit 4.4 of Registrant's Form 8-K filed August 18, 1998.

4.13     Agreement Relating to Sheldahl between Molex Incorporated and the
         Registrant dated November 18, 1998.

10.1 1987 Stock Option Plan, incorporated by reference from Exhibit 10.1 of the Registrant's Form 10-K for the fiscal year ended August 27, 1993.

10.2     1994 Stock Option Plan, as amended, incorporated by reference from
         Exhibit 4.1 of the Registrant's Form S-8 dated March 2, 1998 (File No.
         333-47183).

10.3     Employee Stock Purchase Plan, incorporated by reference from Exhibit
         4.1 of the Registrant's Form S-8 filed November 21, 1997 (File No.
         333-40719).

10.4     Credit and Security Agreement dated June 19, 1998, among the
         Registrant, Norwest Bank Minnesota, N.A., Harris Trust and Savings
         Bank, NBD Bank, N.A., and The CIT Group/Equipment Financings, Inc., incorporated by reference from Exhibit 10.1 of the Registrant's Form
         S-3 dated July 1, 1998 (File No. 333-58307).

10.4.1   First Amendment to Credit and Security Agreement dated November 25,
         1998, among the Registrant, Norwest Bank Minnesota, N.A., Harris Trust and Savings Bank, NBD Bank, N.A., and the CIT Group/Equipment
         Financing, Inc.

10.5 Form of Warrant issued in connection with Credit and Security Agreement dated June 19, 1998, among the Registrant, Norwest Bank Minnesota,
         N.A., Harris Trust and Savings Bank, NBD Bank, N.A., and The CIT
         Group/Equipment Financings, Inc., incorporated by reference from
         Exhibit 10.2 of the Registrant's Form S-3 dated July 1, 1998 (File No.
         333-58307).

10.6(*)  Limited Liability Company Agreement of Modular Interconnect Systems,
         L.L.C., dated July 28, 1998, without exhibits, incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K filed August
         28, 1998.

10.7     Loan Agreement, dated February 26, 1998, between the Company and
         Relational Funding Corporation, incorporated by reference from Exhibit
         10.1 of the Company's Report on Form 10-Q filed April 13, 1998.

10.8     Promissory Note dated February 26, 1998, between the Company and
         Relational Funding Corporation, incorporated by reference from Exhibit
         10.2 of the Company's Report on Form 10-Q filed April 13, 1998.



10.9     Consulting Agreement dated August 17, 1988 between James S. Womack and
         Sheldahl, Inc. incorporated by reference from Exhibit 10.2 of the Registrant's Form 10-K for the fiscal year ended August 27, 1993.

10.10 Form of Employment (change of control) Agreement for Executive Officers of the Registrant, incorporated by reference from Exhibit 10.4 of the Registrant's Form 10-K for the fiscal year ended August 30, 1996.

10.10.1  Form of Amendment No. 1 to Employment (change of control) Agreement for
         Executive Officers of the Registrant.

10.11 Employment (change of control) Agreement between James E. Donaghy and the Registrant dated March 1, 1988, as amended August 21, 1996, incorporated by reference from Exhibit 10.5 of the Registrant's Form
         10-K for the fiscal year ended August 30, 1996.

10.12    Supplementary Executive Retirement Plan Agreement between the
         Registrant and James E. Donaghy dated November 5, 1996.

10.13 Lease dated June 15, 1989 between Aberdeen Development Corporation and the Registrant, incorporated by reference from Exhibit 10.13 of the Registrant's Form 10-K for the fiscal year ended August 27, 1993.

10.14    Loan Authorization dated October 1, 1994 between South Dakota Board of
         Economic Development Registrant, incorporated by reference from Exhibit
         10.1 of the Registrant's Form 10-Q for the quarter ended February 25, 1994.

10.15    Agreement Relating to Employment dated October 1, 1994 between the
         South Dakota Board of Economic Development and the Registrant, incorporated by reference from Exhibit 10.2 of the Registrant's Form
         10-Q for the quarter ended February 25, 1994.

10.16    Promissory Note dated October 4, 1993 due to the South Dakota Board of
         Economic Development, incorporated by reference from Exhibit 10.3 of the Registrant's Form 10-Q for the quarter ended February 25, 1994.

10.17    Note Purchase Agreement dated as of August 31, 1995 between the
         Registrant and Northern Life Insurance Company, incorporated by reference to Exhibit 10.19 to Registrant's Form 10-K for the fiscal year ended September 1, 1995.

10.17.1 Waiver and Amendment with Addendum to the Note Purchase Agreement between the Registrant and Northern Life Insurance Company dated
         November 25, 1998.

10.18    Agreement dated January 10, 1994 between the MCM-L Consortium and the
         Advanced Projects Research Agency, incorporated by reference from
         Exhibit 10.4 of the Registrant's Form 10-Q for the quarter ended
         February 25, 1994.

10.19    Articles of Collaboration dated November 30, 1993 for the MCM-L
         Consortium, incorporated by reference from Exhibit 10.5 of the Registrant's Form 10-Q for the quarter ended February 25, 1994.

10.20    Agreement relating to Joint Venture dated August 1, 1995 between
         Registrant, Jiangxi Changjiang Chemical Plant, Hong Kong Wah Hing
         (China) Development Co., Ltd. and Jiujiang Flex Co., Ltd. incorporated by reference from Exhibit 10.23 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.

10.21 Agreement relating to payments dated August 1, 1995 between Registrant and Jiangxi Changjiang Chemical Plant, Hong Kong Wah Hing (China)
         Development Co., Ltd. and Jiujiang Flex Co., Ltd. incorporated by reference from Exhibit 10.24 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.

10.22    Manufacturing Agreement dated August 1, 1995 between Registrant and
         Jiujiang Flex Co., Ltd. incorporated by reference from Exhibit 10.25 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.

10.23 Marketing and License Agreement dated August 1, 1995 between Registrant and Jiujiang Flex Co., Ltd. incorporated by reference from Exhibit
         10.26 of the Registrant's Form 10-K for the fiscal year ended September
         1, 1995.

10.24    Technology Development Agreement dated August 15, 1995 between Low Cost
         Flip Chip Consortium and the Advanced Projects Research Agency incorporated by reference from Exhibit 10.27 of the Registrant's Form
         10-K for the fiscal year ended September 1, 1995.



10.25    Articles of Collaboration dated July 10, 1995 for the Low Cost Flip
         Chip Consortium incorporated by reference from Exhibit 10.28 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.

10.26    Technology Development Agreement dated March 23, 1995 between Plastic
         Packaging Consortium and the Advanced Projects Research Agency incorporated by reference from Exhibit 10.29 of the Registrant's Form
         10-K for the fiscal year ended September 1, 1995.

10.27    Articles of Collaboration dated March 17, 1995 for the Plastic
         Packaging Consortium incorporated by reference from Exhibit 10.30 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.

10.28 License Agreement dated June 20, 1994 between Sidrabe and Registrant incorporated by reference from Exhibit 10.31 of the Registrant's Form
         10-K for the fiscal year ended September 1, 1995.

10.28.1  Amendment No. 1 to License Agreement dated June 20, 1994 between
         Sidrabe and the Registrant.

11       Statement Regarding Computation of Per Share Earnings.

22       Subsidiary of Registrant.

23       Consent of Independent Public Accountants.

27       Financial Data Schedule

(*) Certain portions of this Exhibit have been deleted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2. Spaces corresponding to the deleted portions are represented by brackets with asterisks.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 25, 1998                  SHELDAHL, INC.

                                           By: /s/ James E. Donaghy
                                               -----------------------------------------
                                               James E. Donaghy, Chief Executive Officer

                                           By: /s/ Edward L. Lundstrom
                                               -----------------------------------------
                                               Edward L. Lundstrom, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on November 25, 1996 and in the capacities indicated.

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

By  /s/ James S. Womack                Chairman of the Board and Director
    ------------------------------
    James S. Womack

By  /s/ James E. Donaghy               Chief Executive Officer and Director
    ------------------------------     (principal executive officer)
    James E. Donaghy

By  /s/ Edward L. Lundstrom            President
    ------------------------------
    Edward L. Lundstrom

By  /s/ John V. McManus                Vice President - Finance
    ------------------------------     (principal financial and accounting officer)
    John V. McManus


By  /s/ John G. Kassakian              Director
    ------------------------------
    John G. Kassakian

By  /s/ Gerald E. Magnuson             Director
    ------------------------------
    Gerald E. Magnuson

By  /s/ Dennis M. Mathisen             Director
    ------------------------------
    Dennis M. Mathisen

By  /s/ William B. Miller              Director
    ------------------------------
    William B. Miller

By  /s/ Kenneth J. Roering             Director
    ------------------------------
    Kenneth J. Roering

By  /s/ Raymond C. Wieser              Director
    ------------------------------
    Raymond C. Wieser

By  /s/ Beekman Winthrop               Director
    ------------------------------
    Beekman Winthrop


                   Index to Consolidated Financial Statements

Report of Independent Public Accountants...................................................F-2

Consolidated Balance Sheets as of August 28, 1998, and August 29, 1997.....................F-3

Consolidated Statements of Operations for the Fiscal Years Ended August 28, 1998,
     August 29, 1997, and August 30, 1996..................................................F-4

Consolidated Statements of Changes in Shareholders' Investment for the Fiscal
     Years Ended August 28, 1998, August 29, 1997, and August 30, 1996.....................F-5

Consolidated Statements of Cash Flows for the Fiscal Years Ended August 28, 1998,
     August 29, 1997, and August 30, 1996..................................................F-6

Notes to Consolidated Financial Statements.................................................F-7

Schedule II:  Valuation and Qualifying Accounts............................................S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders of Sheldahl, Inc.:

         We have audited the accompanying consolidated balance sheets of Sheldahl, Inc. (a Minnesota corporation) and Subsidiary as of August 28, 1998, and August 29, 1997, and the related consolidated statements of operations, changes in shareholders' investment and cash flows for each of the three fiscal years in the period ended August 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sheldahl, Inc. and Subsidiary as of August 28, 1998, and August 29, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended August 28, 1998, in conformity with generally accepted accounting principles.

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

         As discussed in Note 2 to the financial statements, effective August 30, 1997, the Company changed its method of accounting for start-up costs.



                                                  ARTHUR ANDERSEN LLP


Minneapolis, Minnesota
  October 12, 1998

                          Sheldahl, Inc. and Subsidiary
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)

                                     Assets

                                                                                          August 28,          August 29,
                                                                                            1998                1997
                                                                                            ----                ----
Current assets:
      Cash and cash equivalents                                                         $   1,005           $   5,567
      Accounts receivable, net of allowances of $225                                       15,727              15,880
      Inventories                                                                          15,488              13,078
      Deferred taxes                                                                            -                 765
      Prepaid expenses and other current assets                                               627                 406
                                                                                        ---------           ---------
             Total current assets                                                          32,847              35,696
                                                                                        ---------           ---------

Plant and equipment:
      Land and buildings                                                                   28,255              26,467
      Machinery and equipment                                                             113,642             112,071
      Construction in progress                                                             26,682              19,303
      Accumulated depreciation                                                            (66,322)            (57,036)
                                                                                        ---------           ---------
             Net plant and equipment                                                      102,257             100,805
                                                                                        ---------           ---------

Other assets                                                                                1,202               2,866
                                                                                        ---------           ---------
                                                                                        $ 136,306           $ 139,367
                                                                                        ---------           ---------
                                                                                        ---------           ---------

                    Liabilities and Shareholders' Investment

Current liabilities:
      Current maturities of long-term debt                                              $   4,296           $     818
      Accounts payable                                                                      7,766               7,309
      Accrued salaries                                                                      1,554               1,606
      Other accrued liabilities                                                             4,518               3,020
      Restructuring reserves                                                                5,494                   -
                                                                                        ---------           ---------
             Total current liabilities                                                     23,628              12,753
                                                                                        ---------           ---------
Long-term debt, less current maturities                                                    27,829              40,869
Restructuring reserves                                                                      2,131                   -
Other non-current liabilities                                                               3,961               2,813
                                                                                        ---------           ---------
Commitments and contingencies (Notes 3, 4, 5, 6, 7, 9 and 11)                                   -                   -
Shareholders' investment:
      Preferred stock, $1 par value, 500,000 shares authorized; Series B and D
             5% cumulative convertible preferred,
             40,567 and 15,000 shares issued and outstanding                                   41                  15
      Common stock, $.25 par value, 20,000,000 shares authorized;
             9,660,614 and 9,031,371 shares issued and outstanding                          2,415               2,258
      Additional paid-in capital                                                           99,751              66,923
      Retained earnings (deficit)                                                         (23,450)             13,736
                                                                                        ---------           ---------
             Total shareholders' investment                                                78,757              82,932
                                                                                        ---------           ---------
                                                                                        $ 136,306           $ 139,367
                                                                                        ---------           ---------
                                                                                        ---------           ---------

    The accompanying notes are an integral part of these consolidated balance sheets.

                          Sheldahl, Inc. and Subsidiary
                      Consolidated Statements of Operations

(in thousands, except per share data)                                  For The Fiscal Years Ended

                                                            August 28,          August 29,          August 30,
                                                              1998                1997                1996
                                                              ----                ----                ----
Net sales                                                 $ 117,045           $ 105,266           $ 114,120
Cost of sales                                               109,143              94,933              89,171
                                                          ---------           ---------           ---------
Gross profit                                                  7,902              10,333              24,949
                                                          ---------           ---------           ---------

Expenses:
   Sales and marketing                                        9,861               9,560               9,254
   General and administrative                                 8,152               6,839               5,129
   Research and development                                   3,881               4,705               2,755
   Restructuring costs                                        8,500                   -                   -
   Impairment charges                                         3,300                   -                   -
   Interest                                                   2,547               1,298                 539
                                                          ---------           ---------           ---------
      Total expenses                                         36,241              22,402              17,677
                                                          ---------           ---------           ---------

Income (loss) before income taxes and cumulative
effect of change in method of accounting                    (28,339)            (12,069)              7,272

Provision (benefit) for income taxes                          2,952              (4,100)              2,500
                                                          ---------           ---------           ---------

Net income (loss) before cumulative effect
of change in method of accounting                           (31,291)             (7,969)              4,772

Cumulative effect of change in method of accounting          (5,206)                  -                   -
                                                          ---------           ---------           ---------

Net income (loss) before convertible preferred
 stock dividends                                            (36,497)             (7,969)              4,772

Convertible preferred stock dividends                          (689)                  -                   -
                                                          ---------           ---------           ---------

Net income (loss) applicable to common
shareholders                                              $ (37,186)          $  (7,969)          $   4,772
                                                          ---------           ---------           ---------

Net income (loss) per common share:
Basic -
   Net income (loss) before cumulative effect of
      change in method of accounting and after
      convertible preferred stock dividends               $   (3.41)          $   (0.89)          $    0.57
   Cumulative effect of change in method
      of accounting                                           (0.56)                  -                   -
                                                          ---------           ---------           ---------
   Net income (loss) per common share                     $   (3.97)          $   (0.89)          $    0.57
                                                          ---------           ---------           ---------
Diluted -
   Net income (loss) before cumulative effect of
      change in method of accounting and after
      convertible preferred stock dividends               $   (3.41)          $   (0.89)          $    0.55
   Cumulative effect of change in method
      of accounting                                           (0.56)                  -                   -
                                                          ---------           ---------           ---------
   Net income (loss) per common share                     $   (3.97)          $   (0.89)          $    0.55
                                                          ---------           ---------           ---------
                                                          ---------           ---------           ---------

Number of shares outstanding - basic                          9,364               8,967               8,414
Number of shares outstanding - diluted                        9,364               8,967               8,686

    The accompanying notes are an integral part of these consolidated financial statements.

                          Sheldahl, Inc. and Subsidiary
         Consolidated Statements of Changes in Shareholders' Investment

                                                                        For The Fiscal Years Ended

(in thousands)                                         August 28,                August 29,               August 30,
                                                          1998                      1997                     1996
                                                          ----                      ----                     ----
Series B convertible preferred stock:
         Balance at beginning of period               $     15                  $      -                    $     -
         Proceeds from stock issuance                        -                        15                          -
         Conversion to common stock                        (7)                         -                          -
                                                      --------                  --------                    -------
         Balance at end of period                     $      8                  $     15                    $     -
                                                      --------                  --------                    -------
                                                      --------                  --------                    -------

Series D convertible preferred stock:
         Balance at beginning of period               $      -                  $      -                    $     -
         Proceeds from stock issuance                       33                         -                          -
                                                      --------                  --------                    -------
         Balance at end of period                     $     33                  $      -                    $     -
                                                      --------                  --------                    -------
                                                      --------                  --------                    -------

Common stock:
         Balance at beginning of period               $  2,258                    $2,228                    $ 1,708
         Conversion of series B preferred stock            144                         -                          -
         Proceeds from issuance of
            common stock, net                                -                         -                        503
         Proceeds from stock purchase
            plan transactions                                5                         -                          -
         Proceeds from stock options exercised               8                        30                         17
                                                      --------                  --------                    -------
         Balance at end of period                     $  2,415                    $2,258                    $ 2,228
                                                      --------                  --------                    -------
                                                      --------                  --------                    -------

Additional paid-in capital:
         Balance at beginning of period               $ 66,923                  $ 51,404                    $22,311
         Issuance (cost) of series B
             convertible preferred stock                 (316)                    14,285                          -
         Conversion of series B preferred stock             38                         -                          -
         Proceeds from issuance of
            common stock, net                                -                         -                     28,494
         Fair value of warrants issued with
            credit and security agreement                  377                         -                          -
         Proceeds from stock purchase
            plan transactions                              135                         -                          -
         Proceeds from stock options exercised             218                     1,234                        599
         Proceeds from series D convertible
            preferred stock issuance, net               32,376                         -                          -
                                                      --------                  --------                    -------
         Balance at end of period                     $ 99,751                  $ 66,923                    $51,404
                                                      --------                  --------                    -------
                                                      --------                  --------                    -------

Retained earnings (deficit):
         Balance at beginning of period               $ 13,736                  $ 21,705                    $16,933
         Net income (loss)                            (37,186)                   (7,969)                      4,772
                                                      --------                  --------                    -------
         Balance at end of period                    $(23,450)                  $ 13,736                    $21,705
                                                     ---------                  --------                    -------
                                                     ---------                  --------                    -------

     The accompanying notes are an integral part of these consolidated financial statements.

                         Sheldahl, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                            For The Fiscal Years Ended

                                                             August 28,             August 29,            August 30,
                                                                1998                   1997                  1996
                                                                ----                   ----                  ----
Operating activities:
      Net income (loss)                                       $(37,186)             $ (7,969)              $  4,772
      Adjustments to reconcile net income to
        net cash provided by operating activities:
              Depreciation and amortization                     14,382                10,650                  6,783
              Deferred income taxes                              2,952                (4,196)                 1,846
              Restructuring costs                                8,500                     -                      -
              Impairment charges                                 3,300                     -                      -
              Accounting method change                           5,206                     -                      -
      Net change in other operating activities:
              Accounts receivable                                  153                 5,211                 (3,454)
              Inventories                                       (2,410)               (1,553)                   984
              Prepaid expenses and other current assets           (221)                  (16)                   342
              Other assets                                        (523)                  146                    734
              Accounts payable and accrued liabilities           1,903                (1,118)                  (708)
              Restructuring reserves                              (875)                    -                      -
              Other non-current liabilities                        251                   544                   (414)
                                                              --------              --------               --------
      Net cash provided by (used in) operating activities       (4,568)                1,699                 10,885
                                                              --------              --------               --------

Investing activities:
      Capital expenditures, net                                (23,268)              (30,729)               (24,920)
                                                              --------              --------               --------

Financing activities:
      Net borrowings (repayments) under revolving
        credit and bridge facilities                           (26,456)               17,275                (15,290)
      Proceeds from term facility and warrants, net             16,000                     -                      -
      Proceeds from other long-term debt                         2,335                 1,452                      -
      Repayments of long-term debt                              (1,064)                 (598)                  (429)
      Issuance of preferred stock, net                          32,093                14,300                      -
      Issuance of common stock                                       -                     -                 28,997
      Stock options exercised                                      366                 1,264                    616
                                                              --------              --------               --------
              Net cash provided by financing activities         23,274                33,693                 13,894
                                                              --------              --------               --------

Net increase (decrease) in cash and cash equivalents            (4,562)                4,663                   (141)
                                                              --------              --------               --------

Cash and cash equivalents at beginning of period                 5,567                   904                  1,045
                                                              --------              --------               --------

Cash and cash equivalents at end of period                    $  1,005              $  5,567               $    904
                                                              --------              --------               --------
                                                              --------              --------               --------

Supplemental cash flow information:
      Interest paid                                           $  4,423              $  3,078               $  2,221
                                                              --------              --------               --------
                                                              --------              --------               --------
      Income taxes paid (refunded)                            $     36              $    (68)              $    131
                                                              --------              --------               --------
                                                              --------              --------               --------


       The accompanying notes are an integral part of these consolidated financial statements.

                         Sheldahl, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements

(1)      Business Description

         Sheldahl creates and distributes thin, flexible laminates and their derivatives to worldwide markets. The Company's laminates are of two types: adhesive-based tapes and materials, and its patented adhesiveless material, NOVACLAD-Registered Trademark-. From these materials, Sheldahl fabricates high-value derivative products: single- and double-sided flexible interconnects and assemblies under the trade names FLEXBASE-Registered Trademark-, NOVAFLEX-Registered Trademark- HD and NOVAFLEX-Registered Trademark- VHD and substrates for silicon chip carriers under the trade name VIAARRAY-Registered Trademark- and VIATHIN-Registered Trademark-.

         During the two year period ended August 28, 1998, the Company has incurred cumulative net losses totaling approximately $45.2 million, including restructuring and other charges of $17.0 million. As a result of these losses and the investment the Company has made in its Longmont, Colorado facility and in other capital assets, the Company has used cash of approximately $54.0 million supporting capital expenditures and $2.9 million supporting operating losses in the two-year period ended August 28, 1998. The Company has financed these transactions principally through debt and equity financing.

         During 1999, the Company anticipates reducing capital expenditures to approximately $7 million. Operating results are expected to improve in fiscal 1999 as a result of the recent restructuring initiatives undertaken by the Company and increased production at the Company's Longmont, Colorado facility; however, operating losses are expected to continue, but at a lower level than fiscal 1998. The Company anticipates financing the capital expenditures and operating activities from borrowings under its current credit and security agreement. Management believes with planned operating improvements that the Company has adequate liquidity to provide uninterrupted support for its business operations during fiscal 1999. Nevertheless, the Company is in the process of seeking additional debt or equity capital to further ensure the ongoing operations of the Company. This is based on the uncertainty of achieving expected improved operating results, including realizing significant sales growth in fiscal 1999 from the Company's Micro Products business, and to meet the covenants under the Company's credit and security agreement. The Company is required to raise additional equity capital of $5 million by February 26, 1999 and another $5 million of equity capital by August 27, 1999. In the event the Company is unable to raise the capital, the Company would be in technical default under its credit and security agreement enabling the Company's lenders to require immediate repayment of the borrowings under the credit and security agreement. If the Company does not achieve its projected operating results and/or it does not have borrowings available under its current credit and security agreement, management believes that it has options available to obtain necessary additional new capital, including the issuance of additional new debt or additional new equity financing. There can be no assurance that the Company will be successful in its attempt to issue additional debt or to raise additional capital on terms acceptable to the Company.

(2)      Summary of Significant Accounting Policies

         BASIS OF PRESENTATION -

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its subsidiary. All significant intercompany transactions have been eliminated.

         USE OF ESTIMATES -

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Ultimate results could differ from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS -

         The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount for long-term debt approximates its fair value because of the variable rate feature and because the related interest rates are comparable to rates currently available to the Company for debt with similar terms.

         SIGNIFICANT CUSTOMERS -

         The Company's three largest customers accounted for sales of $18,100,000, $12,100,000, and $11,700,000 in 1998. The Company's two largest customers accounted for sales of $12,052,000 and $11,143,000 in 1997 and $15,549,000 and $13,944,000 in 1996. No other customers accounted for more than 10% of net sales.

         EXPORT SALES -

         The Company had export sales of $24,501,000 in 1998; $15,040,000 in 1997; and $11,968,000 in 1996.

         REVENUE RECOGNITION -

         The Company recognizes revenue principally as products are shipped. In addition, the Company grants credit to customers and generally does not require collateral or any other security to support amounts due.

         INVENTORIES -

         Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out (FIFO) method. Cost includes the cost of materials, direct labor, and applicable manufacturing overhead.

         The components of inventories are as follows (in thousands):

                                       August 28,           August 29,
                                          1998                 1997
                                          ----                 ----
            Raw material                $  4,964            $  3,069
            Work-in-process                4,742               6,484
            Finished goods                 5,782               3,525
                                        --------            --------
            Total                       $ 15,488            $ 13,078
                                        --------            --------
                                        --------            --------

         PLANT AND EQUIPMENT -

         Plant and equipment are stated at cost and include expenditures that increase the useful lives of existing plant and equipment. The cost of major plant and equipment additions includes interest capitalized during the acquisition period. Interest capitalized totaled $1,903,000 in 1998, $1,735,000 in 1997, and $1,605,000 in 1996. Maintenance, repairs and minor renewals are charged to operations as incurred. When plant and equipment are disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in the results of operations.

         For financial reporting purposes, plant and equipment are depreciated principally on a straight-line basis over the estimated useful lives of 20 to 40 years for buildings and 3 to 15 years for machinery and equipment. For income tax reporting purposes, straight-line and accelerated depreciation methods are used.

         INCOME TAXES -

         Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at currently enacted tax rates. During fiscal 1998, a valuation allowance was provided for the Company's net deferred tax assets (see note 8).

         EARNINGS PER SHARE -

         The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic earnings per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed using the weighted average number of shares of common stock, the dilutive common equivalent shares related to stock options outstanding during the period and the equivalent common shares of convertible preferred stock, if those equivalent shares are dilutive. During fiscal 1998 and 1997, stock options and convertible preferred stock equivalents are anti-dilutive and, therefore, are not included in the computation of diluted earnings per share.

         NEW ACCOUNTING PRONOUNCEMENTS -

         During June 1997, the Financial Accounting Standards Board released SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company will adopt SFAS No. 131 in 1998 and is currently analyzing the impact it will have on the disclosures in its financial statements.

         During February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 31, 1997. SFAS No. 132 revises certain of the disclosure requirements, but does not change the measurement or recognition of those plans. The adoption of SFAS No. 132 will result in revised and additional disclosures, but will have no effect on the financial position, results of operations, or liquidity of the Company.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and hedging Activities," effective for years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impacts of adopting SFAS No. 133 and has not yet determined the timing or method of adoption.

         START-UP COSTS -

         In fiscal 1998, the Company adopted Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities," which requires the expensing of these items as incurred, versus capitalizing and expensing them over a period of time. Start-up activities are broadly defined and include one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, commencing some new operation, and organizing a new entity. The adoption of this statement resulted in a cumulative effect of a change in method of accounting of approximately $5.2 million, primarily related to costs capitalized by the Company from its Longmont, Colorado facility. The adoption of this statement was applied retro-actively to the beginning of fiscal 1998, and the Company's first and second quarters have been restated to reflect this change in method of accounting, in accordance with the provisions of SOP 98-5 and APB 20.

(3)      Restructuring Costs

         During fiscal 1998, the Company recorded liabilities of $8.5 million relating to the voluntary and involuntary termination of certain employees as well as exiting activities at the Company's Aberdeen, South Dakota assembly facility. All such liabilities were charged to restructuring costs on the Company's statement of operations. In total, 309 employees have been affected and consisted of Northfield salaried, Northfield production and Aberdeen production staff. The Company has provided $5.7 million of termination benefits for these 309 employees of which $735,000 was paid on or before August 28, 1998. As of October 1, 1998, 270 of the 309 affected employees have terminated employment with the Company.

         Exit costs of $2.8 million have been recorded for the Aberdeen facility and consist primarily of equipment disposal costs, certain rental and other obligations. As of August 28, 1988, the Company has paid $140,000 of such exit costs.

(4)      Financing


Long-term debt consisted of the following (in thousands):             August 28,         August 29,
                                                                         1998               1997
                                                                         ----               ----
Revolving facility                                                      $ 6,062           $32,519

Term facility, net                                                       15,623                 -

Note payable to insurance company, secured by real estate
 mortgage.  Varying interest rates and principal payments
 through September 1, 2002                                                5,195             5,383

Capitalized lease obligations payable to an investment company secured by computer equipment and software. Interest at
  10.17% with monthly payments of $40, including principal
  and interest through July 2002                                          1,534             1,870

Capitalized lease obligation payable to a bank, secured by
  computer, communications equipment and related software
  interest at 7.8% with monthly payments of $14, including
  principal and interest through October 2003                               572               690

Installment note due a finance company secured by computer
  hardware and software, interest at 9.69% with monthly
  payments of $49, including principal and interest, due
  January 2003                                                            2,099                 -

Note payable to Economic Development Agency, secured
  by $550 standby letter of credit, interest at 2.0% with
  monthly payments of $9, including principal and interest,
  remaining balance paid October 1998                                       533               624

Other                                                                       507               601
                                                                        -------           -------
                                                                         32,125            41,687
Less-current maturities                                                  (4,296)             (818)
                                                                        -------           -------
                                                                        $27,829           $40,869
                                                                        -------           -------
                                                                        -------           -------

         In fiscal 1998, the Company executed a new credit agreement, which completely replaces the Company's prior credit facilities. The new agreement provides three separate facilities: a revolver facility of up to $25 million based on the Company's working capital; a term facility for $16 million based on the appraised value of the Company's unencumbered equipment; and a bridge facility for $19 million. The bridge facility was repaid in full on July 31, 1998 with part of the net proceeds from the Series D Preferred Stock. Interest on the revolver and the term facility is charged at the base rate, which was 8.5% as of August 28, 1998. As of August 28, 1998, the amount available to borrow on the revolver was $10.5 million based on a $16.6 million borrowing base on the working capital revolver. Under the agreement, the Company issued 5-year warrants to purchase in the aggregate 100,000 shares of common stock at a price of $6.92 per share (101.5% of the Company's common stock price at date of issuance), exercisable anytime through July 2003. The fair value of the warrants of approximately $377,000 was determined on their date of issuance using the Black-Scholes methodology, has been recorded as a reduction of the term facility in the accompanying financial statements, and will be accreted as interest expense over the term of the associated credit and security agreement. The agreement requires certain covenants that restrict the payments of cash dividends, capital expenditures, redemption of preferred stock, and require the Company to maintain certain levels of net worth and net income, maintain certain levels of cash flows from operations, and requires the Company to raise additional equity capital of $5 million by February 26, 1999 and another $5 million of equity capital by August 27, 1999, as defined (see Note 1). All borrowings under the agreement are secured by the Company's tangible and intangible assets. The term facility requires monthly repayments of $205,000 beginning January 1999. The revolving credit facility is due on May 31, 2001. As of August 28, 1998, the Company has complied with or has obtained waivers for all debt covenants.

         Subsequent to year end, the Company amended the terms and conditions of its note payable to an insurance company. The amended agreement requires principal payments of $500,000 due December 1, 1998, $250,000 due January 1, 1999, $250,000 due February 1, 1999 and $60,000 due each month thereafter beginning March 1, 1999. The interest rate charged will be 10% effective December 1, 1998 and will increase monthly to 15% effective May 1, 1999. The agreement requires certain covenants that restrict the payment of cash dividends, total corporate debt, sales of corporate assets, capital expenditures and maintain certain levels of net worth and cash flows. The table below reflects the changes required by the amended credit agreement.

         Future maturities of debt are as follows (in thousands):

         Fiscal 1999                              $ 4,296
         Fiscal 2000                                4,239
         Fiscal 2001                               19,627
         Fiscal 2002                                1,816
         Fiscal 2003                                2,157
         Thereafter                                   367
                                                  -------
                                                  $32,502
                                                  -------
                                                  -------

(5)      Preferred Stock

         On July 30, 1998, the Company issued 32,917 shares of Series D convertible preferred stock with a total stated value of $32,917,000. This Series D preferred stock carried a 5% dividend rate and is convertible to nearly 5.4 million shares at a fixed rate of $6.15 per share. The holders of the Series D preferred stock were also issued 329,170 warrants to purchase the Company's common stock at a price of $7.6875 per share. These warrants expire July 29, 2001. Net proceeds from the Series D preferred stock were $32,409,000.

          On August 27, 1997, the Company entered into an agreement with five qualified investors for the issuance of $30 million of 5% cumulative convertible preferred stock. As of August 29, 1997, the Company had issued 15,000 shares of Series B cumulative convertible preferred stock with a stated value of $1,000 per share for a total of $15 million. Series B preferred stock is convertible to common stock and carries a 5% cumulative dividend, payable upon conversion and payable in common stock or cash, at the Company's option. The Series B preferred stock conversion price is the lower of 110% of the five-day average closing price of the Company's common stock preceding the issuance of the preferred shares ($25.34), or 101% of the lowest consecutive five-day average closing price of the common stock in the 30-day period immediately prior to conversion. Holders of the Series B preferred stock may convert to common stock of the Company at any time, subject to certain limitations. Under certain circumstances, the Company may require the holders to convert to common stock. Under certain circumstances, the Company may be required to redeem the preferred stock. Along with the Series B preferred stock, the investors received warrants to purchase 67,812 additional common shares at $27.65 per share. These warrants expire on August 27, 2000.

            During February of 1998, the Company received a conversion notice for $7,350,000 in stated value of Series B preferred stock. In accordance with the agreement, the Company issued 575,149 shares of common stock (including accrued dividends) at a conversion price of approximately $13 per share (see note 12).

(6)      Stock Based Compensation

         The shareholders of the Company have approved stock option plans (the Plans) for officers, other full-time key salaried employees, and non-employee directors of the Company to reward outstanding performance and enable the Company to attract and retain key personnel. Under the Plans, options are granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant and are generally exercisable for five or ten years. The Plans also provide for automatic grants of 25,000 target grant replacement stock options to each non-employee director of the Company on the date that each such director is first elected to the Board of Directors, and expire, to the extent not already expired, one year after termination of service as a Director. As of August 28, 1998, the Plans authorize the future granting of options to purchase up to 176,000 shares of common stock.

         Stock option transactions during 1996, 1997, and 1998 are summarized as follows:

                                                              Shares           Price per Share
                                                              ------           ---------------
         Outstanding at September 1, 1995                      569,708        $4.875 to $16.500
                  Granted                                      475,090        $16.500 to $22.125
                  Exercised                                    (68,888)       $4.875 to $16.500
                  Lapsed                                        (5,000)       $18.375
                                                             ---------

         Outstanding at August 30, 1996                        970,910        $5.000 to $22.125
                  Granted                                      424,049        $15.375 to $22.000
                  Exercised                                   (119,103)       $5.00 to $22.125
                  Lapsed                                       (87,076)       $15.375 to $22.125
                                                             ---------

         Outstanding at August 29, 1997                      1,188,780        $5.000 to $22.125
                  Granted                                      425,723        $5.250 to $20.375
                  Exercised                                    (54,678)       $5.000 to $16.875
                  Lapsed                                       (87,012)       $11.500 to $22.125
                                                             ---------

         Outstanding at August 28, 1998                      1,472,813        $5.00 to $22.125
                                                             ---------

         Options exercisable were 946,710 as of August 28, 1998, 669,562 as of August 29, 1997, and 569,660 as of August 30, 1996.

         The options outstanding as of August 28, 1998, expire five or ten years after the grant date as follows:

                                                  Number of Options
                Fiscal Years                         That Expire
                ------------                         -----------
                    1999                                66,855
                    2000                                25,413
                    2001                                48,718
                    2002                               100,000
                    2003                                34,454
                    2004                                92,604
                    2005                                53,645
                    2006                               313,750
                    2007                               401,606
                    2008                               335,768

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

         The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of stock options granted using the Black-Scholes option pricing model as prescribed by SFAS 123, using the following weighted average assumptions:

                                                             Fiscal Years Ended

                                       August 28,                August 29,               August 30,
                                          1998                      1997                     1996
                                          ----                      ----                     ----

Risk-free interest rate                5.07 - 6.18%              6.21 - 6.63%             5.50 - 6.61%
Expected lives                              7 years                   7 years           4.5 to 7 years
Expected volatility                  49.17 - 70.46%            48.75 - 65.44%           45.45 - 51.46%

         Using the Black-Scholes option pricing model, the total value of stock options granted during 1998, 1997 and 1996 was $2,645,000, $4,958,000 and $5,608,000 respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically ranging from six months to four years). The weighted average fair value of options granted during 1998, 1997 and 1996 was $6.86 per share, $11.96 per share and $11.93 per share, respectively.

         If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income (loss) and earnings
(loss) per share would have been as follows:

                                                                   Fiscal Years Ended

                                      August 28, 1998                August 29, 1997              August 30, 1996
(in thousands,                        ---------------                ---------------              ---------------
except per share data)            As Reported   Pro Forma        As Reported   Pro Forma     As Reported   Pro Forma
                                  -----------   ---------        -----------   ---------     -----------   ---------
Net income (loss)                  $(37,186)     $(41,134)        $(7,969)     $(9,887)        $4,772        $4,224
Earnings (loss) per share-basic      $(3.97)       $(4.39)         $(0.89)      $(1.10)         $0.57         $0.50
Earnings (loss) per share-diluted    $(3.97)       $(4.39)         $(0.89)      $(1.10)         $0.55         $0.49

         The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to September 1, 1995, and additional awards are anticipated to be granted in future years.

(7)      Commitments and Contingencies

         LEASE COMMITMENTS -

         The Company has non-cancelable operating lease commitments for certain manufacturing facilities and equipment, which expire at various dates through 2004. Minimum rent commitments under operating leases are $2,658,000 in 1999, $1,662,000 in 2000, $843,000 in 2001, $293,000 in 2002, $271,000 in
2003, and $94,000 in 2004. In accordance with the terms of the lease agreements, the Company is required to pay maintenance and property taxes related to the leased property. Operating lease expense was $2,816,000 in 1998, $2,721,000 in 1997, and $2,353,000 in 1996.

         The Company has entered into various capital lease arrangements for the purchase of certain communication and computer equipment and related software totaling $2.7 million. Amortization expense relating to these capital leases was $140,000 in 1998. The following is a schedule by year of future gross minimum capital lease payments (in thousands):

         Fiscal 1999                                                 $   653
         Fiscal 2000                                                     653
         Fiscal 2001                                                     653
         Fiscal 2002                                                     653
         Fiscal 2003                                                      24
                                                                     -------
                                                                     $ 2,636
         Less amount representing interest                             (530)
                                                                     -------

         Present value of net minimum capital lease payments         $ 2,106
                                                                     -------
                                                                     -------

         EMPLOYMENT AGREEMENTS -

         The Company has employment and consulting agreements with various officers which are renewable in successive one-year terms after August 21, 1999, requiring minimum severance benefits following a change in control of the Company, as defined.

         LITIGATION -

         The nature of the Company's operations exposes it to the risk of certain legal and environmental claims in the normal course of business. Although the outcome of these matters cannot be determined, management believes, based upon the advice and consultations with its legal counsel, that final disposition of these matters will not have a material adverse effect on the Company's operating results or financial condition.

(8)      Income Taxes

         The provision (benefit) for income taxes consisted of the following (in thousands):

                                                      August 28,           August 29,           August 30,
                                                         1998                 1997                 1996
                                                         ----                 ----                 ----
         Currently payable                              $    -              $     96              $  654
         Deferred                                        2,952               (4,196)               1,846
                                                        ------              --------              ------
         Provision (benefit) for income taxes           $2,952              $(4,100)              $2,500
                                                        ------              --------              ------
                                                        ------              --------              ------

         A reconciliation from the provision (benefit) for income taxes using the statutory federal income tax rate to the provision (benefit) for income taxes is as follows (in thousands):

                                                           August 28,           August 29,          August 30,
                                                              1998                 1997                1996
                                                              ----                 ----                ----
         Federal statutory rates                            $(11,404)             $(4,100)            $ 2,472
         Research and experimentation tax credits               (356)                    -                  -
         Tax benefit of foreign sales corporation                   -                    -              (182)
         State income taxes, net of federal benefit             (908)                   96                 90
         Change in valuation allowance                         15,389                    -                  -
         Other                                                    231                 (96)                120
                                                             --------             --------            -------
                                                             $  2,952             $(4,100)            $ 2,500
                                                             --------             --------            -------
                                                             --------             --------            -------

         As of August 28, 1998, the Company had federal net operating loss carryforwards of $40.5 million and federal income tax credit carry forwards of approximately $1.3 million that expire through 2012. Future use of these federal tax benefits are dependent upon profitability of the Company. The future use of federal tax benefits may be subject to limitation under Internal Revenue Code Section 382, in the event a change in control occurs.

         Temporary differences and carryforwards which result in net deferred income tax assets as of August 28, 1998, and August 29, 1997, were as follows (in thousands):

                                                   August 28,         August 29,
                                                      1998               1997
                                                      ----               ----
Deferred tax assets:
         Net operating loss carryforwards          $ 14,045           $  6,819
         Restructuring reserves                       2,942                  -
         Income tax credit carryforwards              1,333                977
         Postretirement benefits                        752                644
         Deferred compensation                          580                630
         Inventories                                    508                178
         Medical reserves                               239                247
         Vacation reserve                               186                155
         Bad debt reserve                                83                 83
         Other                                          117                130
                                                   --------           --------
         Deferred tax assets                         20,785              9,863
Deferred tax liabilities:
         Depreciation                               (5,191)            (6,706)
Valuation allowance                                (15,594)              (205)
                                                   --------           --------
Net deferred taxes                                 $      -           $  2,952
                                                   --------           --------
                                                   --------           --------

         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. During 1998, the Company established a full valuation allowance for its net deferred tax assets due to the uncertainty related to their ultimate realization. The Company arrived at such a decision considering several factors, including but not limited to, historical cumulative losses incurred by the Company and anticipated continued operating losses. The Company will continue to evaluate the need for the valuation allowance, and at such time it is determined that it is more likely than not that such deferred tax assets will be realized, the valuation allowance, or a portion thereof, will be reversed.

(9)      Pension and Postretirement Benefits

         DEFINED BENEFIT PLAN -

         The Company sponsors a defined benefit pension plan covering substantially all hourly employees of the Company's Northfield, Minnesota, facility (the Northfield Plan). Pension costs are funded in compliance with the Employee Retirement Income Security Act of 1974. Net periodic pension cost is as follows (in thousands):

                                                          August 28,         August 29,         August 30,
                                                             1998               1997               1996
                                                             ----               ----               ----
         Service cost                                      $   200             $  177              $  184
         Interest cost on projected benefit obligation         382                350                 337
         Return on plan assets                             (1,069)              (862)               (606)
         Net amortization and deferral                         659                556                 385
                                                           -------             ------              ------
         Net periodic pension cost                         $   172             $  221              $  300
                                                           -------             ------              ------
                                                           -------             ------              ------

         Funding information with respect to the Northfield Plan is as follows (in thousands):

                                                            August 28,          August 29,
                                                               1998                1997
                                                               ----                ----
         Actuarial present value of -
                Vested benefit obligation                     $6,376              $4,764
                                                              ------              ------
                                                              ------              ------
                Accumulated benefit obligation                $6,491              $4,847
                                                              ------              ------
                                                              ------              ------
                Projected benefit obligation                  $6,491              $4,847
                                                              ------              ------
                                                              ------              ------
                Plan assets at fair value                     $6,234              $5,317
                                                              ------              ------
                                                              ------              ------
         Projected benefit obligation in excess
           of (less than) plan assets                         $  257              $(470)
         Unrecognized transition amount                            -                (50)
         Unrecognized prior service cost                           -               (659)
         Unrecognized net gain                                     -               1,400
                                                              ------              ------
         Net pension liability                                $  257              $  221
                                                              ------              ------
                                                              ------              ------

         The accumulated benefit obligation is the actuarial present value of all vested and non-vested benefits for employee service before July 1, 1998. The projected benefit obligation is the accumulated benefit obligation increased to include expected increases in the plan's flat dollar benefit. The projected benefit obligation is determined using an assumed discount rate of 7% in 1998 and 8% in 1997. The assumed long-term rate of return for assets is 8% in both 1998 and 1997. Plan assets consist principally of cash equivalents, bonds, and common stock.

         EMPLOYEE SAVINGS PLAN -

         The Company has an employee savings plan covering all employees who meet certain age and service requirements and who are not participants in the Northfield Plan.

         The Company's contribution to the employee savings plan equals 2% of the participant's salary. The Company also matches participants' voluntary contributions to the plan. This matching contribution is subject to Company earnings on a quarterly basis and is limited to 4% of each participant's salary. The Company's expense related to the employee savings plan was $448,000 in 1998, $475,000 in 1997, and $1,014,000 in 1996.

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

         Net periodic postretirement benefit cost is as follows (in thousands):

                                                 August 28,           August 29,          August 30,
                                                    1998                 1997                1996
                                                    ----                 ----                ----
         Service cost                              $  36                $  35               $  33
         Interest cost on accumulated
            benefit obligation                        64                   71                  66
                                                   -----                -----               -----
                                                   -----                                    -----
         Net periodic postretirement
            benefit cost                           $ 100                $ 106               $  99
                                                   -----                -----               -----
                                                   -----                -----               -----

         Funding information related to the Company's plan is as follows (in thousands):

                                                August 28,          August 29,         August 30,
                                                   1998                1997               1996
                                                   ----                ----               ----
         Accumulated benefit obligation          $ 2,050             $ 1,756            $ 1,347
         Plan assets at fair value                     -                   -                  -
                                                 -------             -------            -------
         Projected benefit obligation in
            excess of plan assets                  2,050               1,756              1,347
         Unrecognized net gain                         -                   -                  -
                                                 -------             -------            -------
         Accrued postretirement benefits         $ 2,050             $ 1,756            $ 1,347
                                                 -------             -------            -------
                                                 -------             -------            -------

         A 10.5% annual rate of increase in the health care cost trend rate was assumed with rates decreasing gradually to 5.5% by 2007, and remaining at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported. Increasing the assumed health care cost trend rate assumption by one percentage point would increase the accumulated postretirement benefit obligation by $63,000 and the net periodic postretirement benefit cost by $2,000 each year. The discount rate used in determining the accumulated postretirement benefit obligation was 7% for 1998 and 8% for 1997.

(10)     Consortium for the Development of Multichip Modules

         On January 10, 1994, the Company entered into a consortium agreement sponsored by the Advanced Projects Research Agency (ARPA), a United States Government Agency. The purpose of the consortium is to accelerate the development and commercialization of the Company's chip-carrier substrates for multi-chip modules (MCMs). As a consortium member, the Company received approximately $12.2 million in funding through August of 1998 from ARPA to further test, design, and develop the manufacturing processes for the Company's NOVACLAd-based substrates, which are used in constructing MCMs. The Company incurred $257,000 in 1998, $584,000 in fiscal 1997, and $3,235,000 in
1996 in costs related to this project. As of August 28, 1998, the consortium has reimbursed substantially all of these costs and the Company will no longer incur costs that will be reimbursed by ARPA.

(11)     Joint Ventures

         On July 28, 1998, the Company and Molex Incorporated ("Molex") formed a joint venture to design, market and assemble modular interconnect systems to replace wiring harnesses in primarily the automotive market. The new company was named Modular Interconnect Systems, L.L.C. and it is a Delaware limited liability company ("Origin"). Origin will utilize proprietary flexible products developed by the Company and proprietary connectors developed by Molex in the development of the new modular interconnect system as an alternative to conventional automotive wiring harnesses and flex circuit assemblies. The Company and Molex will supply their respective products to Origin pursuant to long-term supply contracts. The Company owns 40% and Molex owns 60% of Origin. Each party has a right of first refusal with respect to the other party's ownership interest. Origin is being funded by contributions from the Company and Molex. Certain development costs of those components to be designed and developed by Sheldahl for the new systems will also be reimbursed by Molex and other development costs may be funded by loans from Molex. Both the Company and Molex granted Origin a non-exclusive license to certain of their intellectual property for purposes of producing the new modular interconnect systems. Each license takes effect and is contingent upon a change of control of the Company or Molex and the purchase of such person's membership interest in Origin. As of August 28, 1998, the Company's investment in and the impact of accounting for its investment in Origin under the equity method has not been material.

         In August 1995, the Company entered into various agreements to form a joint venture in Juijiang Jiangxi China with Jiangxi Changjiang Chemical Plant and Hong Kong Wah Hing (China) Development Co., Ltd. Under the agreements, the Company has licensed certain technology to the joint venture and is providing certain technical support. In return, the Company received a 20% ownership interest in the joint venture, $900,000 in cash over a three-year period, subject to completion of certain milestones; and royalties, based upon a percentage of products sold by the joint venture. The percentage used is a sliding scale based on the dollar volume of sales and the royalty year as defined. The minimum royalty payment is $100,000 per royalty year. The agreements also require that the Company purchase fixed amounts of the joint venture's licensed product. This purchase commitment is estimated to be approximately $450,000 per year for three years beginning in fiscal 2000. The joint venture was established to manufacture flexible adhesive-based copperclad laminates (Flexbase) and associated cover film tapes in China. Under the terms of the agreements, the joint venture will market these products in China, Taiwan, Hong Kong and Macau. The Company accounts for its investment in this joint venture under the cost method, and the impact thereof has not been material.

(12) Events Subsequent to the Date of Report of Independent Public Accountants (Unaudited)

         Subsequent to year-end and through October 30, 1998, the Company received conversion notices representing 6,737 shares of Series B Preferred Stock. These conversions were handled as follows: 5,762 preferred shares plus accrued dividends were converted into 1,230,178 shares of the Company's common stock; 623 preferred shares were redeemed with cash payments totaling $837,000, including accrued dividends; 352 preferred shares require shareholder approval before the Company can issue the related common shares.

         As of October 30, 1998, the Company has 10,890,792 shares of common stock, 352 shares of Series B Preferred Stock awaiting shareholder approval for conversion, and 913 additional shares of Series B Preferred Stock outstanding.

(13)     Quarterly Results of Operations (Unaudited)

         The consolidated results of operations for the four quarters of 1998 and 1997 are as follows (in thousands, except per share data):

                                                                                Fiscal 1998
                                                                                -----------
                                                           First(1)       Second(1)        Third         Fourth
                                                           -----          ------           -----         ------
Net sales                                                  $28,992        $ 27,751      $  31,891       $ 28,411
Cost of sales and other expenses                            32,547          33,470         35,321         32,246
Restructuring costs                                              -           4,000          4,500              -
Impairment charges                                               -               -          3,300              -
                                                          --------        --------      ---------       --------
Pretax operating loss                                      (3,555)         (9,719)       (11,230)        (3,835)
Income taxes                                                 1,375           3,465        (7,792)              -
Change in method of accounting                             (5,206)               -              -              -
Preferred dividends                                          (187)           (172)           (96)          (234)
                                                          --------        --------      ---------       --------
Net loss to common shareholders                           $(7,573)        $(6,426)      $(19,118)       $(4,069)
                                                          --------        --------      ---------       --------
                                                          --------        --------      ---------       --------
Net loss per common share - basic and diluted             $ (0.84)        $ (0.70)      $  (1.98)       $ (0.42)
                                                          --------        --------      ---------       --------
                                                          --------        --------      ---------       --------
Weighted average common shares
  Outstanding - basic and diluted                            9,038           9,131          9,634          9,653
                                                          --------        --------      ---------       --------
                                                          --------        --------      ---------       --------

(1) First and second quarters of fiscal 1998 have been restated for retroactive adoption of SOP 98-5 during the third quarter of fiscal 1998.


                                                                                Fiscal 1997
                                                                                -----------
                                                           First          Second           Third         Fourth
                                                           -----          ------           -----         ------

Net sales                                                 $ 24,301       $ 26,379        $ 27,593       $ 26,993
Cost of sales and other expenses                            26,934         28,685          30,184         31,532
                                                          --------       --------        --------       --------
Pretax operating loss                                      (2,633)        (2,306)         (2,591)        (4,539)
Income taxes                                                 (900)          (780)           (880)        (1,540)
                                                          --------       --------        --------       --------
Net loss                                                  $(1,733)       $(1,526)        $(1,711)       $(2,999)
                                                          --------       --------        --------       --------
                                                          --------       --------        --------       --------
Net loss per common share - basic and diluted             $ (0.19)       $ (0.17)        $ (0.19)       $ (0.33)
                                                          --------       --------        --------       --------
                                                          --------       --------        --------       --------
Weighted average common shares
  Outstanding - basic and diluted                            8,913          8,956           8,989          9,011
                                                          --------       --------        --------       --------
                                                          --------       --------        --------       --------

                         Sheldahl, Inc. and Subsidiary
                Schedule II: Valuation and Qualifying Accounts


ALLOWANCE FOR DOUBTFUL ACCOUNTS:

The transactions in the allowance for doubtful accounts for the fiscal years ending August 28, 1998, August 29, 1997, and August 30, 1996, were as follows:

                                                   1998              1997             1996
                                                   ----              ----             ----
Balance, beginning of year                       $224,704          $243,472         $267,412
Recoveries (accounts charged off), net                296          (18,768)         (23,940)
                                                 --------          --------         --------

Balance, end of year                             $225,000          $224,704         $243,472
                                                 --------          --------         --------
                                                 --------          --------         --------

RESTRUCTURING RESERVES:

The transactions in the restructuring reserves for the fiscal years ending August 28, 1998, August 29, 1997 and August 30, 1996 were as follows (in thousands):

                                                   1998              1997             1996
                                                   ----              ----             ----

Balance, beginning of year                       $     -           $    -           $    -
Amounts charged to operations                      8,500                -                -
Cash payments made                                 (875)                -                -
                                                 --------          ------           ------

Balance, end of year                             $ 7,625           $    -           $    -
                                                 --------          ------           ------
                                                 --------          ------           ------