Form 10-Q
period 1998-11-27
SHELDAHL INC
filed 1998-12-30
CIK 89615

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC   20549

                                     FORM 10-Q




(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                          OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended November 27, 1998               Commission File Number: 0-45


                                   SHELDAHL, INC.
               (Exact name of registrant as specified in its charter)



          Minnesota                               41-0758073
          ---------                               ----------
(State or other jurisdiction of    (IRS Employer Identification Number)
 incorporation or organization)


     Northfield, Minnesota                          55057
     ---------------------                          -----
     (Address of principal                        (Zip Code)
       executive offices)



Registrant's telephone number, including area code   (507) 663-8000
                                                  --------------------

As of December 22, 1998, 10,820,792 shares of the Registrant's common stock were outstanding. Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES   X    NO
                                                  -----     -----

                           SHELDAHL, INC. AND SUBSIDIARY
                                     FORM 10-Q

                                       INDEX

PART I:  Financial Information
     Consolidated statements of operations -
          Three months ended November 27, 1998 and
          November 28, 1997. . . . . . . . . . . . . . . . . . . . . . . . . .3

     Consolidated balance sheets -
          November 27, 1998 and August 28, 1998. . . . . . . . . . . . . . . .4

     Consolidated statements of cash flows -
          Three months ended November 27, 1998 and
          November 28, 1997. . . . . . . . . . . . . . . . . . . . . . . . . .5

     Notes to consolidated financial statements  . . . . . . . . . . . . . . .6

     Management's discussion and analysis of consolidated
          operating results and financial condition  . . . . . . . . . . . 7-13

PART II:  Other Information

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 14


PART I: FINANCIAL INFORMATION

                           SHELDAHL, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                      UNAUDITED

                                                                        Three Months Ended
                                                                        ------------------

                                                                    November 27,    November 28,
(in thousands, except for per share data)                              1998             1997
                                                                       ----             ----
Net sales                                                          $ 28,474          $ 28,992
Cost of sales                                                        25,767            26,852
                                                                   --------          --------

Gross profit                                                          2,707             2,140
                                                                   --------          --------

Expenses:
       Sales and marketing                                            2,220             2,401
       General and administrative                                     1,926             1,850
       Research and development                                         575               931
       Interest                                                         323               513
                                                                   --------          --------
               Total expenses                                         5,044             5,695
                                                                   --------          --------

Loss before income taxes and cumulative effect
  of change in method of accounting                                 (2,337)           (3,555)

Benefit for income taxes                                                  -             1,375
                                                                   --------          --------

Net loss before cumulative effect of change in
 method of accounting                                               (2,337)           (2,180)
Cumulative effect of change in method of
 accounting for start-up costs                                            -           (5,206)
                                                                   --------          --------

Net loss before preferred stock dividends                           (2,337)           (7,386)
Convertible preferred stock dividends                                 (654)             (187)
                                                                   --------          --------

Net loss applicable to common shareholders                         $(2,991)          $(7,573)
                                                                   --------          --------
                                                                   --------          --------
Net loss per common share:
       Basic
       Net loss before change in method of accounting
        and after convertible preferred stock dividends            $ (0.29)          $ (0.26)
       Change in method of accounting                              $      -          $ (0.58)
                                                                   --------          --------
       Net loss per common share                                   $ (0.29)          $ (0.84)
                                                                   --------          --------
                                                                   --------          --------

       Diluted
       Net loss before change in method of accounting
        and after convertible preferred stock dividends            $ (0.29)          $ (0.26)
       Change in method of accounting                              $      -          $ (0.58)
                                                                   --------          --------
       Net loss per common share                                   $ (0.29)          $ (0.84)
                                                                   --------          --------
                                                                   --------          --------

Number of shares outstanding -- Basic                                10,402             9,036
Number of shares outstanding -- Diluted                              10,402             9,036


          The accompanying notes are an integral part of these statements.

                                   SHELDAHL, INC.
                             CONSOLIDATED BALANCE SHEETS


                                                   ASSETS
                                                                    unaudited
(In thousands)                                                     November 27,     August 28,
                                                                      1998              1998
                                                                      ----              ----
Current assets:
        Cash                                                       $  1,072         $   1,005
        Accounts receivable, net                                     16,558            15,727
        Inventories                                                  15,721            15,488
        Other current assets                                            507               627
                                                                   --------         ---------
               Total current assets                                  33,858            32,847
                                                                   --------         ---------

Construction in progress                                             25,875            26,682
Land and buildings                                                   28,255            28,255
Machinery and equipment                                             116,065           113,642
Less: accumulated depreciation                                     (70,187)          (66,322)
                                                                   --------         ---------
Net plant and equipment                                             100,008           102,257
                                                                   --------         ---------

Other assets                                                          1,169             1,202
                                                                   --------         ---------

                                                                   $135,035         $ 136,306
                                                                   --------         ---------
                                                                   --------         ---------

                                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
        Current maturities of long-term debt                       $  4,352         $   4,296
        Accounts payable                                              6,912             7,766
        Accrued salaries                                              1,435             1,554
        Other accrued liabilities                                     5,186             4,518
        Restructuring reserves                                        4,309             5,494
                                                                   --------         ---------
               Total current liabilities                             22,194            23,628
                                                                   --------         ---------

Long-term debt                                                       31,876            27,829

Restructuring reserves                                                1,511             2,131

Other non-current liabilities                                         3,992             3,961
                                                                   --------         ---------

Shareholders' investment:
        Convertible preferred stock                                      34                41
        Common stock                                                  2,723             2,415
        Additional paid-in capital                                   99,146            99,751
        Accumulated deficit                                        (26,441)          (23,450)
                                                                   --------         ---------

Total shareholders' investment                                       75,462            78,757
                                                                   --------         ---------

                                                                   $135,035          $136,306
                                                                   --------         ---------
                                                                   --------         ---------

           The accompanying notes are an integral part of these statements.

                           SHELDAHL, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     UNAUDITED



                                                                      Three Months Ended
                                                                      ------------------

(in thousands)                                                   November 27,      November 28,
                                                                      1998              1997
                                                                      ----              ----
Operating activities:
      Net loss applicable to common shareholders                  $ (2,991)         $ (7,573)
      Adjustments to reconcile net loss
       to net cash used in operating activities:
           Depreciation and amortization                              3,888             3,448
           Preferred stock dividends                                    654               187
           Deferred income taxes                                          -           (1,375)
           Accounting method change                                       -             5,206

      Net change in other operating activities:
           Accounts receivable                                        (831)             (157)
           Inventories                                                (233)             (284)
           Other current assets                                         120             (315)
           Other assets                                                  33                75
           Accounts payable and accrued liabilities                     265             1,014
           Restructuring reserves                                   (1,805)                 -
           Other non-current liabilities                                 31                 6
                                                                  ---------         ---------

      Net cash (used in) provided by operating activities             (869)               232
                                                                  ---------         ---------

Capital expenditures, net                                           (2,330)           (7,862)
                                                                  ---------         ---------

Financing activities:
      Net borrowings (repayments) under revolving credit
       facility                                                       4,876             3,502
      Repayments of long-term debt                                    (773)             (231)
      Issuance (redemption) of preferred stock, net                   (837)                 -
      Stock options exercised                                             -               101
                                                                  ---------         ---------

      Net cash provided by financing activities                       3,266             3,372
                                                                  ---------         ---------

Net increase (decrease) in cash and cash equivalents                     67           (4,258)

Cash and cash equivalents at beginning of period                      1,005             5,567
                                                                  ---------         ---------

Cash and cash equivalents at end of period                        $   1,072         $   1,309
                                                                  ---------         ---------
                                                                  ---------         ---------

Supplemental cash flow information:
      Interest paid                                               $     790         $     715
                                                                  ---------         ---------
                                                                  ---------         ---------
      Income taxes paid                                           $      65         $       2
                                                                  ---------         ---------
                                                                  ---------         ---------

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


1) Inventories, which are valued at the lower of first-in first-out cost or market, consists of (in thousands):


                         November 27, 1998     August 28, 1998
                         -----------------     ---------------
     Raw materials            $ 6,206             $ 4,964
     Work-in-process            4,811               4,742
     Finished goods             4,704               5,782
                              -------             -------
                              $15,721             $15,488
                              -------             -------
                              -------             -------


2)   Financing/Additional Equity Capital

     Under the Company's credit and security agreement, the Company is required to raise additional equity capital of $5 million by February 26, 1999 and another $5 million of equity capital by August 27, 1999. In the event the Company is unable to raise the capital, the Company would be in technical default under its credit and security agreement enabling the Company's lenders to require immediate repayment of the borrowings under the credit and security agreement. If the Company does not achieve its projected operating results and/or it does not have borrowings available under its current credit and security agreement, management believes that it has options available to obtain necessary additional new capital, including the issuance of additional new debt or additional new equity financing. There can be no assurance that the Company will be successful in its attempt to issue additional debt or to raise additional capital on terms acceptable to the Company.

     The Company is actively in the process of raising such equity capital. Certain prospective investors have begun their due diligence. The Company anticipates that it will comply with this requirement of its credit and security agreement.

3.   Convertible Preferred Stock

     On July 30, 1998, the Company issued 32,917 shares of Series D convertible preferred stock with a total stated value of $32,917,000. This Series D preferred stock carried a 5% dividend rate and is convertible to nearly 5.4 million shares at a fixed rate of $6.15 per share. The holders of the Series D preferred stock were also issued 329,170 warrants to purchase the Company's common stock at a price of $7.6875 per share. These warrants expire July 29, 2001. Net proceeds from the Series D preferred stock were $32,409,000. As of November 27, 1998, all shares of Series D preferred stock remain outstanding.

     On August 27, 1997, the Company entered into an agreement with five qualified investors for the issuance of $30 million of 5% Series B cumulative convertible preferred stock. As of August 29, 1997, the Company had issued 15,000 shares of Series B cumulative convertible preferred stock with a stated value of $1,000 per share for a total of $15 million. Series B preferred stock is convertible to common stock and carries a 5% cumulative dividend, payable upon conversion and payable in common stock or cash, at the Company's option. The Series B preferred stock conversion price is the lower of 110% of the five-day average closing price of the Company's common stock preceding the issuance of the preferred shares ($25.34) or 101% of the lowest consecutive five-day average closing price of the common stock in the 30-day period immediately prior to conversion. Holders of the Series B preferred stock may convert to common stock of the Company at any time, subject to certain limitations. Under certain circumstances, the Company may require the holders to convert to common stock. Under certain circumstances, the Company may be required to redeem the Series B preferred stock. Along with the Series B preferred stock, the investors received warrants to purchase 67,812 additional common shares at $27.65 per share. These warrants expire on August 27, 2000.

     During February of 1998, the Company received a conversion notice for $7,350,000 in stated value of Series B preferred stock. In accordance with the agreement, the Company issued 575,149 shares of common stock (including accrued dividends) at a conversion price of approximately $13 per share.

     Through November 27, 1998, the Company received conversion notices representing 6,737 shares of Series B preferred stock. These conversions were handled as follows: 5,762 preferred shares plus accrued dividends were converted into 1,230,178 shares of the Company's common stock; 623 preferred shares were redeemed with cash payments totaling $837,000, including accrued dividends; 352 preferred shares require shareholder approval before the Company can issue the related common shares.

     As of November 27, 1998, the Company has 10,890,792 shares of common stock, 352 shares of Series B preferred stock awaiting shareholder approval for conversion, and 913 additional shares of Series B stock outstanding. The estimated redemption value as of November 27, 1998 of the 913 Series B Shares outstanding is $1.8 million. The Company will be seeking shareholder approval via its proxy statement at its annual shareholder meeting on January 13, 1999 to allow it to issue additional shares of Common Stock for future conversions of the outstanding Series B shares.

4)   Restructuring Expenses

     During the three months ended November 27, 1998, the Company paid $1.8 million in restructuring expense. This includes approximately $1.2 million of severance wages and benefits, $600,000 of equipment disposal costs, and $14,000 of other costs. As of November 27, 1998, approximately $4.2 million for severance wages and benefits, $1.5 million for equipment disposal costs and $100,000 for other costs remain in restructuring reserves.

                           SHELDAHL, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               CONSOLIDATED OPERATING RESULTS AND FINANCIAL CONDITION

          THREE MONTHS ENDED NOVEMBER 27, 1998 AND NOVEMBER 28, 1997


RECENT DEVELOPMENTS

Establishment of Oversight Committee of Board of Directors; Election of Vice Chairman. On December 17, 1998, the Board of Directors of the Company established an Oversight Committee (the "Committee") consisting of Kenneth J. Roering (Chairman), Dennis M. Mathisen and Raymond C. Wieser. The Committee was appointed to assist in the management of the Company and to monitor management's performance in achieving goals and objectives established from time to time by the Committee, its Chairman or the Board of Directors. The Committee will exist until further action by the Board of Directors. In addition to establishing the Committee, the Board also elected Kenneth J. Roering to be Vice Chairman effective immediately.

SALES

The Company's net sales declined $518,000 or 1.8% to $28.5 million for the three months ended November 27, 1998, as compared to the same period one year ago.
The automotive market sales for the three months ended November 27, 1998 marginally declined to $20.1 million. Automotive sales for the most recent quarter were adversely affected by about $1 million, due to an unexpected design change from a major engine control customer. This resulted in a six-week gap in shipments. Production has since resumed, and despite this slight deviation in automotive market sales, the market overall remains strong.

Sales to the datacom market increased 9% to $3.9 million for the three months ended November 27, 1998. This included $600,000 of sales of the Company's new Novaflex VHD product line.

Sales to the aerospace/defense markets decreased $910,000 or 36% from $2.5 million for the three months ended November 28, 1997 to $1.6 million for the three months ended November 27, 1998. Lower demand and greater price competition for the Company's thin film material used in the commercial satellite industry accounted for this decline in sales. Sales to the consumer and industrial markets reflect the typical ordering cycle, which increased to $2.9 million, a gain of 10.8% over the same quarter one year ago.

The table below summarizes the Company's sales by market.



                            Three Months Ended
                            ------------------

                     November 27,   November 28,    Gross               %
  Market                1998           1997         Change           Change
  ------                ----           ----         ------           ------
Automotive             $20,081        $20,298      $   (217)         (1.1%)
Datacom                  3,922          3,570            352           9.0%
Aerospace/Defense        1,591          2,501          (910)        (36.4%)
Industrial               2,124          2,040             84           4.1%
Consumer                   756            583            173          29.7%
                       -------        -------       --------        -------
                       $28,474        $28,992       $  (518)           1.8%
                       -------        -------       --------        -------
                       -------        -------       --------        -------


GROSS PROFIT

Gross profit increased $567,000 to 9.5% of sales for the three months ended November 27, 1998, compared to the same period one year ago. As reflected in the chart below, the Micro Products business gross loss was $3.7 million as compared with a loss of $3.3 million for the same period one year ago. On the other hand, the combined materials and interconnect business units gross profit increased 16% to $6.4 million or 23% of sales. The primary reason for the increased gross profit is lower salary and wage expenses obtained through the restructuring activities put in place during fiscal 1998 and overall expense control.

                           SHELDAHL, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               CONSOLIDATED OPERATING RESULTS AND FINANCIAL CONDITION

             THREE MONTHS ENDED NOVEMBER 27, 1998 AND NOVEMBER 28, 1997



                                       November 27, 1998                          November 28, 1997
                        ----------------------------------------      ---------------------------------------

                        Interconnect                                  Interconnect
                              and          Micro           Total           and           Micro          Total
                           Materials     Products        Company        Materials      Products       Company
                           ---------     --------        -------        ---------      --------       -------
Sales                     $28,329       $    145        $28,474        $28,768       $    224        $28,992
Cost of sales              21,950          3,817         25,767         23,313          3,539         26,852
Gross profit                6,379        (3,672)          2,707          5,455        (3,315)          2,140
% of sales                    23%            N/A           9.5%            19%            N/A           7.4%

The Company's expenses, exclusive of interest, declined $461,000 or 9% from $5.2 million for the two months ended November 28, 1997 to $4.7 million for the three months ended November 27, 1998. Overall, this reduction is due to staff reductions associated with the 1998 restructuring activities and tighter expense control. Changes in selling, general and administrative, and research expenses also reflect reassignment of certain personnel to different areas, the most notable of which is the reassignment of the Company's President, Ed Lundstrom, out of sales and marketing in 1998 to general and administrative in 1999.

Interest costs and activities for the noted period are detailed below:


                                             Three Months Ended

                         November 27, 1998   November 28, 1997      Change
                         -----------------   -----------------      ------
(in thousands)
Gross interest expense       $  799              $  860             $  (61)
Capitalized interest          (325)               (347)                  22
                             ------              ------             -------
Net interest                 $  474              $  513             $  (39)


During the current quarter, lower borrowings accounted for the decrease in gross interest costs. At November 28, 1997, total borrowings were $45.0 million while at November 27, 1998, total borrowings were $36.2 million.

Income taxes were applied at 34% for the three months ended November 28, 1997. No tax benefits were recorded for the most recent quarter as a valuation allowance was established during the third quarter of fiscal 1998 for all of the Company's deferred tax assets as it was determined that it was more likely than not that such net deferred tax assets would not be utilized. As a result, and after preferred stock dividends, net loss to common shareholders for the three months ended November 27, 1998 was $3.0 million, or $0.29 per share. After preferred stock dividends and after a $5.2 million charge for changes in method of accounting, net loss to common shareholders for the three months ended November 28, 1997 was $7.6 million or $0.84 per share.

                           SHELDAHL, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               CONSOLIDATED OPERATING RESULTS AND FINANCIAL CONDITION

             THREE MONTHS ENDED NOVEMBER 27, 1998 AND NOVEMBER 28, 1997


FINANCIAL CONDITION

As of November 28, 1998, the Company has a credit facility, which consists of a $16 million term loan and a $25 million revolving facility. The term facility is based on the appraised value of the Company's unencumbered equipment while the revolving facility is based on the Company's receivables and inventories. For the revolving facility, otherwise eligible collateral is reduced by $1 million to determine maximum available funds. Both facilities are secured by the Company's tangible and intangible assets and have interest rates at prime plus 50 basis points. As of November 28, 1998, borrowings under the revolving facility were $10.9 million and $4.4 million was available to borrow. As of December 25, 1998, borrowings were $10.5 million and $5 million was available to the Company. The credit facility (as amended) requires certain covenants that restrict the payments of cash dividends, capital expenditures, redemption of preferred stock, and require the Company to maintain certain levels of net worth and net income, and maintain certain levels of cash flows from operations. It also requires the Company to raise additional equity capital of $5 million by February 26, 1999 and another $5 million of equity capital by August 27, 1999. The term facility requires monthly repayments of $205,000 beginning January 1999. The revolving credit facility is due on May 31, 2001. As of November 27, 1998, the Company has complied with or has obtained waivers for all debt covenants.

On November 25, 1998, the Company amended the terms and conditions of its note payable to an insurance company. The amended agreement requires principal payments of $500,000 due December 1, 1998, which has been paid, $250,000 due January 1, 1999, $250,000 due February 1, 1999 and $60,000 due each month thereafter beginning March 1, 1999. The interest rate charged will be 10% effective December 1, 1998 and will increase monthly to 15% effective May 1, 1999. The agreement requires certain covenants that restrict the payment of cash dividends, total corporate debt, sales of corporate assets, capital expenditures and maintain certain levels of net worth and cash flows. As of November 27, 1998, the Company has complied with or has obtained waivers for all debt comments.

CASH FLOWS

During the three months ended November 27, 1998, operations consumed cash of $869,000. Net of the $1.8 million of restructuring payments made, operations generated cash of $936,000, a significant improvement of $704,000 over $232,000 from the three months ended November 28, 1997.

Restructuring payments will be significant through the remainder of fiscal 1999. Management estimates payments of $1.9 million for the three months ended February 26, 1999, $1.1 million for the three months ended May 28, 1999 and $983,000 for the three months ended August 27, 1999. In fiscal year 2000, restructuring payments are expected to be $1.6 million for the entire year.

YEAR 2000 UPDATE

The company is progressing in its efforts to mitigate the exposures of the Year 2000 as described in the Company's latest Form 10-K. In regards to the "Risks of Year 2000 Issues, Item 5. De-Listing of Company as a Vendor to Certain Customers" the company was re-assessed in December by a customer-designated third party. The result of this assessment was a recommendation for the Company to be upgraded from a high-risk to a medium-risk. This result reduces the likelihood of the Company being de-listed as a vendor to these customers. It is important to note that most companies in this industry are rated in the medium risk category.

                           SHELDAHL, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               CONSOLIDATED OPERATING RESULTS AND FINANCIAL CONDITION

             THREE MONTHS ENDED NOVEMBER 28, 1997 AND NOVEMBER 29, 1996


FOREIGN CURRENCY EXPOSURE

During fiscal 1998, the Company's exposure to foreign currency risk declined as two large programs were converted to the United States Dollar. The Company maintains a limited exposure to foreign currency risk with smaller programs contracted in British Sterling, German Marks and French Francs. These contracts and the exchange rate are reviewed periodically.

Beginning January 1, 1999, the Euro, the new European currency, will be used commercially. As of November 27, 1998, none of the Company's customers or suppliers have suggested pricing any contracts in Euro. However, in order to remain competitive, the Company anticipates pricing certain contracts in Euro and has systems in place to support such contracts by converting foreign currency transactions to six decimal places. When warranted by the size of foreign currency contracts, the Company will use a variety of hedging techniques, including financial derivatives, to prudently reduce, but not eliminate, its exposure to foreign currency fluctuations. No such contracts existed as of November 27, 1998.

NEW ACCOUNTING PRONOUNCEMENTS

During June 1997, the Financial Accounting Standards Board released SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company will adopt SFAS No. 131 in its fiscal 1999 Form 10-K and is currently analyzing the impact it will have on the disclosures in its financial statements.

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

                           SHELDAHL, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               CONSOLIDATED OPERATING RESULTS AND FINANCIAL CONDITION

             THREE MONTHS ENDED NOVEMBER 28, 1997 AND NOVEMBER 29, 1996


CAUTIONARY STATEMENT

The statements included herein which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. Factors which could cause actual results to differ materially from those anticipated by some of the statements made herein include, but are not limited to, the Company's ability to achieve full volume production at its Micro Products facility and other factors detailed from time to time in the Company's SEC reports, including the report on Form 10-K for the year ended August 27, 1998.

PART II - OTHER INFORMATION


                           SHELDAHL, INC. AND SUBSIDIARY
                                     FORM 10-Q


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A)   Exhibits

               11   Statement regarding computation of earnings per share

               27   Financial data schedule

          B)   Reports on Form 8-K

               Form 8-K filed  on November 4, 1998 regarding Item 5, Other
               Events.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SHELDAHL, INC.
                                        (Registrant)



Dated    December 30, 1998              By   /s/ Edward L. Lundstrom
      ------------------------               President



Dated    December 30, 1998              By   /s/ John V. McManus
      ------------------------               Vice President, Finance