Form 10-Q/A
period 1998-11-27
SHELDAHL INC
filed 1999-01-08
CIK 89615

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q\A


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

FOR THE QUARTER ENDED November 27, 1998		Commission file number 0-45


                         SHELDAHL, INC.
     (Exact name of registrant as specified in its charter)


         	Minnesota 							                         41-0758073
(State or other jurisdiction of		               	(I.R.S. Employer
incorporation or organization)	              		Identification No.)

       1150 Sheldahl Road 					             	       55057
      Northfield, Minnesota
(Address of principal executive offices)		        	(Zip Code)

Registrant's telephone number, including area code	507-663-8000

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

This Form 10-Q\A hereby amends Registrant's quarterly report for the period ended November 27, 1998 Item 2, Management's Discussion and Analysis of Consolidated Operating Results and Financial Condition, to provide additional information under Recent Developments with respect to the Oversight Committee described herein and to conform the net interest costs table to the historical financial statements.

                          SHELDAHL, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               CONSOLIDATED OPERATING RESULTS AND FINANCIAL CONDITION

            THREE MONTHS ENDED NOVEMBER 27, 1998 AND NOVEMBER 28, 1997


RECENT DEVELOPMENTS

Establishment of Oversight Committee of Board of Directors; Election of Vice Chairman. On December 17, 1998, the Board of Directors of the Company established an Oversight Committee (the "Committee") consisting of Kenneth J.
Roering (Chairman), Dennis M. Mathisen and Raymond C. Wieser.   All three
members of the Committee are currently directors of the Company. Mr. Roering holds seats on several public company Boards and is a Professor at the University of Minnesota's School of Management. Mr. Mathisen is Chairman of the Board of Governors of Marshall Ventures LLC, Chief Executive Officer of Marshall Financial Partners, L.P. and President, Director and 100% owner of Marshall Financial Group, Inc. He also serves as a Director for several public companies. Mr. Wieser is the Corporate Vice President of Molex Incorporated, a connector manufacturer and a significant investor in the Company. Each Committee member currently receives a fee of $800 for each day of meetings of the Committee and the Committee Chairman will be paid an additional $2,000 during fiscal 1999. The Committee was appointed to assist in the management of the Company and to monitor management's performance in achieving goals and objectives established from time to time by the committee, its Chairman or the Board of Directors. The Committee will exist until further action by the Board of Directors. In addition to establishing the Committee, the Board also elected Kenneth J. Roering to be Vice Chairman effective immediately.

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

The table below summarizes the Company's sales by market.

                            Three Months Ended
                            ------------------

	                   November 27,	   November 28,    Gross	     	 %
Market		                1998	           1997      		Change     Change

Automotive             $20,081        $20,298 	  $  (217)     	(1.1%)
Datacom                  3,922          3,570	       352        9.0%
Aerospace/Defense       	1,591         	2,501	      (910)     (36.4%)
Industrial               2,124          2,040         84        4.1%
Consumer                   756            583	       173       29.7%
 		                    -------       --------    -------     -------
   	                   $28,474        $28,992    $  (518)       1.8%


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

                 November 27, 1998                November 28, 1997

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

Interest costs and activities for the noted period are detailed below:

                      				                Three Months Ended

                      November 27, 1998    November 28, 1997	   Change

(in thousands)
Gross interest expense       $  799 	           $  860   	     $   (61)
Capitalized interest           (476) 	            (347)      	    (129)
     		                      -------            -------         -------
Net interest                 $  323             $  513        	$  (190)


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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                               				SHELDAHL, INC.

Dated: January 8, 1999	            /s/ Edward L. Lundstom
                               				Edward L. Lundstrom, President



Dated: January 8, 1999            	/s/ John V. McManus
                               				John V. McManus, Vice President
                               				Finance