Form 10-Q
period 1999-02-26
SHELDAHL INC
filed 1999-04-09
CIK 89615

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q



(X)		QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

	OR

(  )		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended February 26, 1999	Commission File Number:  0-45


SHELDAHL, INC.
(Exact name of registrant as specified in its charter)



            Minnesota	                         41-0758073
(State or other jurisdiction of	    (IRS Employer Identification Number)
incorporation or organization)




           Northfield, Minnesota	                55057
(Address of principal executive offices)      	(Zip code)



Registrant's telephone number, including area code:  (507) 663-8000

As of March 25, 1999, 11,152,588 shares of the Registrant's common stock were outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     YES    X       NO

PART I: FINANCIAL INFORMATION

SHELDAHL, INC. AND SUBSIDIARY
	CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)
                                            	Six Months Ended

                                      	February 26,   	February 27,
(In thousands,                            1999            1998
except for per share data)


Net sales		                              $56,516	        $56,743
Cost of sales	                            50,697	         54,036
                                      			_______	        _______
Gross profit                              	5,819          	2,707
                                      			_______	        _______
Expenses:
Sales and marketing                       	4,751          	4,915
General and administrative                	3,758	          3,942
Research and development                  	1,253          	2,002
Interest	                                   	987	          1,122
Restructuring costs                       	3,100	          4,000
                                       		_______	        _______
Total expenses	                           13,849        	 15,981
                                        	_______	        _______

Loss before income taxes and
cumulative effect of change in
method of accounting                    	(8,030)       	(13,274)

Benefit for income taxes	                      -	          4,840
                                      			_______	        _______

Net loss before cumulative effect
of change in  method of accounting
for start-up costs	                      (8,030)        	(8,434)

Cumulative effect of change in
method of accounting for
start-up costs                                	-        	(5,206)
                                      			_______	        _______

Net loss before preferred dividends     	(8,030)	       (13,640)

Convertible preferred stock dividends   	(1,072)          	(359)
                                      			_______	       ________

Net loss applicable to common
shareholders                            	$(9,102)	     $(13,999)
                                       			=======	       =======

Net loss per common share:
	Basic -
	Net loss before change in method
	of accounting and after
	convertible preferred stock dividends  	$ (0.84)      	$ (0.97)
	Change in accounting method	                   -      	  (0.57)
                                       			_______       	_______
	Net loss per common share              	$ (0.84)	      $ (1.54)
                                       			=======	       =======

	Diluted -
	Net loss before change in method
	of accounting and after
	convertible preferred stock dividends  	$ (0.84)	      $ (0.97)
	Change in accounting method	                   -	        (0.57)
                                       			_______	       _______
	Net loss per common share              	$ (0.84)	      $ (1.54)
                                       			=======	       =======

Number of shares outstanding - Basic	      10,772	         9,084
Number of shares outstanding - Diluted	    10,772         	9,084

The accompanying notes are an integral part of these statements.

SHELDAHL, INC. AND SUBSIDIARY
	CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)

                                        	Three Months Ended

                                      	February 26,  	February 27,
 (In thousands,                            1999          1998
except for per share data)


Net sales	                             	  $28,042	      $27,751
Cost of sales                             	24,930	       27,184
                                       			_______	      _______

Gross profit                               	3,112          	567
                                       			_______	      _______

Expenses:
Sales and marketing	                        2,531        	2,515
General and administrative	                 1,831	        2,092
Research and development	                     679        	1,070
Interest                                     	664	          609
Restructuring costs                        	3,100	        4,000
                                        		_______	      _______

Total expenses	                             8,805	       10,286
                                         	_______	      _______

Loss before income taxes                 	(5,693)      	(9,719)

Benefit for income taxes                       	-        	3,465
                                       			_______	      _______

Net loss before preferred dividends      	(5,693)      	(6,254)

Convertible preferred stock dividends	      (418)        	(172)
                                       			_______	      _______

Net loss applicable to common
shareholders	                            $(6,111)     	$(6,426)
                                       			=======	      =======

Net loss per common share:
	Basic
	Net loss per common share              	$ (0.55)     	$ (0.70)
                                       			=======	      =======

	Diluted
	Net loss per common share	              $ (0.55)	     $ (0.70)
                                       			=======	      =======

Number of shares outstanding - Basic      	11,037	        9,131
Number of shares outstanding - Diluted	    11,037	        9,131

The accompanying notes are an integral part of these statements.

SHELDAHL, INC. AND SUBSIDIARY
	CONSOLIDATED BALANCE SHEETS

                            	ASSETS
 (In thousands)                        	February 26,	    August 28,
                                          	1999	            1998
                                      		(unaudited)
Current assets:
Cash	                                   	$   1,327      	$   1,005
Accounts receivable, net	                   19,100	         15,727
Inventories	                                17,224         	15,488
Other current assets                        	1,257	            627
                                         		_______	        _______
Total current assets	                       38,908         	32,847
                                          	_______	        _______

Construction in process	                     5,985         	26,682
Land and buildings	                         28,555	         28,255
Machinery and equipment                   	133,715	        113,642
Less: accumulated depreciation           	(71,664)	       (66,322)
                                         		_______	        _______
Net plant and equipment                    	96,591	        102,257
                                          	_______	        _______

Other assets                                	1,109	          1,202
                                         		_______	        _______

                                       			$136,608       	$136,306
                                        			=======        	=======

               	LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt     	$  3,884      	$   4,296
Accounts payable                            	8,845          	7,766
Accrued compensation                        	1,126          	1,554
Other accruals	                              5,228          	4,518
Restructuring reserves                      	5,166	          5,494
                                         		_______	        _______
Total current liabilities                  	24,249         	23,628

Long-term debt                             	31,839         	27,829

Restructuring reserves                      	1,638	          2,131
Other long-term accruals	                    3,920          	3,961
                                         		_______        	_______
		Total liabilities                        	61,646         	57,549
                                        			_______	        _______

Stockholders' Equity:
	Convertible preferred stock                   	40             	41
	Common stock	                               2,788	          2,415
	Additional paid-in capital	               106,381         	99,751
	Subscribed preferred stock               	(1,695)              	-
	Accumulated deficit                     	(32,552)	       (23,450)
                                        		 _______        	_______

		Total shareholders' equity               	74,962         	78,757
                                        			_______	        _______

                                         	$136,608       	$136,306
                                          	=======	        =======

The accompanying notes are an integral part of these statements.

SHELDAHL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                            		Six Months Ended

(In thousands)	                          February 26,	     February 27,
                                           	1999             	1998
Operating activities:
Net loss		                                $ (9,102)       	$(13,998)
	Adjustments to reconcile net loss
   to net cash used in operating activities:
Depreciation and amortization	                8,066           	7,103
Preferred stock dividends	                    1,072             	359
Deferred income taxes	                            -         	(4,840)
Accounting method change	                         -	           5,206
Restructuring costs charged to operations	    3,100           	4,000
Restructuring payments made	                (3,427)               	-
Net change in other operating activities:
Accounts receivable                        	(3,373)           	(998)
Inventories                                	(1,736)         	(1,488)
Prepaid expenses and other current assets    	(630)           	(276)
Other assets                                    	93              	54
Accounts payable and accrued liabilities	     1,700	           2,406
Other non-current liabilities            	     (41)	            (82)
                                           	_______         	_______
	Net cash used in operating activities	     (4,278)         	(2,554)
                                         			_______	         _______

Investing activities:
Capital expenditures, net                  	(3,642)        	(14,120)
                                          		_______	         _______

Financing activities:
Net borrowings under revolving credit
  facilities                                 	5,980          	10,486
Proceeds from other long-term debt	               -	           2,334
Repayments of long-term debt               	(2,449)	           (475)
Costs and redemption of Series B
  preferred stock	                            (837)           	(300)
Net proceeds of Series E preferred stock     	5,392               	-
Stock options exercised                        	156             	163
                                          		_______	         _______
		Net cash provided by financing
		  activities                               	8,242          	12,208
                                         			_______	         _______

Net increase (decrease) in cash
equivalents                                    	322	         (4,466)

Cash and cash equivalents at
beginning of period                          	1,005	           5,567
                                         			_______	         _______

Cash and cash equivalents at
end of period	                              $ 1,327         	$ 1,101
                                         			=======	         =======

Supplemental cash flow information:
Interest paid	                              $ 1,662         	$ 1,853
                                          		=======	         =======
Income taxes paid	                          $    69	         $     7
                                          		=======	         =======

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

1)	Inventories, which are valued at the lower of first-in first-out cost or market, consists of (in thousands):

                  	February 26, 1999    	August 28, 1998

Raw materials          	$  5,717            	$ 4,964
Work-in-process	           5,207              	4,742
Finished goods	            6,300	              5,782
                        	_______	            _______
                        	$17,224	            $15,488
                        	=======	            =======

2)  Equity Transactions.

During February 1999, the Company issued 7,210 shares of Series E convertible preferred stock. As of February 26, 1999, the Company had received cash of $5,515,000 relating to the issuance of the stock and received the remaining $1,695,000 by March 5, 1999. By March 8, 1999, the Company had issued additional 1,350 shares of Series E convertible preferred stock and received the related proceeds of $1,350,000. The investors were also issued warrants to purchase a total of 85,600 shares of Common Stock of the Company at $7.8125 per share. The warrants are exercisable for a period of five years. During the three months ended February 26, 1999, 231,336 shares of common stock were issued upon the conversion of 1,097 shares of Series B convertible preferred stock.

As of March 31, 1999, the Company's equity structure is summarized as follows:

A) 11,152,588 common shares outstanding.

B) $32,917,000 in stated value of Series D 5% convertible preferred stock, with a fixed conversion price of $6.15 per share and dividends payable in cash or in common stock annually on each July 1. Accrued but unpaid dividends are also due upon the conversion of such preferred shares.

C) $8,560,000 in stated value of Series E 5% convertible preferred stock with a fixed conversion price of $6.25 per share and dividends payable in cash or in common stock annually on each March 1. Accrued but unpaid dividends are also due upon the conversion of such preferred shares.

D) $167,000 in stated value of Series B 5% convertible preferred stock with a floating conversion price estimated to be $6.30 per share as of March
17, 1999 and dividends payable in cash or in common stock at conversion.

	On February 26, 1999, the Company had accrued approximately $990,000 in total dividends on these groups of preferred stock.

3)  Restructuring Costs.

	In February 1999, the Company recorded a charge of $3.1 million to reserve for the separation costs incurred in reducing its salaried work force. The restructuring costs provide for approximately $1.7 million for severance and early retirement salary costs and approximately $1.4 million for medical, dental and other benefits being provided to the affected individuals. Approximately 53 people are affected by this action. These new restructuring costs are in addition to the $8.5 million of similar costs charged to operations in fiscal 1998 ($4.0 million in the second quarter ended February 27, 1998 and $4.5 million in the third quarter ended
May 29, 1998).

As of February 26, 1999, the Company had total remaining restructuring reserves of $6.8 million. Of this amount, approximately $6.3 million related to severance, wages and benefits and approximately $500,000 related to the remaining equipment disposal, facility closedown and other costs.

In total, for all restructuring costs recorded at February 26, 1999, the Company expects to make cash outlays of $2.8 million during the last six months of fiscal 1999 and $2.6 million for all of fiscal 2000. The remaining $1.4 million of restructuring costs are expected to be paid out over the ten years beginning in fiscal 2001.

During the six months ended February 26, 1999, the Company paid $3.4 million of restructuring expenses relating to reserves charged to operations in fiscal 1998. Also, the Company wrote off $494,000 of fixed assets relating to the Aberdeen, South Dakota facility and charged this amount to previously established reserves.

4)  Earnings Per Share

The basic loss per share amount is determined based on the weighted average of common shares outstanding. Diluted loss per share is determined based on the same figure, since the Company's potentially dilutive items, convertible preferred stock, stock options and warrants, are anti-dilutive in the periods presented.

SHELDAHL, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED OPERATING RESULTS AND FINANCIAL CONDITION

Six Months Ended February 26, 1999, and February 27, 1998

Sales

The Company's net sales declined $226,000, or 0.4%, from $56.7 million for the six months ended February 27, 1998 to $56.5 million for the six months ended February 26, 1999. The automotive market sales for the six months ended February 26, 1999 declined 3.5% to $38.7 million. This decline represents weaker than anticipated orders during the mid-December 1998 to mid-January 1999 period plus continued price pressure with the industry.

Sales to the datacom market increased 39.2% to $9.2 million for the six months ended February 26, 1999. Sales of the Company's new Novaflexr VHD product accounted for approximately $2 million of the increase. Additionally, sales for the Company's ViaThinr substrates for IC packages also increased $167,000 during this period. Sales to the aerospace defense market consisting principally of various laminate materials declined $1.1 million or 24% reflecting the typical order pattern of this market.

The chart below details the Company's sales by market during the period (in thousands):

                 	Six Months Ended	  Six Months Ended
	Market              	Feb 26, 1999 	 Feb 27, 1998	  Gross Change  	% Change

Automotive             	$ 38,702      	$ 40,092	      $ (1,390)	    (3.5%)
Datacom                   	9,225         	6,628          	2,597     	39.2%
Industrial                	3,683	         3,718           	(35)     	(.9%)
Consumer	                  1,402	         1,673	          (271)   	(16.1%)
Aerospace/Defense	         3,504         	4,632	        (1,128)   	(24.3%)
                        	_______	       _______	        _______	   _______
Total	                  $ 56,516      	$ 56,743       	$  (227)       	.4%
                        	=======	       =======	        =======	   =======


Gross Profit

Gross profit increased to 10.3% of sales, or $5.8 million, for the six months ended February 26, 1999. As reflected in the table below, Micro Products grossed a $6.7 million loss. The combined Materials and Interconnect business units' gross profit increased $3.1 million to $12.5 million, or 22.4%, of sales. The improved performance is due to savings realized in production labor as well as more effective cost management of factory costs.

	Six Months Fiscal 1999	Six Months Fiscal 1998

        	Interconnect	 Micro   	 Total	 Interconnect  	Micro	    Total
	         & Material 	Products	 Company	 & Materials 	Products 	Company
(In millions)

Sales      	$55,881   	$ 635   	$56,516   	$56,275    	$  468  	$56,743
Cost of
   sales    	43,361	   7,336	    50,697	    46,864	     7,172	   54,036
Gross
   profit   	12,520	 (6,701)     	5,819	     9,411	   (6,704)    	2,707

% of sales	   22.4%	     N/A	     10.3%	     16.7%	       N/A	     4.8%

Sales and marketing expense decreased $164,000, or 3.3%, from $4.9 million for the six months ended February 27, 1998, to $4.8 million for the six months ended February 26, 1999. Decreases in travel, advertising and other expenses accounted for the decline in expenses.

General and administrative expenses decreased $184,000, or 4.7%, from $3.9 million for the six months ended February 27, 1998, to $3.8 million for the six months ended February 26, 1999. Increases in staff salaries and depreciation expense related to the new computer based systems were more than offset by a decrease in expenditures for consulting, communications and software.

Research and development expenses decreased $749,000, or 37.4%, from $2.0 million for the six months ended February 27, 1998, to $1.3 million for the six months ended February 26, 1999. This decline relates to the transition of resources out of research and development to direct support production in the Company's Longmont facility. A decline in salaries, research materials and supplies plus travel account for the major portion of the reduction.

Interest costs and activities for the noted periods are detailed below (in thousands):

                        Six Months Ended	       Six Months Ended
                       	February 26, 1999	      February 27, 1998  	Change

Gross interest expense	       $ 1,719	               $ 1,922       $ (203)
Capitalized interest	           (732)	                 (800)           	68
                             	_______	               _______	      _______
Net interest                	 $   987               	$ 1,122	      $ (135)
                             	=======	               =======	      =======

During the current six months, lower borrowings accounted for the decrease in gross interest costs. At February 27, 1998, total borrowings were $54.0 million, while at February 26, 1999 total borrowings were reduced to $35.7 million. Higher interest rates charged by the Company's lenders prevented greater cost savings.

In February 1999, the Company recorded a charge of $3.1 million to reserve for the separation costs incurred in reducing its salaried work force. The Company continues to realize benefits from streamlining its business processes. The restructuring costs provide for approximately $1.7 million for severance costs and approximately $1.4 million for medical, dental and other benefits being provided to the affected individuals. Approximately 53 people are affected by this action. These new restructuring costs are in addition to the $8.5 million of similar costs charged to operations in fiscal 1998 ($4.0 million in the second quarter ended February 27, 1998 and $4.3 million in the third quarter ended May 29, 1998).

In February 1998, a restructuring charge of $4.0 million was recorded related to the culmination of the Company's business process design initiative that began two years ago. Due to significant productivity benefits resulting from the initiative, the Company reduced the size of its salaried workforce. The resulting workforce reduction involved layoffs, early retirement offerings, reassignments and reclassifications of positions. The restructuring costs provided for approximately $2.5 million for severance and early retirement salary costs, approximately $1.3 million for medical, dental and other benefits being provided to the affected individuals, and approximately $0.2 million for outplacement and other costs.

As of February 26, 1999, the Company's restructuring reserve was $6.8 million. In total, for all restructuring costs recorded at February 26, 1999, the Company expects to make cash outlays of $2.8 million during the last six months of fiscal 1999 and $2.6 million for all of fiscal 2000. The remaining $1.4 million of restructuring costs are expected to be paid out over the ten years beginning in fiscal 2001. During the six months ended February 26, 1999, the Company paid $3.4 million of restructuring expenses relating to reserves charged to operations in fiscal 1998.

Income taxes were applied at 34% in the six months ended February 27, 1998.
No income taxes were applied in the current period as the Company provides allowances for all of its net deferred tax assets. Dividends on preferred stock were $1.1 million for the six months ended February 26, 1999, up $713,000 from the $359,000 figure for the six months ended February 27, 1998. The $32.9 million Series D preferred stock issued in July of 1998 accounted for this increase. As a result, net loss to common shareholders for the six months ended February 26, 1999 was $9.1 million, or $0.84 per share. This compares with a loss per share before changes of method of accounting of $0.97 for the six months ended February 27, 1998.

SHELDAHL, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED OPERATING RESULTS AND FINANCIAL CONDITION

Three Months Ended February 26, 1999 and February 27, 1998

Sales

The Company's net sales increased $291,000, or 1.1%, from $27.8 million for the three months ended February 27, 1998 to $28.0 million for the three months ended February 26, 1999. The automotive market sales for the three months ended February 26, 1999 decreased 6% to $18.6 million. This decline represents weaker than anticipated orders during the mid-December 1998 to mid-January 1999 period plus continued price pressure within the industry.

Sales to the datacom market increased $2.2 million, or 73%, for the three months ended February 26, 1999 to $5.3 million. Sales of the Company's new Novaflexr VHD product accounted for $1.5 million of the increase. Sales to all other markets reflect a decrease of 16%, or $780,000.

The table below details the Company's sales by market for the period (in thousands):

          		Three Months Ended	 Three Months Ended
	Market    	February 26, 1999	  February 27, 1998  	Gross Change  	% Change

Automotive    	  $ 18,621	          $ 19,795        	$ (1,174)     	(5.9%)
Datacom	            5,303             	3,058	            2,245	      73.4%
Industrial	         1,559             	1,678            	(119)	     (7.1%)
Consumer             	646             	1,090	            (444)    	(40.7%)
Aerospace/Defense	  1,913             	2,130            	(217)    	(10.2%)
                 	_______	           _______	          _______	    _______
Total	           $ 28,042          	$ 27,751       	  $    291	       1.1%
                 	=======	           =======          	=======	    =======


Gross Profit

Gross profit increased to 11.1% of sales, or $3.1 million for the three months ended February 26, 1999. As reflected in the table below, the Micro Products business gross loss decreased by 10%, or $359,000, to $3.0 million. Less depreciation and salaried expenses are the primary cause of this improvement. The combined Materials and Interconnect business units' gross profit increased to $6.1 million, or 22.3% of sales. The improved performance is due to savings realized in production labor as well as more effective cost management of factory costs.

         	Three Months Fiscal 1999	          Three Months Fiscal 1998

      	Interconnect	  Micro    	 Total	  Interconnect	   Micro     	Total
       	& Material  	Products	  Company	  & Materials  	Products  	Company
(In millions)

Sales    	$27,551    	$  491   	$28,042    	$27,507     	$  244   	$27,751
Cost of
   sales  	21,411	     3,519	    24,930	     23,553	      3,631	    27,184
Gross
   profit  	6,140   	(3,028)     	3,112	      3,954	    (3,387)       	567

% of sales 	22.3%	       N/A	     11.1%      	14.4%        	N/A        	2%

Sales and marketing expenses remained level at $2.5 million for the three months ended February 26, 1999 compared to the same period one year ago. Increases in outsourced computer design expenses were offset by declines in salaries and travel.

General and administrative expenses decreased $261,000, or 12%, from $2.1 million for the three months ended February 27, 1998, to $1.8 million for the three months ended February 26, 1999. Increases in depreciation were offset by declines in salaries, consulting expense and office expense.

Research and development expenses decreased $391,000, or 36%, from $1.1 million for the three months ended February 27, 1998, to $679,000 for the three months ended February 26, 1999. This decline relates to the transition of resources out of research and development to direct support production in the Company's Longmont facility. A decline in salaries, research materials and supplies, and travel account for a major portion of the reduction.

Interest costs and activities for the noted period are detailed below (in thousands):

                    	Three Months Ended	   Three Months Ended
                     	February 26, 1999    	February 27, 1998	   Change

Gross interest expense	    $   921              	$ 1,062        	$ (141)
Capitalized interest        	(257)                	(453)            	196
                          	_______	              _______	        _______
Net interest              	$   664	              $   609        	$    55
                          	=======	              =======	        =======

During the current quarter, lower borrowings accounted for the decrease in gross interest costs. At February 27, 1998, total borrowings were $54.0 million, while at February 26, 1999, total borrowings were $35.7 million. Higher interest rates charged by the Company's primary lenders prevented greater cost reduction in interest expense. Fewer projects in process account for the decline in capitalized interest.

	In February 1999, the Company recorded a charge of $3.1 million to reserve for the separation costs incurred in reducing its salaried work force.  The
Company continues to realize benefits from streamlining its business processes.  The restructuring costs provide for approximately $1.7 million for severance and early retirement salary costs, approximately $1.4 million for medical, dental and other benefits being provided to the affected individuals.
Approximately 53 people are affected by this action. These new restructuring costs are in addition to the $8.5 million of similar costs charged to operations in fiscal 1998 ($4.0 million in the second quarter ended February
27, 1998 and $4.3 million in the third quarter ended May 29, 1998).

As of February 26, 1999, the Company had remaining restructuring reserves of $6.8 million. In total, for all restructuring costs recorded at February 26, 1999, the Company expects to make cash outlays of $2.8 million during the last six months of fiscal 1999 and $2.6 million for all of fiscal 2000. The remaining $1.4 million of restructuring costs are expected to be paid out over the ten years beginning in fiscal 2001.

In February 1998, a restructuring charge of $4.0 million was recorded related to the culmination of the Company's business process design initiative that began two years ago. Due to significant productivity benefits resulting from the initiative, the Company reduced the size of its salaried workforce. The resulting workforce reduction involved layoffs, early retirement offerings, reassignments and reclassifications of positions. The restructuring costs provide for approximately $2.5 million for severance and early retirement salary costs, approximately $1.3 million for medical, dental and other benefits being provided to the affected individuals, and approximately $0.2 million for outplacement and other costs.

No taxes were applied in the three months ended February 26, 1999 as allowances against all of the Company's net deferred tax assets have been recorded. Last year, income taxes were applied at 34% reflecting a tax benefit of $3.5 million. Convertible preferred stock dividends increased to $418,000 for the three months ended February 26, 1999. This increase is due to the Series D preferred stock issued in July of 1998. As a result, net loss to common shareholders for the three months ended February 26, 1999, was $6.1 million, or $0.55 per share. This compares to a net loss of $6.4 million, or $0.36 per share, for the three months ended February 27, 1998.


Financial Condition and Cash Flow

Since the end of fiscal 1998, the Company's financial condition has strengthened. The Company's Interconnect and Materials businesses have registered improved operating results while the Micro Products business has managed costs and is vigorously pursuing volume orders. In February of 1999, the liquidity of the Company was enhanced with the $8.56 million preferred stock equity placement. As a result, the Company's lenders have removed the requirement that the Company raise additional equity funds as part of its Credit and Security Agreement. As of March 26, 1999, the Company had $10.1 million outstanding on its revolving credit note and had an additional $8.6 million available to borrow. The Company expects, with anticipated growth in revenue during the third and fourth quarters of fiscal 1999, to generate sufficient cash flow from operations to fund restructuring payments ($2.8 million), term debt obligations ($2.0 million) and modest capital spending ($1.5 million to $2.0 million per quarter). These are all within the borrowing limits of the existing Credit and Security Agreement with its lenders.

For the first six months of fiscal 1999, operations consumed cash of $4.3 million. Net of $3.4 million of restructuring payments, operations generated a negative cash flow of $0.9 million, an improvement of $1.7 million over the
six months ended February 27, 1998.   This improvement was due to increased
gross profits offset by increased inventories and accounts receivables. The increase in receivables is attributable to increased sales during the last four weeks of the current period. Inventories increased to support a higher level of customer orders in the coming quarter.


Equity Transactions

During February 1999, the Company issued 7,210 share of Series E convertible preferred stock. As of February 26, 1999, the Company had received cash of $5,515,000 relating to the issuance of the stock and the Company received the remaining $1,695,000 by March 5, 1999. By March 8, 1999, the Company had issued additional 1,350 shares of Series E convertible preferred stock and received the related proceeds of $1,350,000. The investors were also issued warrants to purchase a total of 85,600 shares of Common Stock of the Company at $7.8125 per share. The warrants are exercisable for a period of five years. Additionally, during the quarter ended February 26, 1999, 231,336 shares of common stock were issued upon the conversion of 1,097 shares of Series B convertible preferred stock.

As of March 31, 1999, the Company's equity structure is summarized as follows:

A. 11,152,588 common shares outstanding.

B. $32,917,000 in stated value of Series D 5% convertible preferred stock, with a fixed conversion price of $6.15 per share and dividends payable in cash or in common stock annually on each July 1. Accrued but unpaid dividends are also due upon the conversion of such preferred shares.

C. $8,560,000 in stated value of Series E 5% convertible preferred stock with a fixed conversion price of $6.25 per share and dividends payable in cash or in common stock annually on each March 1. Accrued but unpaid dividends are also due upon the conversion of such preferred shares.

D. $167,000 in stated value of Series B 5% convertible preferred stock with a floating conversion price estimated to be $6.30 per share as of March 17, 1999 and dividends payable in cash or in common stock at conversion.

On February 26, 1999, the Company had accrued approximately $990,000 in total dividends on these groups of preferred stock.


Year 2000 Update

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

State of Readiness. The Company has undertaken various initiatives to evaluate the Year 2000 readiness of the products sold by the Company ("Products"), the information technology systems used in the Company's operations ("IT Systems"), its non-IT systems, such as power to its facilities, HVAC systems, building security, voicemail and other systems, as well as the readiness of its customers and suppliers. The Company has identified eleven Year 2000 target areas that cover the entire scope of the Company's business and has internally established teams committed to completing an 8-step Compliance Validation Process ("CVP") for each target area. Each team is expected to fully complete this process on or before September 1, 1999. The table below identifies the Company's target areas as well as the 8-step CVP with its expected timeline. Sheldahl's Y2K teams are either complete or near complete with Phase 1 of this process and progressing with Phase 2 remediation activities.

Year 2000 Target Areas
_______________
1. Business Computer Systems
2. Technical Infrastructure
3. End-User Computing
4. Manufacturing Equipment
5. Test Lab
6. Telecommunications
7. Research and Development
8. Logistics
9. Facilities
10. Customers
11. Suppliers/Key Service Providers

Compliance Validation Process:
Phase 1 - Expected Completion April 30, 1999
_______________
1. Team Formation
2. Inventory Assessment
3. Compliance Assessment
4. Risk Assessment

Phase 2 - Expected Completion September 1, 1999
_______________
1. Resolution/Remediation
2. Validation
3. Contingency Plan
4. Sign-Off Acceptance

With respect to the Company's relationships with third parties, the Company relies both domestically and internationally upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers. Although these service providers are outside the Company's control, the Company has mailed letters to those with whom it believes its relationships are material and has verbally communicated with some of its strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether products and services purchased from or by such entities are Year 2000 ready. In February 1999 the Company initiated a Business Partner Assessment Program focused on evaluating customers and suppliers Year 2000 readiness to identify third parties that imposed significant risk on Sheldahl. The Company intends to complete follow-up activities, including but not limited to site surveys, phone surveys, mailings and remediation assistance, with identified third parties as part of the Phase 2 validation.

Costs to Address Year 2000 Issues. To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. The Company has incurred the majority of its costs from the recent installation of a business computer system consisting primarily of the Enterprise Requirements Planning (ERP) System as well as the opportunity cost of time spent by employees of the Company evaluating Year 2000 compliance matters generally. Because the Company did not accelerate the installation of the ERP System, it does not consider the costs related thereto to be charges for Year 2000 compliance. Presently, the Company estimates for the cost of Year 2000 upgrades and enhancements to its IT Systems and non-IT Systems to be less than $100,000. The Company anticipates that these costs will be contained within the Company's fiscal 1999 budget. At this time, the Company does not possess information necessary to estimate the potential financial impact of Year 2000 compliance issues relating to its vendors, customers and other third parties. Such impact, including the effect of a Year 2000 business disruption, could have a material adverse impact on the Company's financial condition and results of operations.

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

2.  Disruption of Supply Materials.

Recently, the Company began a process of surveying its vendors for public disclosures in regards to their Year 2000 readiness and is now in the process of assessing and cataloging these disclosures. The Company expects to work with vendors that provide inadequate disclosures or show a need for remediation assistance. Where ultimate survey results show that the need arises, the Company will arrange for back-up vendors before the changeover date.

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

4.  Disruption of the Company's Non-IT Systems.

The Company is completing a comprehensive assessment of all non-IT systems, including among other things its manufacturing systems and operations, with respect to both embedded processors and obvious computer control. For some systems, upgrades are already completed or scheduled, and the remaining non-compliant systems remediation needs are being planned. Considering the nature of the equipment and systems involved, the Company expects to complete any remediation efforts on a reasonably short schedule, and in any case before arrival of the Year 2000. The Company also believes that, after such assessment and remediation, if any disruptions do occur, such will be dealt with promptly and will be no more severe with respect to correction or impact than would be an unexpected breakdown of well-maintained equipment.

5.  De-Listing of Company as a Vendor to Certain Customers.

Several of our principal customers, through the intermediary of an automotive industry information agency, have required updated reports in the form of answers to an extensive multiple-choice survey on our Year 2000 compliance efforts. According to these customers, failure to reply to the readiness survey would have led to de-listing as a supplier at the present time, resulting in possible current inability to bid on procurements requiring deliveries two years or more in the future. Although we did respond to these reports on a timely basis, the substance of our answers to the readiness surveys have placed Sheldahl in a "red" or "danger" zone with respect to those customers' guidelines. One of our two largest customers involved in the efforts of the independent audit agency had also already presented a survey directly to Sheldahl, and as a result had arranged at its own expense for an independent audit of our Year 2000 readiness. The independent audit agency had reported, in the third quarter of fiscal 1998, that although Sheldahl's level of readiness placed us in the "red" or "danger" category, we (i) were proceeding rapidly with its evaluation and remediation efforts, (ii) were expected to reach the ultimate compliance goals of the survey in adequate time, and (iii) should not be considered a risk to the customer's sources of supply. In December 1998, Sheldahl was re-audited by a Remediation Assistance Program consultant on behalf of this customer. At the conclusion of this audit the consultant recommended that Sheldahl's Year 2000 Readiness be upgraded to a "medium level of risk" from the previous high level of risk
("red zone"). Furthermore, the consultant noted that in reviewing Sheldahl's "Y2K plan against the goals of the remediation assistance process, the assessor could not find any gaps or areas of recovery that were not covered or considered." We expect but cannot guarantee that responses from other customers will be similar. In addition, we do not know whether other customers' expectations will or will not be as stringent as those referred to above and whether our current schedule will meet or exceed such expectations.

	Contingency Plans. While we recognize the need for contingency planning, we have not yet developed any specific contingency plans for potential Year 2000 disruptions. The aforementioned 8-step Compliance Validation Process, however, does include contingency planning by each team and we will review such plans as developed. We do anticipate developing contingency plans for our most critical areas, but details of such plans will depend on our final assessment of the problem as well as the evaluation and success of our remediation efforts. Future disclosures will include contingency plans as they become available.


Foreign Currency Exposure

During fiscal 1998, the Company's exposure to foreign currency risk declined as two large programs were converted to the United States Dollar. The Company maintains a very limited exposure to foreign currency risk with smaller programs contracted in British Sterling, German Marks and French Francs.
These contracts and the exchange rate are reviewed periodically.

Beginning January 1, 1999, the Euro, the new European currency, will be used commercially. As of February 26, 1999, none of the Company's customers or suppliers has suggested pricing any contracts in Euro. However, in order to remain competitive, the Company anticipates pricing certain contracts in Euro and has systems in place to support such contracts by converting foreign currency transactions to six decimal places. When warranted by the size of foreign currency contracts, the Company will use a variety of hedging techniques, including financial derivatives, to prudently reduce, but not eliminate, its exposure to foreign currency fluctuations. No such contracts existed as of February 26, 1999.


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

PART II - OTHER INFORMATION


SHELDAHL, INC. AND SUBSIDIARY
FORM 10-Q


Item 2.	Changes in Securities and Use of Proceeds

	On February 17, 1999, the Board of Directors of Sheldahl, Inc., a Minnesota corporation (the "Company"), ratified and approved a private placement of its newly created Series E Convertible Preferred Stock, $1.00 par value per share, and Warrants (the "Warrants") to purchase shares of the Company's Common Stock, $0.25 par value per share (the "Preferred Stock"), to a group of accredited investors (the
"Investors"). The Board also authorized granting the Investors certain registration rights with regard to the shares of Common Stock underlying the Preferred Stock and the Warrants. The closing of the private placement of $7,210,000 occurred on February 26, 1999, with an additional $1,350,000 funded on March 8, 1999. Based on the manner of sale and representations of the Investors, all of which were accredited, the Company believes that pursuant to Rule 506 of Regulation D, the private placement was a transaction not involving any public offering within the meaning of section 4(2) of the Securities Act of 1933, as amended, and was, therefore, exempt from the registration requirements thereof.

The Company sold an aggregate of 8,560 shares of the Preferred Stock to the Investors for an aggregate purchase price of $8,560,000 pursuant to the Convertible Preferred stock Purchase Agreement among the Company and the Investors (the "Agreement").

The Preferred Stock is entitled to 5% dividends, payable annually, in shares of Common Stock or cash, at the option of the Company. The Preferred Stock is convertible into shares of the Company's Common Stock at any time. Each holder of Preferred Stock is entitled to convert shares of the Company's Preferred Stock into that number of shares of Common Stock that equals $1,000 plus accrued dividends divided by the Conversion Price. The Conversion Price is $6.25 per share. The Conversion Price is subject to adjustment for certain dilution and market price events.

The Company may require holders of Preferred Stock to convert to Common Stock provided that the Company's Common Stock trades at certain pre-set price levels.

The Agreement between the Company and the Investors, and the Certificate of Designation for the Preferred Stock, are incorporated herein by reference as Exhibits 4.1 and 4.2 to the Company's Current Report on Form 8-K filed March 9, 1999.

Warrants

In connection with the issuance of the Preferred Stock, the Company also granted to each Investor a Warrant to purchase shares of the Company's Common Stock. The aggregate amount of shares of Common Stock the Company is obligated to issue under the Warrants is 85,600 at an exercise price of $7.8125 per share. The Warrants are exercisable for a period of five years. The form of Warrant issued by the Company to the Investors is incorporated herein by reference as Exhibit 4.3 to the Company's Current Report on Form 8-K filed March 9, 1999.

Registration Rights

The Company granted the Investors certain registration rights. The registration rights cover all shares of Common Stock issuable to the Investors (i) upon conversion of shares of the Preferred Stock, (ii) as accrued dividends on the Preferred Stock, and (iii) upon exercise of the Warrants. The Company is obligated to file a shelf Registration Statement on Form S-3.

The Registration Rights Agreement between the Company and the Investors specifying the terms of the registration rights is incorporated herein by reference as Exhibit 4.4 to the Company's Current Report on Form 8-K filed March 9, 1999.

Use of Proceeds

The proceeds from the private placement were used by the Company to improve the Company's liquidity position. The Company will not receive any proceeds from the resale of the shares of Common Stock issuable to the Investors upon conversion of the Preferred Stock. If the Warrants issued to the Investors are exercised in full, the Company will receive $668,750. Such amount is intended to be used by the Company for working capital purposes. There can be no assurance, however, that the Warrants will be exercised.


Item 4. Submission of Matters to a Vote of Security Holders

	The Annual Meeting of the shareholders of Sheldahl, Inc. was held on January 13, 1999. There were 10,890,792 shares of common stock entitled to vote at the meeting and a total of 9,637,084 shares were represented at the meeting.

1. A proposal was made to ratify and approve the issuance of Common Stock upon conversion of shares of the Company's Series B Convertible Preferred Stock in compliance with the rules of the Nasdaq National Market. Shares were voted as follows:

   For 	       Against        	Abstain     	Broker Non-Vote

5,008,004	     138,952         	26,626        	4,463,502

2. A proposal was made to ratify and approve an amendment to the Company's Amended and Restated Articles of Incorporation to increase the Company's authorized shares of Common Stock from 20,000,000 to 50,000,000. Shares were voted as follows:

   For	        Against         	Abstain

9,288,134	      316,400	        32,549

3. Nine directors were elected at the meeting to serve for one year or until their successors are elected and qualified. Shares were voted as follows:

                      		   For      	Against

	James E. Donaghy	      9,431,509   	205,574
	John G. Kassakian	     9,490,741   	146,343
	Edward L. Lundstrom	   9,484,864	   152,220
	Gerald E. Magnuson	    9,486,570	   150,514
	Dennis M. Mathisen	    9,493,668	   143,415
	William B. Miller	     9,487,407	   149,677
	Kenneth J. Roering	    9,491,605	   145,479
	Raymond C. Wieser	     9,489,967	   147,117
	Beekman Winthrop	      9,490,457	   146,627

4. A proposal was made to approve the selection of the Company's independent public accountants for the current fiscal year. Shares were voted as follows:

    For	         Against       	Abstain

9,577,655        	24,946	       34,481


Item 6.	Exhibits and Reports on Form 8-K

A) Exhibits

3.1 Amended and Restated Articles of Incorporation of
Sheldahl, Inc.

10.1 	Second Amendment to the Credit and Security Agreement,
dated March 4, 1999 between the Company and Norwest Bank
Minnesota, N.A., Harris Trust and Savings Bank, The First
National Bank of Chicago, and The CIT Group.

10.2 Third Amendment to the Credit and Security Agreement, dated April 5, 1999 between the Company and Norwest Bank
Minnesota, N.A., Harris Trust and Savings Bank, The First
National Bank of Chicago, and The CIT Group.

10.3 Consulting Agreement, dated December 31, 1998, between the Company and James E. Donaghy.

10.4 Waiver and Amendment with Addendum to the note Purchase
Agreement between the Registrant and Northern Life
Insurance Company dated March 31, 1999.

27	Financial Data Schedule

B)	Reports on Form 8-K

Form 8-K filed on January 15, 1999 regarding Item 5, Other
Events.

	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SHELDAHL, INC.
(Registrant)


Dated: April 9, 1999         	By	/s/ Edward L. Lundstrom
                            		President and Chief Executive Officer


Dated: April 9, 1999	         By	/s/ Jill D. Burchill
                            		Vice President
                            		Chief Financial Officer


Dated: April 9, 1999	         By	/s/ John V. McManus
                             	Vice President Finance