Form 10-Q
period 1999-05-28
SHELDAHL INC
filed 1999-07-13
CIK 89615

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q




(X)		QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	OR

(  )		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended May 28, 1999	     Commission File Number:  0-45


                    SHELDAHL, INC.
(Exact name of registrant as specified in its charter)



            Minnesota	                           41-075807
(State or other jurisdiction of     	(IRS Employer Identification Number)
incorporation or organization)



           Northfield, Minnesota                   	55057
(Address of principal executive offices)         	(Zip code)


Registrant's telephone number, including area code: (507) 663-8000

As of July 6, 1999, 11,152,588 shares of the Registrant's common stock were outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     YES: X        NO:

PART I: FINANCIAL INFORMATION

SHELDAHL, INC. AND SUBSIDIARY
	CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)
                                                 	Nine Months Ended

                                               	May 28,       	May 29,
 (In thousands, except for per share data)	      1999	          1998


Net sales	                                    	$89,091       	$88,633
Cost of sales	                                  79,224       	 83,131
                                             			______	        ______
Gross profit	                                    9,867      	   5,502
                                             			______	        ______
Expenses:
Sales and marketing                             	6,923         	7,416
General and administrative                      	6,153         	6,056
Research and development                        	1,870         	3,048
Interest                                       		1,787         	1,688
Impairment charges                                  	-         	3,300
Restructuring costs                          	   2,600      	   8,500
                                              		______	        ______
Total expenses	                                 19,333       	 30,008
                                             			______	        ______

Loss before income taxes and cumulative
effect of change in method of accounting	      (9,466)	      (24,506)

Provision for income taxes                           -   	    (2,952)
                                             			______	        ______

Net loss before cumulative effect of
change in method of accounting for
start-up costs	                                (9,466)	      (27,458)

Cumulative effect of change in method
of accounting for start-up costs	                    -     	  (5,205)
                                             			______	        ______

Net loss before preferred dividends           	(9,466)	      (32,663)

Convertible preferred stock dividends	         (1,593)     	    (455)
                                             			______	        ______

Net loss applicable to common shareholders  	$(11,059)	     $(33,118)
                                             			======        	======
Net loss per common share:
	Basic -

	Net loss before change in method
	of accounting and after convertible
	preferred stock dividends                   	$ (1.02)       	$ (3.01)

	Change in accounting method             	           -       	  (0.56)
                                             			______	         ______
	Net loss per common share                   	$ (1.02)       	$ (3.57)
                                             			======	         ======

	Diluted -

	Net loss before change in method
	of accounting and after convertible
	preferred stock dividends	                    $ (1.02)	       $ (3.01)

	Change in accounting method	                         -      	   (0.56)
                                              			______	         ______
	Net loss per common share                    	$ (1.02)       	$ (3.57)
                                              			======	         ======

 Number of shares outstanding - Basic           	10,857          	9,267
 Number of shares outstanding - Diluted	         10,857	          9,267

The accompanying notes are an integral part of these statements.

SHELDAHL, INC. AND SUBSIDIARY
	CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)

                                                   	Three Months Ended

                                                	May 28,	       May 29,
 (In thousands, except for per share data)       	1999	          1998

Net sales                                     		$32,575       	$31,890
Cost of sales	                                   28,527       	 29,094
                                              			______	        ______
Gross profit	                                     4,048      	   2,796
                                              			______	        ______
Expenses:
Sales and marketing                              	2,172	         2,501
General and administrative                       	2,396         	2,115
Research and development                           	616         	1,046
Interest                                           	799	           566
Impairment charges	                                   -	         3,300
Restructuring costs                         	     (500)      	   4,500
                                              			______	        ______
Total expenses	                                   5,483	        14,028
                                              			______	        ______

Loss before income taxes	                       (1,435)      	(11,232)

Provision for income taxes	                           -   	    (7,792)
                                              			______	        ______

Net loss before preferred dividends	            (1,435)      	(19,024)

Convertible preferred stock dividends	            (521)     	     (96)
                                             	 		______	        ______

Net loss applicable to common shareholders	   $ (1,956)     	$(19,120)
                                              			======	        ======

Net loss per common share:
	Basic
	Net loss per common share                    	$ (0.18)      	$ (1.98)
                                              			======        	======
	Diluted
	Net loss per common share	                    $ (0.18)	      $ (1.98)
                                              			======	        ======

Number of shares outstanding - Basic	            11,153         	9,634
Number of shares outstanding - Diluted          	11,153         	9,634

The accompanying notes are an integral part of these statements.

SHELDAHL, INC. AND SUBSIDIARY
	CONSOLIDATED BALANCE SHEETS

                              	ASSETS
 (In thousands)                                 	May 28,      	August 28,
                                                 	1999           	1998
		(unaudited)
Current assets:
Cash              		                            $   628  	       $ 1,005
Accounts receivable, net                        	20,526          	15,727
Inventories                                     	18,023	          15,488
Other current assets	                               745     	        627
                                              			______	          ______
Total current assets	                            39,922	          32,847
                                              			______	          ______

Construction in process                          	3,512	          26,682
Land and buildings                              	28,561          	28,255
Machinery and equipment                        	137,682	         113,642
Less: accumulated depreciation                	(76,104)        	(66,322)
                                              			______	          ______
Net plant and equipment	                         93,651	         102,257
                                              			______	          ______
Other assets	                                       998     	      1,202
                                              			______	          ______
                                            			$134,571	        $136,306
                                              			======	          ======

                    	LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt          	$  4,144  	      $  4,296
Accounts payable                                 	9,486           	7,766
Accrued compensation                             	1,397           	1,554
Other accruals	                                   5,174           	4,518
Restructuring reserves	                           2,936        	   5,494
                                              			______	          ______
Total current liabilities	                       23,137	          23,628

Long-term debt                                  	29,205          	27,829

Restructuring reserves                           	2,600           	2,131
Other long-term accruals                      	   3,578        	   3,961
                                              			______	          ______
		Total liabilities	                             58,520         	 57,549
                                              			______	          ______

Stockholders' Equity:
	Convertible preferred stock	                        42              	41
	Common stock                                    	2,788           	2,415
	Additional paid-in capital                    	107,730          	99,751
	Accumulated deficit                          	(34,509)        	(23,450)
                                              			______	          ______

		Total shareholders' equity	                    76,051       	   78,757
                                              			______	          ______

                                              	$134,571        	$136,306
                                                	======          	======

The accompanying notes are an integral part of these statements.

SHELDAHL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

  	                                               	Nine Months Ended

(In thousands)                                   	May 28,       	May 29,
                                                   1999	          1998
Operating activities:
Net loss                                       		$(11,059)	     $(33,119)

Adjustments to reconcile net loss
to net cash used in operating activities:

Depreciation and amortization	                      12,620        	10,808
Preferred stock dividends                           	1,593           	455
Deferred income taxes	                                   -	         2,952
Accounting method change	                                -         	5,205
Restructuring costs charged to operations           	2,600	         8,500
Restructuring payments made                       	(4,195)             	-
Impairment charges	                                      -	         3,300

Net change in other operating activities:

Accounts receivable	                               (4,799)       	(1,610)
Inventories	                                       (2,535)       	(1,760)
Prepaid expenses and other current assets	           (118)         	(442)
Other assets	                                          204	            19
Accounts payable and accrued liabilities	            2,219	         3,907
Other non-current liabilities	                       (238)     	     (38)
                                                   	______	        ______
	Net cash used in operating activities	            (3,708)      	 (1,823)
                                                   	______	        ______
Investing activities:
Capital expenditures, net                        	 (5,547)      	(17,764)
                                                   	______	        ______

Financing activities:

Customer overpayment                                    	-	         9,334
Net borrowings under revolving credit facilities    	4,599         	4,125
Payments of term facility	                         (1,025)             	-
Proceeds from other long-term debt	                      -	         2,334
Repayments of long-term debt                      	(2,452)         	(814)
Costs and redemption of Series B preferred stock	    (837)         	(300)
Net proceeds of Series E preferred stock	            8,437	             -
Stock options exercised	                               156     	      226
                                                   	______	        ______
		Net cash provided by financing activities	         8,878       	 14,905
                                                   	______        	______

Net increase (decrease) in cash equivalents         	(377)       	(4,682)

Cash and cash equivalents at beginning of period	    1,005	         5,567
                                                   	______	        ______

Cash and cash equivalents at end of period	        $   628	       $   885
                                                 			======	        ======

Supplemental cash flow information:
Interest paid	                                     $ 2,547	       $ 2,901
                                                  		======	       ======
Income taxes paid      	                           $   152	       $    36
                                                  		======	        ======

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

1) Inventories, which are valued at the lower of first-in first-out cost or market, consists of (in thousands):

                     	May 28, 1999       	August 28, 1998

Raw materials	           $ 6,166             	$ 4,964
Work-in-process           	7,593               	4,742
Finished goods         	   4,264            	   5,782
                         	______	              ______
                        	$18,023	             $15,488
                         	======              	======

2)  Equity Transactions.

During late February and early March of 1999, the Company issued 8,560 shares of Series E Convertible Preferred Stock. The Company received cash of $8,560,000 relating to the issuance of the stock. The investors were also issued warrants to purchase a total of 85,600 shares of Common Stock of the Company at $7.8125 per share. The warrants are exercisable for a period of five years.

As of May 28, 1999, the Company's equity structure is summarized as follows:

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

D) $167,000 in stated value of Series B 5% Convertible Preferred Stock with a floating conversion price estimated to be $5.50 per share as of June
17, 1999 and dividends payable in cash or in common stock at conversion.

	On May 28, 1999, the Company had accrued approximately $1,511,000 in total dividends on these groups of preferred stock.

3)  Restructuring Costs.

	In February 1999, the Company recorded a charge of $3.1 million to reserve for the separation costs incurred in reducing its salaried work force. The restructuring costs provide for approximately $1.7 million for severance and early retirement salary costs and approximately $1.4 million for medical, dental and other benefits being provided to the affected individuals. Approximately 53 people are affected by this action. These new restructuring costs are in addition to the $8.5 million of similar costs charged to operations in fiscal 1998 ($4.0 million in the second quarter ended February 27, 1998 and $4.5 million in the third quarter ended
May 29, 1998).  The Company, in the third quarter of fiscal 1999 reversed
$500,000 of the restructuring charge taken in fiscal 1998 reflecting the change in anticipated personnel separation numbers and cost.

As of May 28, 1999, the Company had total remaining restructuring reserves of $5.5 million. Of this amount, approximately $4.8 million related to severance, wages and benefits and approximately $661,000 related to the remaining equipment disposal, facility closedown and other costs.

In total, for all restructuring costs recorded at February 26, 1999, the Company expects to make cash outlays of $0.8 million during the last three months of fiscal 1999 and $2.5 million for all of fiscal 2000. The remaining $2.2 million of restructuring costs are expected to be paid out over the ten years beginning in fiscal 2001, and relate principally to continued medical and severance benefits.

During the nine months ended May 28, 1999, the Company paid $4.2 million of restructuring expenses relating to reserves charged to operations in fiscal 1998 and fiscal 1999. Also, the Company disposed of approximately $500,000 of fixed assets related to the closed Aberdeen, South Dakota facility as previously provided.

4)  Earnings Per Share

The basic loss per share amount is determined based on the weighted average of common shares outstanding. Diluted loss per share is determined based on the same figure, since the Company's potentially dilutive items, convertible preferred stock, stock options and warrants, are anti-dilutive in the periods presented.

Item 2.	Management's Discussion and Analysis of Consolidated Operating Results
and Financial Condition

NINE MONTHS ENDED MAY 28, 1999 AND MAY 29, 1998

Sales
_______________

The Company's net sales increased $458,000 from $88.6 million for the nine months ended May 29, 1998 to $89.1 million for the nine months ended May 28, 1999. The automotive market sales for the nine months ended May 28, 1999 declined 2% or $1.3 million. This automotive sales decline year over year reflects weaker order demand during the middle of the Company's second quarter as automotive sales for quarter three of fiscal 1999 were on par with last year.

Sales to the datacom market increased 21.4% to $13.6 million for the nine months ended May 28, 1999. Sales of the Company's new Novaflexr VHD product accounted for approximately $3.1 million of total sales. Sales to the aerospace defense market, consisting principally of various laminate materials, decreased $0.8 million or 11.2% reflecting the typical order pattern of this market.

The chart below details the Company's sales by market during the period (in thousands):

                     		Nine Months Ended
	Market         	May 28, 1999   	May 29, 1998   	Gross Change   	% Change

Automotive        	$ 60,513       	$ 61,776       	$ (1,263)     	(2.0%)
Datacom	             13,558         	11,169           	2,389	     21.4%
Industrial           	5,880          	5,662             	218      	3.9%
Consumer	             2,531	          2,582            	(51)     	(2.0%)
Aerospace/Defense	    6,609	          7,444       	    (835)    	(11.2%)
                    	______	         ______	          ______	     ______
Total             	$ 89,091	       $ 88,633	        $    458	        .5%
                    	======	         ======	          ======     	======

Gross Profit
_______________

Gross profit increased to 11.1% of sales, or $9.9 million, for the nine months ended May 28, 1999. As reflected in the table below, Micro Products grossed a $10.2 million loss. The combined Materials and Interconnect business units' gross profit increased $5.6 million to $20.1 million, or 22.8%, of sales. The improved gross margin directly relates to cost reductions resulting from restructuring actions taken last fiscal year plus a slight change in sales volume and product mix.

	            Nine Months Fiscal 1999            	 Nine Months Fiscal 1998

          	Interconnect  	Micro	   Total	   Interconnect	   Micro	   Total
            	& Material 	Products 	Company	   & Materials 	Products 	Company
(In millions)

Sales         	$88,245	  $   846	  $89,091	      $87,812	   $   821	 $88,633
Cost of sales  	68,165   	11,059   	79,224	       73,314	     9,817  	83,131
Gross profit	   20,080	 (10,213)    	9,867       	14,498	   (8,996)   	5,502

% of sales      	22.8%	        -	    11.1%	        16.5%	         -    	6.2%

Sales and marketing expense decreased $493,000 or 7%, from $7.4 million for the nine months ended May 29, 1998, to $6.9 million for the nine months ended May 28, 1999. The decreased consulting and advertising expense, coupled with 1.4% drop in salaried labor cost resulting from the Company's restructuring actions, contributed to the decline in expenses.

General and administrative expenses increased $97,000, or 2%, from $6.1 million for the nine months ended May 29, 1998, to $6.2 million for the nine months ended May 28, 1999. This increase in expense is driven by a $790,000 increase in depreciation expense related to the Company's new computer system which was offset by reductions in salaried labor plus other expenses including charitable contributions and shareholder expense.

Research and development expenses decreased $1,178,000, or 39%, from $3.0 million for the nine months ended May 29, 1998, to $1.9 million for the nine months ended May 28, 1999. This decline relates to the transition of resources out of research and development to direct support of production in the Company's Longmont facility. A decline in salaries, travel and development materials account for a major portion of the reductions. Included in this reduction are funds received from Molex Incorporated in conjunction with the Company's joint venture to develop large format flex circuitry technology targeted to replace hard wiring in automobiles and light trucks.

Interest costs and activities for the noted periods are detailed below (in thousands):

                            	Nine Months      	Nine Months
                           	May 29, 1999     	May 28, 1998	     Change

Gross interest expense       	$ 2,648          	$ 3,063       	$  (415)
Capitalized interest	           (862)          	(1,375)       	     513
                              	______	           ______	         ______
Net interest	                 $ 1,786	          $ 1,688	        $    98
                              	======	           ======	         ======

During the current nine months, lower borrowings accounted for the decrease in gross interest costs. At May 29, 1998, total borrowings were $47.3 million, while at May 28, 1999, total borrowings were reduced to $33.3 million. Higher interest rates charged by the Company's lenders prevented greater cost savings.

	In February 1999, the Company recorded a charge of $3.1 million to reserve for the separation costs incurred in reducing its salaried work force.  The
Company continues to realize benefits from streamlining its business processes.  The restructuring costs provide for approximately $1.7 million for severance costs and approximately $1.4 million for medical, dental and other benefits being provided to the affected individuals.  Approximately 53 people are affected by this action. These new restructuring costs are in addition to the $8.5 million of similar costs charged to operations in fiscal 1998 ($4.0 million in the second quarter ended February 27, 1998 and $4.3 million in the third quarter ended May 29, 1998). The Company, in the third quarter of fiscal
1999 reversed $500,000 of the restructuring charge taken in fiscal 1998 reflecting the change in anticipated personnel separation numbers and cost.

As of May 28, 1999, the Company's restructuring reserve was $5.5 million. In total, for all restructuring costs recorded at May 28, 1999, the Company expects to make cash outlays of $0.8 million during the last three months of fiscal 1999 and $2.5 million for all of fiscal 2000. The remaining $2.2 million of restructuring costs are expected to be paid out over the ten years beginning in fiscal 2001. During the nine months ended May 28, 1999, the Company paid $4.2 million of restructuring expenses relating to reserves charged to operations in fiscal years 1998 and 1999.

No income taxes were applied in the current period as the Company provides allowances for all of its net deferred tax assets. Dividends on preferred stock were $1.6 million for the nine months ended May 28, 1999, up $1.1 million from the $0.5 million figure for the nine months ended May 29, 1998. Dividends on the $32.9 million Series D preferred stock and the $8.6 million Series E preferred stock issued in July 1998 and February 1999 accounted for this increase. As a result, net loss to common shareholders for the nine months ended May 28, 1999 was $11.1 million, or $1.02 per share. This compares with a loss per share before changes of method of accounting of $27.5 million, or $3.01 per share, for the nine months ended May 29, 1998.

THREE MONTHS ENDED MAY 28, 1999 AND MAY 29, 1998

Sales
_______________

The Company's net sales increased $685,000, or 2%, from $31.9 million for the three months ended May 29, 1998 to $32.6 million for the three months ended May 28, 1999. Automotive market sales for the three months ended May 28, 1999 at $21.7 million remained unchanged from the same period in fiscal 1998.

Sales to the datacom market increased $917,000, or 20%, for the three months ended May 28, 1999 to $5.4 million. Sales of the Company's new Novaflexr VHD product accounted for $1.3 million of total sales to that market. Sales to all other markets reflect a minor dollar variation.

The table below details the Company's sales by market for the period (in thousands):

                 		Three Months Ended
	Market	      May 28, 1999     	May 29, 1998     	Gross Change	    % Change

Automotive     	$ 21,660	         $ 21,683	          $  (23)       	(0.1%)
Datacom           	5,446            	4,529              	917       	20.3%
Industrial	        1,480	            1,814	            (334)      	(18.4%)
Consumer	          1,130            	1,051               	79        	7.5%
Aerospace/Defense	 2,859	            2,814        	       45	        1.6%
                 	______	           ______	           ______	      ______
Total          	$ 32,575        	 $ 31,891	          $   685        	2.1%
                 	======           	======	           ======	      ======

Gross Profit
________________

Gross profit increased by $1.3 million, or 12.4% of sales, for the three months ended May 28, 1999. As reflected in the table below, the Micro Products business gross loss increased by $0.3 million to $3.5 million. The impact of low volume production and increased depreciation expenses are the primary causes of the change in Micro Products gross profit. The combined Materials and Interconnect business units' gross profit increased to $7.6 million, or 23.4% of sales. The improved performance is due to savings realized in labor costs as well as more effective cost management of factory costs. Additional sales volume plus a change in product mix contributed to improved gross profit.

        	        Three Months Fiscal 1999       Three Months Fiscal 1998

              	Interconnect	  Micro	   Total	  Interconnect	  Micro  	  Total
               	& Material 	Products 	Company  	& Materials	 Products	 Company
(In millions)

Sales            	$32,365	   $   210  $32,575	    $31,537    	$  353 	$31,890
Cost of sales	     24,805     	3,722  	28,527     	25,522     	3,572  	29,094
Gross profit	       7,560   	(3,512)   	4,048      	6,015   	(3,219)   	2,796

% of sales         	23.4%         	-   	12.4%	      19.1%	         -	    8.8%

Sales and marketing expenses decreased $329,000 for the three months ended May 28, 1999 compared to the same period one year ago to $2.2 million. The reduction in salaried labor, travel related costs and other sales related expense contributed to the 13% decline.

General and administrative expenses increased $281,000, or 13%, from $2.1 million for the three months ended May 29, 1998, to $2.4 million for the three months ended May 28, 1999. Increased depreciation expenses related to the Company's new computer system was offset in part by reduced labor and other expenses.

Research and development expenses decreased $430,000, or 41%, from $1.0 million for the three months ended May 29, 1998, to $0.6 million for the three months ended May 28, 1999. This decline relates to the transition of resources out of research and development to directly support production in the Company's Longmont facility. A decline in salaries, research materials and supplies, and travel account for a major portion of the reduction.

Interest costs and activities for the noted period are detailed below (in thousands):

	                          Three Months   	Three Months
                          	May 28, 1999	   May 29, 1998	   Change

Gross interest expense       	$  929	        $ 1,141      	$ (212)
Capitalized interest	          (130)        	  (575)      	    445
                             	______	         ______	       ______
Net interest	                 $  799        	$   566      	$   233
                             	======	         ======	       ======

During the current quarter, lower borrowings accounted for the decrease in gross interest costs. At May 29, 1998, total borrowings were $47.3 million, while at May 28, 1999, total borrowings were $33.3 million. Higher interest rates prevented greater cost reduction in interest expense. Fewer capital projects in process account for the decline in capitalized interest.

	In February 1999, the Company recorded a charge of $3.1 million to reserve for the separation costs incurred in reducing its salaried work force.  The
Company continues to realize benefits from streamlining its business processes.  The restructuring costs provide for approximately $1.7 million for severance and early retirement salary costs, approximately $1.4 million for medical, dental and other benefits being provided to the affected individuals.
Approximately 53 people are affected by this action. These new restructuring costs are in addition to the $8.5 million of similar costs charged to operations in fiscal 1998 ($4.0 million in the second quarter ended February
27, 1998 and $4.3 million in the third quarter ended May 29, 1998). The
Company, in the third quarter of fiscal 1999, reversed $500,000 of the restructuring charge taken in fiscal 1998 reflecting the change in anticipated personnel separation numbers and cost.

As of May 28, 1999, the Company had remaining restructuring reserves of $5.5 million. In total, for all restructuring costs recorded at May 28, 1999, the Company expects to make cash outlays of $0.8 million during the last three months of fiscal 1999 and $2.5 million for all of fiscal 2000. The remaining $2.2 million of restructuring costs are expected to be paid out over the ten years beginning in fiscal 2001.

No taxes were applied in the three months ended May 28, 1999 as allowances against all of the Company's net deferred tax assets have been recorded. For the three months ended May 29, 1998, the tax provision of $7.8 million reflects a change in estimate concerning the ultimate recovery of the company's deferred tax assets. Because of restructuring and write-offs, as well as continuing losses in the Company's Micro Products business, the Company has established an allowance for all of its tax assets.

Convertible preferred stock dividends increased to $521,000 for the three months ended May 28, 1999. This increase is due to the Series D and E preferred stock issued in July 1998 and February 1999. As a result, net loss to common shareholders for the three months ended May 28, 1999, was $2.0 million, or $0.18 per share. This compares to a net loss of $19.1 million, or $1.98 per share, for the three months ended May 29, 1998, which included restructuring and impairment charges plus accounting changes of $15.6 million.

Financial Condition and Cash Flow
_______________

Since the end of fiscal 1998, the Company's financial condition has strengthened. The Company's Interconnect and Materials businesses have registered improved operating results while the Micro Products business has managed costs and is vigorously pursuing volume orders. In February of 1999, the liquidity of the Company was enhanced with the $8.56 million preferred stock equity placement. As a result, the Company's lenders have removed the requirement that the Company raise additional equity funds as part of its Credit and Security Agreement. As of July 6, 1999, the Company had $12.9 million outstanding on its revolving credit note and had an additional $6.1 million available to borrow. As of May 28, 1999, the Company has complied or received a waiver on certain covenants covered by the existing Credit and Security Agreement with its lenders. The Company expects, with anticipated growth in revenue during the next four quarters, to generate sufficient cash flow from operations to fund restructuring payments ($600,000 to $800,000 per quarter), term debt obligations ($1.0 million per quarter) and modest capital spending ($1.5 million to $2.0 million per quarter). These are all within the borrowing limits of the existing Credit and Security Agreement with its lenders.

For the first nine months of fiscal 1999, operations used cash of $3.7 million. Net of $4.2 million of restructuring payments, operations generated a positive cash flow of $0.5 million, an improvement of $2.4 million over the nine months ended May 29, 1998. This improvement was due to increased gross profits offset by increased inventories and accounts receivables. The increase in receivables is attributable to increased sales of 15% during the current quarter. Inventories increased to support a higher level of customer orders in the coming quarter.

Equity Transactions
_______________

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

As of May 28, 1999, the Company's equity structure is summarized as follows:

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

D. $167,000 in stated value of Series B 5% Convertible Preferred Stock with a floating conversion price estimated to be $5.50 per share as of June 17, 1999 and dividends payable in cash or in common stock at conversion.

On May 28, 1999, the Company had accrued approximately $1.5 million in total dividends on these groups of preferred stock.

Year 2000 Update
_______________

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

State of Readiness. The Company has undertaken various initiatives to evaluate the Year 2000 readiness of the products sold by the Company ("Products"), the information technology systems used in the Company's operations ("IT Systems"), its non-IT systems, such as power to its facilities, HVAC systems, building security, voicemail and other systems, as well as the readiness of its customers and suppliers. The Company has identified eleven Year 2000 target areas that cover the entire scope of the Company's business and has internally established teams committed to completing an 8-step Compliance Validation Process ("CVP") for each target area. Each team is expected to fully complete this process on or before September 1, 1999. The table below identifies the Company's target areas as well as the 8-step CVP with its expected timeline. Sheldahl's Y2K teams are complete with Phase 1 of this process and progressing with Phase 2 remediation activities.

Year 2000 Target Areas:

1.    Business Computer Systems
2.    Technical Infrastructure
3.    End-User Computing
4.    Manufacturing Equipment
5.    Test Lab
6.    Telecommunications
7.    Research & Development
8.    Logistics
9.    Facilities
10.  Customers
11.  Suppliers/Key Service Providers

PHASE 1
1.  Team Formation
2.  Inventory Assessment
3.  Compliance Assessment
4.  Risk Assessment

Complete as of May 28, 1999


PHASE 2
5.  Resolution/Remediation
6.  Validation
7.  Contingency Plan
8.  Sign-Off Acceptance

Expected Completion: October 1, 1999

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

2.  Disruption of Supply Materials.

In February 1999, the Company surveyed, assessed and catalogued its vendors for public disclosures in regards to their Year 2000 readiness. The Company has followed-up, via phone surveys, with vendors that provided inadequate disclosures or showed a need for remediation assistance. The Company is now assessing and cataloging the results of these surveys to identify which vendors require remediation assistance and where the Company should arrange for back-up vendors and other contingencies before the changeover date.

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

Contingency Plans. While we recognize the need for contingency planning, we have not yet completed contingency plans for potential Year 2000 disruptions. The aforementioned 8-step Compliance Validation Process includes contingency planning by each team and management will review such plans as they are developed. We anticipate developing contingency plans for our most critical areas, but details of such plans will depend on our final assessment of the problem as well as the evaluation and success of our remediation efforts. Future disclosures will include discussion on contingency plans as they become available.

Foreign Currency Exposure
_______________

During fiscal 1998, the Company's exposure to foreign currency risk declined as two large programs were converted to pricing in the United States dollar. The Company maintains a very limited exposure to foreign currency risk with smaller programs contracted and priced in British Sterling, German Marks and French Francs. These contracts and the exchange rate are reviewed periodically.

Beginning January 1, 1999, the Euro, the new European currency, began to be used commercially. As of May 28, 1999, none of the Company's customers or suppliers has suggested pricing any contracts in Euro. However, in order to remain competitive, the Company anticipates pricing certain contracts in Euro and has systems in place to support such contracts by converting foreign currency transactions to six decimal places. When warranted by the size of foreign currency contracts, the Company will use a variety of hedging techniques, including financial derivatives, to prudently reduce, but not eliminate, its exposure to foreign currency fluctuations. No such contracts existed as of May 28, 1999.

New Accounting Pronouncements
_______________

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and hedging Activities," effective, as amended, for years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impacts of adopting SFAS No. 133 and has not yet determined the timing or method of adoption.

Cautionary Statement
_______________

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

Item 3. Quantitative and qualitative disclosures about market risk

No material change since filing of the Company's last Form 10-K for fiscal
1998.

PART II:  OTHER INFORMATION


SHELDAHL, INC. AND SUBSIDIARY
FORM 10-Q

Item 1.  Legal Proceedings

On June 30, 1999, the Company entered into a Settlement Agreement with Structural Dynamics Research Corporation, Inc. ("SDRC"), whereby the Company will pay $400,000 in installments through May 1, 2000, for various software licenses and whereby the Company may activate such licenses with current versions up through July 1, 2001, upon payment of reduced maintenance fees. On the basis of the Settlement Agreement, the case against the Company was dismissed. This legal proceeding was previously reported in the Company's fiscal 1998 Form 10-K.

Item 2.	Changes in Securities and Use of Proceeds

The Company conducted a private placement of its Series E Preferred Stock, which closed in part in March 1999. A complete description of this private placement was previously reported on the company's report on form 10-Q for the quarter ended February 27, 1999.

Item 3.  Defaults About Senior Securities and Use of Proceeds

	None.

Item 4.  Submission of Matters to a Vote of Security Holders

	None.

Item 5.  Other Information

	None.

Item 6.  Exhibits and Reports on Form 8-K

A)	Exhibits

	27  Financial Data Schedule

B)	Reports on Form 8-K

	Current Report on Form 8-K filed March 9, 1999, reporting the Company's Series E Preferred Stock private placement

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHELDAHL, INC.
(Registrant)

Dated: July 12, 1999       	By	/s/ Edward L. Lundstrom
                            President and Chief Executive Officer



Dated: July 12, 1999	       By	/s/ Jill D. Burchill
                            Vice President
                            Chief Financial Officer