Form 10-K405
period 1999-08-27
SHELDAHL INC
filed 1999-12-14
CIK 89615

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED).............FOR THE FISCAL YEAR ENDED AUGUST 27, 1999

                                       OR

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

 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (507) 663-8000 SECURITIES
  REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, PAR VALUE OF $0.25 PER SHARE
                PREFERRED STOCK PURCHASE RIGHTS (TITLE OF CLASS)
                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of shares held by non-affiliates was approximately $51,538,582 on November 26, 1999, when the last sales price of the Registrant's Common Stock, as reported in the Nasdaq National Market System, was $4.438.

As of November 26, 1999, the Company had outstanding 11,613,020 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's definitive proxy statement for its annual meeting to be held January 12, 2000, are incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Sheldahl (the Company) creates and distributes thin, flexible laminates and their derivatives to worldwide markets. The Company's laminates are of two types: adhesive-based tapes and materials, and its patented adhesiveless material, Novaclad. From these materials, the Company fabricates high-value derivative products: single- and double-sided flexible interconnects and assemblies under the trade names Flexbase(R), Novaflex(R) HD and Novaflex(R) VHD and substrates for silicon chip carriers under the trade names ViaArray(R)and ViaThin(R). Management believes that Sheldahl's leading technology products serve the electronic interface between the function of electronic-based products and their integrated circuits. The Company targets specific OEMs in the datacom and automotive markets in the drive to create electronic-based products that require increased functionality.

     The Company operates in two business segments identified as the Company's Core Business and Micro Products business. The Core Business segment consists of flexible laminates and derivative products, principally flexible interconnect circuits and assemblies. These products are targeted across all markets served by the Company with the automotive market generating 68% of fiscal 1999 sales for this segment. The Company's Novaclad, Novaflex HD and VHD are marketed and sold through the Core Business. The Micro Products business segment is a developing business that targets the integrated circuit (IC) industry of the electronics market. The Company's ViaArray and ViaThin products are marketed and sold through this segment and are exclusively reflected in the Company's datacom market sales.

     The Company's manufacturing and assembly sites with their related assets are used to manufacture specific product offerings of the Company regardless of business segment. For instance, the Longmont facility today contributes to the manufacture of all Novaclad-based products. These products, including Novaflex HD and VHD, are sold through the Core Business and ViaThin is sold through Micro Products.

     The Company's high performance products -- ViaArray, ViaThin, Novaflex HD and Novaflex VHD -- are based on the Company's patented Novaclad laminate. These products provide substantial benefits compared to traditional flexible circuits, including the capability for very fine circuit traces and very small holes, or vias, thus utilizing both sides of the laminate for circuit routing reducing size and cost per function. The Company has designed its Novaclad-based products to be used as a base material for high performance printed circuits and IC substrates. The Company has developed its ViaThin to enable integrated circuit ("IC") manufacturers to package future generations of ICs economically by attaching the silicon die to a ViaThin substrate manufactured by the Company or other circuitry manufacturers using the Company's Novaclad or ViaArray products. As ICs are becoming increasingly powerful, they produce more heat and require a greater number of connections to attach the silicon die, placing substantially greater demands on IC packaging materials. Novaflex VHD utilizes many of the product features of ViaThin in applications other than IC packages.

PRODUCTS

     Novaclad. Novaclad is a thin and flexible adhesiveless copper laminate used in the design and manufacture of flexible interconnects and high-density substrates. Novaclad consists of a polyimide film onto which copper has been vacuum deposited on both sides. After the vacuum deposition process, additional copper is plated onto the laminate to achieve a desired thickness of copper ranging from 5 microns to 35 microns (a micron is one-millionth of a meter). Novaclad provides a number of important benefits when compared to traditional adhesive-based laminates, including the capability for finer circuit traces (down to 1 mil, or .001 inch) and corresponding higher circuit density, greater heat tolerance and dissipation, improved signal speed and impedance control, increased dimensional stability, resistance to chemicals and greater durability. Because of these characteristics, the Company believes that Novaclad is a cost-effective, high-performance material solution for a broad range of interconnect systems, especially high-density substrates for IC packages and increasing dense circuitry for personal communication devices and computers and high end disc drives. In fiscal 1999, sales of Novaclad laminate totaled $0.4 million, accounting for 0.3% of total Company sales revenue.

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

Because of its adhesiveless character, ViaArray provides all of the benefits of Novaclad. The combination of these characteristics allows circuit fabricators the opportunity to eliminate several costly processing steps in the manufacture of printed circuits. The Company believes this product provides solutions for a variety of applications, including high density interconnects, IC packages and multi-chip modules. The Company believes there is also an opportunity for rigid printed circuit manufacturers to use ViaArray based circuits as an interlayer in multilayer circuit boards. There were no sales for ViaArray in fiscal 1999.

     ViaThin. The Company uses ViaArray in the manufacture of high-density substrates primarily for IC packages. Those high-density substrates are called ViaThin. The material properties of ViaArray allow for very dense circuitry patterns which enable IC designers to improve the processing capabilities of ICs by increasing the number of connections to the silicon die, while reducing the cost per connection. ViaThin enhances signal speed because its traces are very smooth and its dimensional stability is maintained. These features allow the Company's ViaThin to be designed into ball grid array, pin grid array, and other high-density IC packages. The Company's strategy is to target the high-density segment of the market for IC packaging and multichip module applications where circuit density requirements as small as 1 mil traces and vias can be met using ViaThin. As the market for high-density substrates develops, the Company will consider licensing the manufacturing process of its high-density substrates to increase the demand for its ViaArray product. In fiscal 1999, sales of ViaThin substrates accounted for $1.5 million or 1% of the Company's total revenue.

     Novaflex VHD. The Company also uses ViaArray in the manufacture of circuits that require the very fine features of an application outside of IC packages, such as direct chip attach circuitry for high-end disk drives. Novaflex VHD, introduced in September 1998, utilizes similar processes of the Company's ViaThin product in applications that require two layers of circuitry to provide an increased number of interconnection in a relatively small physical space. The Company is targeting this product to high-end disk drives, personal communications devices and unique medical applications. In fiscal 1999, sales of Novaflex VHD totaled $5.6 million accounting for 5% of the Company's total sales revenue.

     Novaflex HD. The Company uses its Novaclad as the base material for flexible interconnect circuits and assemblies that based on their end use required a combination of circuit density and operating characteristics that withstand harsh environments such as under-the-hood automotive applications and hinge flex applications in laptop computers. These products are sold under the trade name Novaflex HD. Fiscal 1999 sales for Novaflex HD were $33.7 million accounting for 28% of the Company's total sales revenue.

     Flexbase Flexible Interconnects. The Company uses its adhesive-based laminates, which are marketed under the trade name Flexbase, as the base material for a line of traditional flexible printed circuitry. The Company's flexible printed circuitry is typically manufactured in a roll-to-roll process from polyester or polyimide film to which copper is laminated. The laminate is processed through various imaging, etching, and plating processes and then selectively protected with a dielectric covering to produce a flexible printed circuit. Automated screen-printing and photo imaging processes produce single- and double-sided flexible circuits. In fiscal 1999, Flexbase interconnect products represented revenue of approximately $51.8 million accounting for 42% of total Company sales revenue.

     Additionally, the Company offers through internal capabilities and contract assemblers value-added processing, including surface mount assembly, wave soldering, connector and terminal staking, custom folding, stiffener attachment, application of pressure-sensitive adhesive and hand soldering, in order to deliver a ready-to-use products to the end customer. The Company's targets applications where increased performance, reduced size and weight, circuitry density, ability to accommodate packaging contours or a reduction in the number of assembly steps is desired to reduce the customer's overall cost and enhances the value of its product lines.

     Laminate Materials. The Company's other materials products consist of adhesive-based tapes and other flexible laminates used in a variety of applications. Moisture barrier tape and flat cable is tape used in automobile air bag systems. Splicing tape is used in the manufacture of commercial and industrial sandpaper belts, and thermal insulating materials are used primarily in the aerospace/defense market for satellites. The Company produces its materials using coating, laminating, and vacuum metalizing processes. Coating involves applying chemicals or adhesives to a thin flexible material. Laminating consists of combining two or more materials through applications of heat and pressure. Vacuum metalizing typically involves placing a metal onto a thin film, foil, or fabric by evaporation, sputtering, or pattern deposition. The Company's materials provide extended flexibility, strength, conductivity, durability, and heat dissipation. In fiscal 1999, external sales of materials accounted for $29.1 million, or 24% of the Company's total revenue.

SALES AND CUSTOMER SUPPORT

     The Company's sales and customer support efforts are directed by product or market managers who are responsible for defining target markets and customers, strategic product planning and new product introduction. These product or market managers supervise a sales force of account managers, which are supported by engineers, technicians and customer service personnel. The Company employs a team approach led by account managers who work extensively with the Company's customers at the design stage, seeking to influence product designs and applications, particularly in the automotive and emerging datacommunications product areas. The Company believes that its close ties with customers at all stages of a project distinguish it from many competitors who principally manufacture products according to customer specifications without providing significant design, technical or consulting services. Account managers also coordinate appropriate design, research and development, engineering, order fulfillment and other personnel to support customer needs. To supplement its direct sales efforts, the Company uses domestic and international distributors. The cornerstone of the Company's sales and customer support strategy is to provide superior customer service, from prompt and efficient technical support to rapid delivery of prototype and production orders through its electronic data interchange and just-in-time delivery capabilities.

     AUTOMOTIVE ELECTRONICS. In the automotive electronics market, the Company has enjoyed increasing sales through its strategy of working very closely with its customers beginning at the design stage. The Company's technical design and sales office in Detroit, Michigan is currently staffed with engineers, designers and sales personnel in order to provide automotive customers with comprehensive support. In fiscal 1999, 11.1% and 10.6% of the Company's net sales went to multiple sourcing locations of Siemens and Motorola. The Company also provides products through first tier suppliers to Chrysler, Ford and the U.S. operations of Honda and Toyota.

     INTERNATIONAL. The Company works with European manufacturers and suppliers and has had a sales presence in Europe since February 1992, including its sales offices in France, Germany and Great Britain. The Company supplements its direct sales efforts with independent manufacturers' representatives and distributors in Europe and Asia, principally for flexible laminates and has a sales office established in Hong Kong. The Company's export sales during fiscal years 1999, 1998 and 1997 were $30.0 million, $24.5 million and $15.0 million, respectively.

     During fiscal 1998, the Company's exposure to foreign currency risk declined as two large programs were converted to the United States Dollar. The Company maintains a limited exposure to foreign currency risk with smaller sales contracted in British Sterling, German Marks and French Francs. These contracts and the exchange rate are reviewed periodically. As of August 27, 1999, the Company has no material sales contracts in any currency not mentioned above. On January 1, 1999, the Euro, the new European currency began commercial use. As of August 27, 1999, none of the Company's customers or suppliers has suggested pricing any contracts in Euro. However, in order to remain competitive, the Company anticipates pricing certain contracts in Euro and has systems in place to support such contracts by converting foreign currency transactions to six decimal places. When warranted by the size of foreign currency denominated sales contracts, the Company may use a variety of hedging techniques, including financial derivatives, to prudently reduce its exposure to foreign currency fluctuations. No such contracts existed as of August 27, 1999.

MANUFACTURING

     The Company manufactures and assembles its products in Northfield, Minnesota; Britton, South Dakota; and Longmont, Colorado. The Company focuses on quality in its manufacturing efforts, and believes that its vertically integrated manufacturing capabilities enhance its ability to control product quality. The Company has been a qualified supplier to various automotive manufacturers for many years and has received QS9000/ ISO9001 certification in its Minnesota and South Dakota facilities. The Company also employs contract manufacturing relationships for the assembly of products in Mexico, Canada and the Philippines.

     The Company uses a continuous roll-to-roll manufacturing process to efficiently produce a large volume of high-quality flexible laminates using coating, laminating, and vacuum metalizing techniques. The Company consumes approximately one-half of the flexible laminates it produces for the manufacture of a family of derivative products (see Products). The Company converts various flexible laminates into circuits by using either photo exposing or screen printing to image the circuit patterns onto flexible laminates. The laminates then go through various etching and plating processes that result in copper patterns remaining on the laminate. The circuits are then protected with a dielectric covering. The Company processes certain of its derivative product in to value added assemblies. These assembly process capabilities include surface-mount assembly, wave soldering, connector and terminal staking, custom folding, stiffener attach, application of pres-sure-sensitive adhesive, and hand soldering. These operations are performed at the Company's facilities in Britton, South Dakota, or at subcontractors in Mexico, Canada and the Philippines.

     In August 1995, the Company entered into various agreements to form a joint venture in Jiujiang Jiangxi, China with Jiangxi Changjiang Chemical Plant and Hong Kong Wah Hing (China) Development Co., Ltd. Under the agreements, the Company licensed certain technology to the joint venture and provided certain technical support. The Company has received a 20% ownership interest in the joint venture and received cash payments totaling $900,000 upon completion of certain milestones. The joint venture is being established to manufacture flexible adhesive-based laminates and associated cover film tapes in China. Under the terms of the agreements, the joint venture will market these products in China, Taiwan, Hong Kong and Macau and the Company will market the products produced by the joint venture in all other markets. Manufacturing under this joint venture commenced in fiscal 1999. In fiscal 2000, the Company is to receive royalties based on a percent of sales. The percentage used is a sliding scale based on the dollar volume of sales and the royalty year as defined. The minimum royalty payment is $100,000 per royalty year. The Company does not expect to earn royalties in excess of $100,000 per royalty year until after fiscal year 2001. The agreements also require that the Company purchase fixed amounts of the joint venture's licensed product. This purchase commitment is estimated to be approximately $450,000 per year for three years beginning in fiscal 2000.

RESEARCH AND DEVELOPMENT

     Sheldahl's recent research and development efforts have focused on opportunities presented by the demand for higher density and thinner packaging for electronic devices. The Company has also identified within its core technologies other opportunities for participation in the trend towards miniaturization within the electronics industry and has pursued these opportunities independently and through various consortia. Research and development expenses in fiscal 2000 are anticipated to increase as these opportunities are developed.

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

MOLEX JOINT VENTURE

     On July 28, 1998, the Company and Molex Incorporated ("Molex") formed a joint venture to design, market and assemble modular interconnect systems to replace wiring harnesses in primarily the automotive market. The new company was named Modular Interconnect Systems, L.L.C. and it is a Delaware limited liability company ("Origin"). Origin will utilize proprietary flexible products developed by the Company and proprietary connectors developed by Molex in the development of the new modular interconnect system as an alternative to conventional automotive wiring harnesses and flex circuit assemblies. The Company and Molex will supply their respective products to Origin pursuant to long-term supply contracts. The Company owns 40% and Molex owns 60% of Origin. Each party has a right of first refusal with respect to the other party's ownership interest. Origin is being funded by contributions from the Company and Molex. Development costs of $400,000 for such components being designed and developed by Sheldahl for the new systems were reimbursed by Molex in fiscal 1999 and other future development costs may be funded by loans or direct reimbursement from Molex. Both the Company and Molex granted Origin a non-exclusive license to certain of their intellectual property for purposes of producing the new modular interconnect systems. Each license takes effect and is contingent upon a change of control of the Company or Molex and the purchase of such person's membership interest in Origin. As of August 27, 1999, the Company's investment in and the impact of accounting for its investment in Origin under the equity method has not been material.

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

COMPETITION

     The Company's business is highly competitive with principal competitive factors being product quality, performance, price and service. The Company believes its vertical integration, which allows it to control product quality and manufacturing efficiencies better than many of its competitors, is a competitive advantage. Sheldahl's competitors include materials suppliers, flexible and rigid circuit manufacturers, as well as electronics manufacturers who produce their own materials and interconnect systems. Some of the Company's competitors have substantially greater financial and other resources than the Company. The Company's primary competitors with respect to its flexible printed circuitry and interconnect systems include Pressac Limited (a U.K. company) and Parlex Corp. in the automotive electronics market and Mektec Corp., Fujikura Ltd. (a Japanese company) and Innovex, Inc. in the computer and telecommunications market. The Company's primary competition for its flexible laminate products includes Rogers Corporation and GTS Flexible Materials, Ltd. (a U.K. company).

     The Company's Novaclad-based ViaArray and ViaThin compete with other substrates produced through several alternative processes. These competing products include single-sided, polyimide-based, etched copper laminate produced using various methods of production by Minnesota Mining and Manufacturing, Inc. and several Japanese companies. The Company believes the production processes required for each of these competing substrates, which include copper sputtering, mechanical drilling and traditional etching techniques, are inherently more expensive than the Company's method of production and result in products that are not as easily utilized as the Company's emerging products in the design and production of higher-density IC packages. The Company's emerging products also compete with ceramic packaging products produced by companies such as Coors Electronic and Kyocera of Japan, although the Company believes these products are more expensive than the Company's substrate products, and with resin-based substrates supplied by companies such as produced by Amkor Electronics and Tessera, which the Company believes are limited in their ability to accommodate increased circuit densities beyond current levels. The Company expects these and other competitors will continue to refine their processes or develop new products that will compete on the basis of cost and performance with the Company's emerging products.

LIQUIDITY AND GOING CONCERNS MATTERS

     During the three-year period ended August 27, 1999, the Company incurred, principally from its Micro Products operations, cumulative net losses totaling approximately $68.7 million, including restructuring and other charges of $27.7 million. During this three-year period, the Company used cash of approximately $59.5 million supporting capital expenditures and approximately $6.8 million for net operating activities. The Company has financed these transactions principally through equity and debt financing.

     Cash requirements to fund restructuring charges taken during fiscal 1999 and 1998 are expected to be approximately $2.7 million in fiscal 2000 compared to $5.0 million in fiscal 1999. Fiscal 2000 capital expenditures for the Company are planned at approximately $7.0 million, compared with $5.5 million in fiscal 1999. Debt repayments for fiscal 2000, including refinancing of the Longmont facility, will be $3.8 million including $2.5 million on the bank term facility and $1.0 million for various capital lease payments.

     The impact of anticipated fiscal 2000 operating losses, tighter borrowing levels pursuant to its amended debt agreements and the uncertainty of the timing of sales growth from the Company's Micro Products business places significant pressure on the cash reserves of the Company. Cash flow projections based on the Company's operating plan for fiscal 2000 reflect an increased level of cash flow from operations during the first half of the year with increasing demand for cash later in the fiscal year as working capital expands to support projected sales growth. The Company believes this growth in working capital can be supported under its current credit agreement, although there will be intervals of time where borrowing capacity under its debt agreements will be severely reduced. The inability of the Company to i) obtain sufficient, substantial production orders and sales for Micro Product's ViaThin in the range of $10 to $12 million; ii) improve operating results in Micro Products for fiscal 2000;
iii) achieve operating performance from the Company's

Core Business at or above fiscal 1999 levels; iv) achieve other cost or productivity improvements included in the Company's fiscal 2000 budget and v) maintain adequate liquidity to fund normal operations would result in the Company being out of compliance with certain of its debt covenants thereby allowing the Company's lenders to require full repayment of the outstanding borrowings under the Company's credit agreement and/or leave the Company in a cash reserve position that would require additional capital to fund operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has and will continue to implement operational measures designed to assist the Company in achieving its fiscal 2000 budget and cash flow objectives. Should any of the matters discussed above ultimately occur, management believes the Company could obtain the necessary additional new capital, including the issuance of additional new debt or additional new equity financing to fund operations. However, there can be no assurance that the Company will be successful in achieving its projected operating results for fiscal 2000, in meeting its quarterly debt covenants during fiscal 2000 or in its attempt to issue additional debt or to raise additional capital on terms acceptable to the Company.

     On October 21, 1999, the Board of Directors of the Company established a Special Committee consisting of Kenneth J. Roering (Chairman), Dennis M. Mathisen and Gerald E. Magnuson to assist management and the Company's financial advisors in evaluating strategic alternatives available to the Company. Mr. Mathisen has resigned from the Board of Directors. Messrs. Roering and Magnuson are currently directors of the Company.

BACKLOG

     The Company's backlog consists of those orders for which the Company has delivery dates. Automotive customers typically provide for four to six weeks of committed shipments while datacommunications customers generally provide for up to eight weeks of committed shipments. The Company's backlog of unshipped orders as of August 27, 1999, and August 28, 1998, was approximately $16.4 million and $23.5 million, respectively. Generally, most orders in backlog are shipped during the following three months. Because of the Company's quick turn of orders to work-in-process, the timing of orders, delivery intervals, customer and product mix and the possibility of customer changes in delivery schedules, the Company's backlog at any particular date may not be representative of actual sales for any succeeding period. Beginning in fiscal 1999, the Company changed its order and production planning process that recorded orders from customers with pull delivery systems at the time of shipment (pull). As a result, the backlog amount for fiscal 1999 is understated when compared to fiscal 1998 by an estimated $6 to $8 million.

PROPRIETARY TECHNOLOGY

     The Company owns three United States patents for Novaclad and the processes for making Novaclad and five additional applications are pending. Applications are pending for foreign patents on Novaclad in Japan, Canada and the European Patent Office. Federal trademark registrations have been obtained on Novaclad(R), ViaArray(R), ViaThin(R), Flexbase(R), Novaflex(R), Novaflex(R) HD and VHD. In November 1998, the Company was awarded a patent for its SmartHORN(R) horn switch technology. This technology provides design and assembly features that are targeted to improve the reliability of automotive horns and the amount of force required for horn actuation. Sheldahl also relies on internal security and secrecy measures and on confidentiality agreements for protection of trade secrets and proprietary know-how. There can be no assurance that Sheldahl's efforts to protect its intellectual property will be effective to prevent misappropriation or that others may not independently develop similar technology. The Company believes that it possesses adequate proprietary rights to the technology involved in its products and that its products, trademarks and other intellectual property rights do not infringe upon the proprietary rights of third parties. The Company's primary Novaclad patents expire between years 2009 and 2015.

     The Company was named as a defendant in a patent infringement matter regarding its Novaclad products which was dismissed for lack of jurisdiction in January 1994 and which has not been commenced elsewhere. There can be no assurance that this plaintiff or others will not bring other actions against the Company. The Company is also aware of a patent, which may cover certain plated through holes of the double-sided circuits made of the Company's Novaclad materials. Although no claims have been made against the Company under this patent, the owner of the patent may attempt to construe the patent broadly enough to cover certain Novaclad products manufactured currently or in the future by the Company. The Company believes that prior commercial art and conventional technology, including certain patents of the Company, exist which would allow the Company to prevail in the event any such claim is made under this patent. Any action commenced by or against the Company could be time consuming and expensive and could result in requiring the Company to enter into a license agreement or cease manufacture of any products ultimately determined to infringe such patent. See "Legal Proceedings."

ENVIRONMENTAL REGULATIONS

     The Company is subject to various federal, state and local environmental laws relating to the Company's operations. The Company's manufacturing and assembly facilities are registered with the U.S. Environmental Protection Agency and are licensed, where required, by state and local authorities. The Company has agreements with licensed hazardous waste transportation and disposal companies for transportation and disposal of its hazardous wastes generated at its facilities. The Longmont Facility has been specifically designed to reduce water usage in the manufacturing process and employs a sophisticated waste treatment system intended to substantially reduce discharge streams. Compliance with federal and state environmental laws and regulations did not have a material effect on the Company's capital expenditures, earnings or competitive position during fiscal 1999. Similarly, fiscal 2000 capital expenditures to comply with such laws and regulations are not expected to be material. The Company believes it is in material compliance with federal and state environmental laws and regulations. As of August 27, 1999, the Company was not involved in any significant specific action, legal or regulatory, regarding environmental regulations except as indicated in the next paragraph.

     In fiscal 1999, the Company was notified by BMC Industries, Inc. (BMC) that it had been named as a de minimis waste generator on the Casmalia Disposal Site in Santa Barbara County, California (Casmalia) by the United States Environmental Protection Agency (USEPA). Based on the sale of certain facilities in Southern California to Sheldahl in September 1986, BMC asserted a counter claim against Sheldahl stating that part of the waste generation and disposal originated from such manufacturing sites after the sale to Sheldahl. After a review of related documentation, BMC and the Company agreed on October 15, 1999 to share the claim liability. The amount of this settlement was not material.

EMPLOYEES AND UNION CONTRACT

     As of September 1, 1999, the Company employed approximately 847 people in the United States and Europe, including 784 in production, 71 in sales, marketing, application engineering, and customer support, 20 in research and development and 43 in administration. The production staff consists principally of full-time workers employed in the Company's four currently operating manufacturing and assembly plants. In Northfield, Minnesota, production workers (approximately 390) are represented by the Union of Needletrade, Industrial and Textile Employees, which has been the bargaining agent since 1963. The Company has a two-year collective bargaining agreement with the Union, which expires in October 31, 2001. As part of this agreement, the Company agrees that if a decision is made to sell the Company, either in whole or in part, the Union shall be notified and treated as an equivalent buyer, with the understanding that there is currently another company with the Right of First Refusal. The Union (or its agents) shall be given the necessary information as an interested buyer, upon execution of a confidentiality agreement, and shall be given the opportunity to make bids on an equivalent basis and time period. The Company further agrees that it will consider employee-ownership options if any sale of the Company or its parts is considered. The Company has never experienced a work stoppage and believes that its employee relations are good.

ITEM 2.  PROPERTIES.

     The Company owns two manufacturing facilities totaling 305,000 square feet and a 20,000 square foot administration and sales support office in Northfield, Minnesota. The Company also owns a 102,000 square foot facility in Longmont, Colorado. The Company owns a 30,000 square foot assembly facility in Britton, South Dakota. The Company also leases a 2,500 square foot technical sales and design office in Detroit, Michigan. Management believes that all facilities currently in use are generally in good condition, well maintained and adequate for their current operations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company's operations expose it to the risk of certain legal and environmental claims in the normal course of business. The Company believes that these general matters will not have a material adverse effect on the Company's results of operations or financial condition.

     On June 30, 1999, the Company entered into a Settlement Agreement with Structural Dynamics Research Corporation, Inc. ("SDRC"), whereby the Company will pay $400,000 in installments through May 1, 2000, for various software licenses and whereby the Company may activate such licenses with current versions up through July 1, 2001, upon payment of reduced maintenance fees. On the basis of the Settlement Agreement, the case was dismissed. This legal proceeding was previously reported in the Company's fiscal 1998 Form 10-K.

     As is typical in the semiconductor equipment industry, the Company has from time to time received, and may in the future receive, communications from third parties asserting patents or copyrights on certain of the Company's equipment, products and technologies. A number of users of machine-vision technology, including the Company, have received notice of alleged patent infringement from, and/or have been sued by, the Lemelson Medical, Education and Research Foundation Limited Partnership ("Lemelson Foundation") alleging that equipment used in the manufacture of electronic devices infringes certain patents issued to Jerome H. Lemelson relating to "machine vision" or "barcode reader" technologies. Although the Company has not fully evaluated the alleged infringement claims nor has it been named a defendant in any related lawsuit, the Company believes that if any liability for infringement exists, such liability would not be born by the Company but rather would be borne by the Company's machine-vision equipment manufacturers. Accordingly, the Company has given those manufacturers notice that it intends to seek indemnification from them for any damages and expenses resulting from this matter if the Company is found liable or if it settles the claims. The Company cannot predict the outcome of this or any similar claim or its effect upon the Company, and there can be no assurance that any such litigation or claim would not have a material adverse effect upon the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None

ITEM 4A.  EXECUTIVE OFFICERS

     The executive officers of the Company, who are appointed annually to serve one year terms, are as follows:

                                           DATE FIRST
NAME                               AGE      APPOINTED                        POSITION
----                               ---   ---------------                     --------
James E. Donaghy.................  65         1999         Chairman of the Board and Director
Edward L. Lundstrom..............  49         1999         President, CEO and Director
Jill D. Burchill.................  45         1999         Vice President and Chief Financial Officer
Gregory D. Closser...............  47         1999         Vice President -- Core Business
Michele C. Edwards...............  35         1997         Vice President -- Supply Chain Operations
James L. Havener.................  56         1998         Vice President -- Micro Products
                                                           Vice President -- Finance and Asst.
John V. McManus..................  52         1991         Secretary
Sidney J. Roberts................  53         1996         Vice President -- Research and Development
Gerald E. Magnuson...............  67         1975         Secretary and Director

     James E. Donaghy was elected to the post of Chairman of the Board in January 1999. He joined the Company in March 1988 as its President and Chief Operating Officer and became President and Chief Executive Officer in 1991. In September 1998, he passed the title of President to Ed Lundstrom. Prior to that time, he held various executive-level positions at DuPont Company in Wilmington, Delaware. Mr. Donaghy is a director of William Mitchell College of Law and the Institute of Printed Circuitry.

     Edward L. Lundstrom was named President and Chief Executive Officer in January 1999. Since joining the Company in 1976 as Corporate Tax Manager, he has held various positions with the Company: Executive Vice President, Vice President-Sales and Marketing, Vice President-Treasurer, Corporate Controller, Vice President-Interconnect, Vice President and Treasurer, President of the Sheldahl subsidiary, Symbolic Displays, Inc. (SDI), and Vice President, General Manager of the Northfield Circuit Division. Mr. Lundstrom is a director of Research Incorporated.

     Jill D. Burchill joined the Company in March 1999 as Vice President and Chief Financial Officer. Previously, she had held the positions of Chief Financial Officer at Angeon Corporation and Imation Corporation. She was responsible for all global financial operations and strategy as well as investor relations. Burchill also served in various senior financial management positions at 3M Company within the Information, Imaging and Electronic Sector, including Sector Controller, Group Controller, and Division Financial Manager. In addition, she was Asia Pacific Financial Manager and International Tax Manager. She began her career as an audit professional at Peat, Marwick, Mitchell & Company.

     Gregory D. Closser has served as Vice President -- Core Business since March 1999. Prior to that, he was Vice President -- Flexible Interconnects since January 1996. From 1983 to 1989, he held the position of Quality Director. From 1989 to 1993, he was the General Manager of Interconnect Manufacturing. From 1993 to 1995 he was Vice President -- Interconnect Operations.

     Michele Edwards was named to the position of Vice President -- Supply Chain Operations in September 1997. She joined Sheldahl in 1989 as a Manufacturing Engineer in the Materials Business.

     James L. Havener joined the Company in January of 1998 as Vice President -- Micro Products. He was previously Business Manager, Strategic Planning and Advance Products Marketing for 3M Company's Electronic Products Division.

     John V. McManus joined the Company in 1972 and has served as Vice President -- Finance and Assistant Secretary since September 1991. From 1987 to 1991, he served as Corporate Controller. Mr. McManus has resigned from the Company effective February 25, 2000.

     Sidney J. Roberts joined the Company in 1973 and has held various positions with the Company, including Director of Manufacturing and Engineering -- Materials, Business Director -- Novaclad,Manager of Research and Development -- Materials and Interfacial Engineering, and Technical Director -- Materials. He was named to his present position, Vice President -- Research and Development, in November 1996.

     Gerald E. Magnuson has served as Secretary of the Company since 1962 and a director since 1975. Mr. Magnuson is a retired partner in the law firm of Lindquist & Vennum P.L.L.P., Minneapolis, Minnesota, and a director of PremiumWear, Inc., Research, Incorporated, and WSI Industries, Inc.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is listed on the Nasdaq National Market under the symbol "SHEL". The following table sets forth the high and low sales prices of the Common Stock for the period indicated, as reported on the Nasdaq National Market.

                                                         HIGH       LOW
                                                        ------    -------
FISCAL YEAR ENDED AUGUST 27, 1999:
First Quarter.......................................     8.500      4.563
Second Quarter......................................     8.063      5.063
Third Quarter.......................................     7.000      5.250
Fourth Quarter......................................     8.625      5.500
FISCAL YEAR ENDED AUGUST 28, 1998:
First Quarter.......................................    24.625     15.250
Second Quarter......................................    18.000    12.9375
Third Quarter.......................................    17.750      8.625
Fourth Quarter......................................    10.125     4.9375

     On November 26, 1999, the last reported sales price of the Common Stock was $4.438. As of this date, there were approximately 2,000 record holders of the Company's Common Stock and an estimated additional 3,000 shareholders who held beneficial interests in shares of Common Stock registered in nominee names of banks and brokerages houses.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein the "Management's Discussion and Analysis of Financial Condition and Results of Operations". The consolidated statements of operations data presented below as of and for the fiscal years ended August 29, 1997, August 28, 1998 and August 27, 1999 and the consolidated balance sheet data as of August 28, 1998 and August 27, 1999 have been derived from the Company's Consolidated Financial Statements included elsewhere in this report, which have been audited by Arthur Andersen LLP, independent public accountants. The statements of operations data set forth below for the years ended September 2, 1994 and September 1, 1995, and the balance sheet data set forth below at September 2, 1994, September 1, 1995, and August 30, 1996, are derived from audited financial statements not included herein.

                                                                    FISCAL YEARS ENDED
                                             ----------------------------------------------------------------
                                             SEPTEMBER 1,   AUGUST 30,   AUGUST 29,   AUGUST 28,   AUGUST 27,
                                                 1995          1996         1997         1998         1999
                                             ------------   ----------   ----------   ----------   ----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Operations Data:
  Net sales................................    $95,216       $114,120     $105,266     $117,045     $122,086
  Cost of sales............................     74,752         89,171       94,933      109,143      109,157
                                               -------       --------     --------     --------     --------
  Gross profit.............................     20,464         24,949       10,333        7,902       12,929
                                               -------       --------     --------     --------     --------
  Expenses:
     Sales and marketing...................      9,090          9,254        9,560        9,861        9,666
     General and administrative............      3,895          5,129        6,839        8,152        8,742
     Research and development..............      2,270          2,755        4,705        3,881        2,825
     Restructuring costs...................         --             --           --        8,500        3,050
     Impairment charges and other..........         --             --           --        3,300        7,635
     Interest..............................        875            539        1,298        2,547        2,499
                                               -------       --------     --------     --------     --------
       Total expenses......................     16,130         17,677       22,402       36,241       34,417
                                               -------       --------     --------     --------     --------
  Income (loss) before provision for income
     taxes and cumulative effect of change
     in method of accounting...............      4,334          7,272      (12,069)     (28,339)     (21,488)
  Provision (benefit) for income taxes.....      1,200          2,500       (4,100)       2,952           --
                                               -------       --------     --------     --------     --------
  Net income (loss) before cumulative
     effect of change in method of
     accounting............................      3,134          4,772       (7,969)     (31,291)     (21,488)
  Cumulative effect of change in method of
     accounting(4).........................         --             --           --       (5,206)          --
                                               -------       --------     --------     --------     --------
  Net income (loss) before convertible
     preferred stock dividends.............      3,134          4,772       (7,969)     (36,497)     (21,488)
  Convertible preferred stock dividends....         --             --           --         (689)      (2,080)
                                               -------       --------     --------     --------     --------
  Net income (loss) applicable to common
     shareholders..........................    $ 3,134       $  4,772     $ (7,969)    $(37,186)    $(23,568)
                                               =======       ========     ========     ========     ========
  Net income (loss) per
     common share -- basic.................    $  0.47       $   0.57     $  (0.89)    $  (3.97)    $  (2.15)
                                               =======       ========     ========     ========     ========
                    -- diluted.............    $  0.45       $   0.55     $  (0.89)    $  (3.97)    $  (2.15)
                                               =======       ========     ========     ========     ========
  Weighted average common shares
     outstanding -- basic..................      6,692          8,414        8,967        9,364       10,987
                                               =======       ========     ========     ========     ========

                 -- diluted................      6,925          8,686        8,967        9,364       10,987
                                               =======       ========     ========     ========     ========
Balance Sheet Data:
  Working capital, net.....................    $16,332       $ 22,051     $ 22,943     $  9,219     $ 16,356
  Total assets.............................     94,186        115,887      139,367      136,306      123,930
  Long-term debt, excluding current
     portion...............................     33,864         21,858       40,869       27,829       29,284
Total shareholders' investment.............     40,952         75,337       82,932       78,757       65,332
Supplemental Business Unit Data(1)--
Core Business Segment:
  Revenues.................................    $91,600       $113,955     $104,908     $116,002     $120,556
  Gross profit.............................     20,231         28,847       21,376       21,810       26,228
  Pretax operating income(3)...............      4,874         13,291        3,400        2,838        7,840
Micro Products Business Segment:
  Revenues.................................    $    --       $    165     $    358     $  1,043     $  1,530
  Gross loss(2)............................       (214)        (3,898)     (11,043)     (13,908)     (13,299)
  Pretax operating loss(3).................       (731)        (6,019)     (15,469)     (19,377)     (18,643)

---------------

(1) Does not include aviation components, a product line sold in 1995

(2) Net of ARPA funding in 1994, 1995 and 1996

(3) Fiscal 1999 and 1998 do not include restructuring costs or impairment charges

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

     The Company operates in two business segments identified as the Company's Core Business and Micro Products business. The Core Business segment consists of flexible laminates and derivative products, principally flexible interconnect circuits and assemblies. These products are targeted across all markets served by the Company with the automotive market generating 68% of fiscal 1999 sales for this segment. The Micro Products business segment is a developing business that targets the integrated circuit (IC) industry of the electronics market. The Company's ViaArray and ViaThin products are marketed and sold through this segment and are exclusively reflected in the Company's datacom market sales.

     The Company's manufacturing and assembly sites with their related assets are used to manufacture specific product offering of the Company regardless of business segment. For instance, the Longmont facility today contributes to the manufacture of all Novaclad-based products. These products, including NovaflexHD and VHD, are sold through the Core Business and ViaThin and ViaArray is sold through Micro Products.

BACKGROUND

     The Company's business strategy is focused to achieve leadership as a creator and distributor of flexible laminates and their derivative to the world market based on the Company's core materials technologies. Management believes that Sheldahl's leading technology products serve the electronic interface between the function of electronic-based products and their integrated circuit. The Company targets specific OEM in the datacom and automotive markets in the drive to create electronic based products that require increased functionality.

     The Company's strategy initially focused on the automotive electronics market and has achieved a substantial market position with sales of $82.1 million in fiscal 1999. In 1992 the Company patented its Novaclad high-performance adhesiveless flexible laminate targeted at the datacom market. The features of Novaclad allow circuitry designers to increase circuit density for integrated circuit (IC) packaging and other interconnect solutions. Over the past five years, the Company has introduced high performance products based on this proprietary thin film laminate technology: ViaArray and ViaThin(high-density substrates). ViaArray, a higher-value form of Novaclad, has predrilled small holes (vias) that allow printed circuit manufacturers to produce interconnects to meet the changing need of the market. The Company uses ViaArray to manufacture chip-carrier substrates (ViaThin) primarily for IC packages. These Novaclad-based products provide substantial benefits compared to traditional flexible circuits, including the capability for very fine circuit traces (down to 1 mil, or .001 inch) as well as greater heat tolerance and dissipation. The Company has designed these products to enable IC manufacturers to package future generations of ICs economically by attaching the silicon die to ViaThin or high-density substrates manufactured by other circuitry manufacturers using the Company's Novaclad or ViaArray products. As ICs are becoming increasingly powerful, they produce more heat and require a greater number of connections to attach the silicon die, placing substantially greater demands on IC packaging materials. These products support the industry's drive for increasing functional performance at a decreasing cost per function. Additionally, Novaclad is used to manufacture the Company's Novaflex VHD and Novaclad HD and product lines. The Novaclad-based family of products accounted for $41.2 million or 34% of the Company's net sales in fiscal 1999.

     Through August 27, 1999, the Company had invested approximately $69 million in an advanced new production facility in Longmont, Colorado to produce its Novaclad family of products in commercial volumes. Changes in the product characteristics of high density substrates relating to precious metal plating, solder mask overcoat and testing, plus the installation of assembly equipment not originally anticipated, significantly increased the original investment to bring the Longmont facility on line. Recent purchases of land and equipment needed to increase originally anticipated capacity also contributed to the total investment in the Longmont Facility. As of August 27, 1999, the net book value of the Longmont facility is approximately $38 million.

     The Company originally expected to commence production in the Longmont facility principally serving the Company's Micro Products business in April 1996. However, the realization of full volume production has been delayed, initially due to late deliveries of certain production equipment as a result of financial difficulties of a supplier, Micro Plating Systems, Inc., as well as a longer than anticipated installation period and more recently due to a far more rigorous and lengthy process qualification and product acceptance (validation) by the Company's customers and their customers. During the last eighteen months, the Company has identified additional equipment suppliers so that the design and delivery of future key production equipment can be improved. As of August 27, 1999, the Company is in production for ViaThin products for three OEM customers. Shipments of these low volume production orders are expected to lead to larger orders from these and other customers as the Company demonstrates consistent quality and on-time delivery. The adverse financial impact with respect to developing the Micro Products business has been and will continue to be significant. In 1999, the Micro Products business resulted in a pretax loss prior to restructuring costs and impairment charges of $18.6 million as compared with a $19.4 million and $15.5 million loss in 1998 and 1997, respectively. Such significant losses are expected to continue until efficient volume production and related sales revenue is achieved. As of August 27, 1999, the Longmont facility is operating at approximately 20% of stated overall production capacity with projected breakeven at 40% to 60% of factory utilization or approximately $24 million to $26 million of annual revenue of ViaThin and supporting production of Novaflex HD and VHD products. Breakeven volume at Longmont is not expected until the fourth quarter of fiscal 2000 at the earliest. During this lengthy qualification period, the Company has been working with leading customers, including five original equipment manufacturers and seven package assemblers in the design, manufacture, assembly and qualification of both ball-grid array and chip scale packages. The Company believes that the market drive for increased electronic interconnections will continue and Sheldahl's product offering and production capacity is well positioned to grow with this market.

RECENT DEVELOPMENTS

     SECURED REAL ESTATE MORTGAGE REFINANCED. On November 16, 1999, the Company refinanced its outstanding secured real estate loan with an insurance company. The new $4.3 million, ten-year secured real estate mortgage carries an interest rate of 8.53% and requires the Company to meet certain performance and reporting covenants, including maintaining a certain debt service coverage ratio. Annual principal payments and interest under the new secured loan will be $417,000 versus $1.3 million on the existing loan. Concurrent with the closing of this refinancing, the Company fully satisfied the $3.6 million secured real estate loan plus accrued and unpaid interest that was outstanding to the insurance company. The net effect of this refinancing enhanced short-term liquidity by $0.7 million by reducing fiscal 2000 debt payments by approximately $0.5 million and interest payments by approximately $0.2 million.

     SPECIAL COMMITTEE OF BOARD APPOINTED. On October 21, 1999, the Board of Directors of the Company established a Special Committee consisting of Kenneth
J. Roering (Chairman), Dennis M. Mathisen and Gerald E. Magnuson to assist management and the Company's financial advisors in evaluating strategic alternatives available to the Company. This action was precipitated by the Company's financial performance and the current level of liquidity (see Financial Conditions and Capital Reserves). Mr. Mathisen has resigned from the Board of Directors. Messrs. Roering and Magnuson are currently directors of the Company.

     BANK AGREEMENT WAIVER. The Company's 1998 three-year credit agreement with a group of lenders lead by Norwest Bank, N.A., as agent, consists of a working capital revolver of $25 million based on levels of working capital and a term facility of $16 million based on the Company's fixed assets. As of August 27, 1999, the amount available to borrow on the revolver was $6.6 million based on a $18.3 million borrowing base on the revolver. The term facility of $16 million has an outstanding balance as of the end of the fiscal year of $14.4 million with monthly repayments of $205,000 through May 2001. On November 8, 1999, the Company's borrowing available under the working capital portion of its 1998 credit facility was reduced. This change was initiated by the Company's lenders in conjunction with a waiver issued by the lenders related to the Company's failure to achieve certain financial ratios and the Company's current level of borrowing under the working capital revolver related to its events of non-compliance. Under the $25 million working capital revolver, the Company has the ability to borrow based on the levels of accounts receivable and inventory, which establishes a borrowing base. As of November 26, 1999, the Company's borrowing base was $24.5 million. This action by the lenders reduced the borrowing base by $2.5 million to $22.0 million. Actual borrowing under this working capital revolver as of November 26, 1999 was $14.4 million and the amount available to borrow was $7.6 million (see Capital Reserves). The applicable interest rate on the loan effective October 1, 1999 and August 27, 1999 was 10.25% and 8.25%, respectively. In addition, in December 1999, the Company received a waiver from its lenders relating to the qualified opinion of Arthur Andersen LLP, the Company's independent public accountants.

RESULTS OF OPERATIONS

     Fiscal 1999 was a challenging and difficult year for the Company. The Company's Core Business underwent significant change as it realized the full impact of the downsizing initiated in February 1998 with the establishment of subcontracting assembly operations in Mexico, Canada and the Philippines while at the same time putting in place a new planning and operating system (Oracle). The system upgrades were necessary to provide improved functionality and efficiency while in part providing a Y2K solution for the Company's computer based business system. The Company's Longmont facility achieved a successful product ramp up of the Company's Novaflex VHD product resulting in $5.6 million of sales growth in fiscal 1999 reflected in the Core Business. The Company's Micro Products segment continued to develop a market position for ViaThin building a production backlog of over $1.0 million as of the end of the fiscal year, with production orders from Vitesse, Texas Instruments and Altera and prototype orders from other targeted OEM and assemblers.

     In February 1999, the Company recorded a charge of $3.1 million for separation costs incurred in reducing its salaried work force. This charge was increased by $0.5 million in August 1999. The restructuring costs provide for approximately $2.0 million for severance and early retirement salary costs and approximately $1.6 million for medical, dental and other benefits being provided to the affected individuals. Approximately 46 people were affected by this action. The fiscal 1999 restructuring costs are in addition to the $8.5 million of similar costs charged to operations in fiscal 1998. As of August 27, 1999, approximately $.4 million has been charged to the aforementioned restructuring reserve and by November 1, 1999, 42 employees had terminated employment with the Company.

     In August 1999 and May 1998, non-cash impairment charges of $7.6 million and $3.3 million were recorded against the Company's statement of operations. These charges relate to equipment located principally at the Company's Longmont, Colorado facility and certain computer software which, based upon analysis by management and anticipated production processes, is not expected to contribute to the Company's future cash flows.

     The following table shows the percentage of net sales represented by certain line items from the Company's consolidated statements of operations excluding the aforementioned restructuring asset impairment, cumulative effect of change in method of accounting and provision of a deferred tax valuation allowance for the periods indicated:

                                                    FISCAL YEARS ENDED
                                          --------------------------------------
                                          AUGUST 27,    AUGUST 28,    AUGUST 29,
                                             1999          1998          1997
                                          ----------    ----------    ----------
Net sales.............................      100.0%        100.0%        100.0%
Cost of sales.........................       89.4%         93.2%         90.2%
Gross profit..........................       10.6%          6.8%          9.8%
Expenses:
  Sales and marketing.................        7.9%          8.4%          9.1%
  General and administrative..........        7.2%          7.0%          6.5%
  Research and development............        2.3%          3.3%          4.5%
  Interest............................        2.0%          2.2%          1.2%
                                            ------        ------        ------
     Total expenses...................       19.4%         20.9%         21.3%
                                            ------        ------        ------
Loss before income taxes,
  restructuring costs, impairment
  charges, and cumulative effect of
  change in method of accounting......       (8.8%)       (14.1%)       (11.5%)
                                            ======        ======        ======

     For fiscal 1999, the Company's Core Business sales increased $4.6 million, or 3.9%, over the prior year due to growth in sales of the Company's Novaflex HD and VHD product lines which accounted for $39.3 million or one-third of the Core Business sales compared to $23.5 million and $13 million in fiscal years 1998 and 1997, respectively. Novaflex VHD sales of $5.6 million in fiscal 1999 were exclusively for datacom market applications serving the high-end disc drive market segment while $33.7 million of Novaflex HD sales in fiscal 1999 reflected increased growth in the automotive engine control market segment and initial penetration in datacom applications for laptop and notebook computers. The sales gains in the Novaflex family of products were offset by sales declines of $12.1 million in standard Flexbase products. Laminate materials sales increased $0.9 million to $29.1 million compared to $28.2 million and $27.9 million for the fiscal years 1998 and 1997, respectively.

     The table below shows, for the period indicated, the Company's sales by business unit (in thousands):

                                AUGUST 27, 1999       AUGUST 28, 1998       AUGUST 29, 1997
                               ------------------    ------------------    ------------------
                                AMOUNT       %        AMOUNT       %        AMOUNT       %
                               --------    ------    --------    ------    --------    ------
Core Business..............    $120,556     98.7%    $116,002     99.1%    $104,908     99.7%
Micro Products.............       1,530      1.3%       1,043       .9%         358       .3%
                               --------    ------    --------    ------    --------    ------
Net sales..................    $122,086    100.0%    $117,045    100.0%    $105,266    100.0%
                               ========    ======    ========    ======    ========    ======

     The table below shows, for the periods indicated, the Company's sales to various markets (in thousands):

                                AUGUST 27, 1999       AUGUST 28, 1998       AUGUST 29, 1997
                               ------------------    ------------------    ------------------
                                AMOUNT       %        AMOUNT       %        AMOUNT       %
                               --------    ------    --------    ------    --------    ------
Automotive.................    $ 82,119     67.3%    $ 80,365     68.7%    $ 71,026     67.5%
Datacom....................      20,521     16.8%      15,463     13.2%      12,529     11.9%
Aerospace/Defense..........       8,441      6.9%      10,030      8.5%       9,201      8.7%
Industrial.................       7,098      5.8%       7,451      6.4%       8,046      7.6%
Consumer...................       3,907      3.2%       3,736      3.2%       4,464      4.3%
                               --------    ------    --------    ------    --------    ------
Net sales..................    $122,086    100.0%    $117,045    100.0%    $105,266    100.0%
                               ========    ======    ========    ======    ========    ======

     Micro Products sales increased to $1.5 million in fiscal 1999 with 45% of sales revenue being shipped in the Company's fourth quarter compared to $1.0 million in fiscal 1998. Micro Products is in volume production with three customers. All of Micro Products sales are reflected in the datacom market and represent ViaThin product sales for IC packages used in application specific integrated circuits (ASIC).

     COST OF SALES/GROSS PROFIT. During fiscal 1999, gross profit increased $5.0 million reflecting the impact of $5.0 million increase in sales revenue and lower variable cost per each dollar of sales when compared to fiscal 1998. Total gross profit as a percent to sales increased to 10.6% in fiscal 1999 compared to 6.8% and 9.8% in fiscal years 1998 and 1997, respectively. Core Business gross profit increased by $4.4 million to $26.2 million, or 21.5% of sales, compared to 18.8% and 20.4% in fiscal years 1998 and 1997, respectively. Improvement in product mix and lower payroll expense were offset by higher freight and related costs.

     The Micro Products fiscal 1999 gross profit improved marginally to a negative $13.3 million versus $13.9 million in fiscal 1998. Added sales revenue of $0.5 million, which absorbed an increased share of fixed operating expenses of the Company's Longmont facility improved gross profit. Gross profit in fiscal 1997 was a negative $11.0 million reflecting less fixed costs in support of the Micro Products segment.

     During fiscal 1998, the Company's gross profit declined $2.4 million, or 23%, from $10.3 million in fiscal 1997 to $7.9 million in fiscal 1998. Although sales increased $11 million, gross margin for the Company's Core Business increased only $426,000, impacted by product mix and higher factory expenses. Higher factory costs were incurred in expectation of significant additional business. This additional expected business did not materialize when Compaq Computer acquired Digital Equipment and the Company's order was placed on hold. Offsetting these gains in gross margin was a $2.9 million increase in Longmont's factory expenses essentially in support of the Company's Micro Product business. Depreciation and other fixed costs accounted for this increase.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased $195,000, or 2%, in fiscal 1999 after an increase of $301,000, or 3%, in fiscal 1998. The Core Business sales and marketing expense was $8.0 million, $8.1 million and $8.5 million in fiscal years 1999, 1998 and 1997, respectively, while Micro Products sales and marketing expenses were $1.7 million, $1.8 million and $1.1 million for the same respective periods. As a percentage of total Company net sales, sales and marketing expenses were 8% in fiscal 1999, 8% in fiscal 1998, and 9% in fiscal 1997. Fiscal 1999 reductions in sales and marketing expense reflected lower spending levels for travel and promotional related activities. Staffing increases for the Micro Products business, as well as professional fees and travel costs associated with the Company's foreign marketing efforts and the establishment of a Hong Kong branch, account for the 1998 increase in expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES. Gross general and administrative expenses increased $590,000, or 7%, to $8.7 million in fiscal 1999 and $1.3 million, or 19%, to $8.2 million in fiscal 1998. The Company's general and administrative expenses increased in fiscal 1999 reflecting an additional $1.2 million depreciation expense on the Company's new Enterprise Resource Planning
(ERP) system. The Company committed significant resources to completely renew its information technology systems, converting from mainframe technologies to open-architecture client/server technologies. This strategic change is being driven by anticipated gains from information technology improvements needed to manage the Company's expected sales growth and, secondarily, to address Y2K compliance issues, decrease salary labor costs and other administrative expenses. In 1998, the increase in general and administrative expenses was due to depreciation and maintenance expense of the computer network systems and infrastructure to support the ERP system.

     The Company's general and administrative expenses are allocated to the business segments based on a combination of assets and personnel employed. Core Business general and administrative expenses were $6.5 million, $6.2 million and $5.4 million for fiscal years 1999, 1998 and 1997, respectively, while Micro Products general and administrative expenses were $2.2 million, $2.0 million and $1.4 million for the same respective periods.

     RESEARCH AND DEVELOPMENT EXPENSES. Gross research and development expenses declined $883,000, or 21%, in fiscal 1999 to $3.2 million. Direct external funding applied to research and development expenses were $400,000, $227,000 and $500,000 in fiscal years 1999, 1998, and 1997. This resulted in net research and development expenses of $2.8 million, $3.9 million, and $4.7 million in fiscal years 1999, 1998, and 1997, respectively.

     The table below shows, for the periods indicated, the Company's research and development expenses (in thousands):

                                                    FISCAL YEARS ENDED
                                          --------------------------------------
                                          AUGUST 27,    AUGUST 28,    AUGUST 29,
                                             1999          1998          1997
                                          ----------    ----------    ----------
Gross expense.........................      $3,225        $4,108        $5,214
External funding......................        (400)         (227)         (509)
                                            ------        ------        ------
Net expense...........................      $2,825        $3,881        $4,705
                                            ======        ======        ======
Percent of sales......................        2.3%          3.3%          4.5%

     Fiscal 1999's decline in research and development expense directly relates to the shift of technical talent to support production efforts and attrition connected with fiscal 1998 early retirement program. Further, expenses associated with travel and material were also reduced. The external funding of the research and development efforts in fiscal 1999 were related to product and process development for circuitry targeted for the Company's joint venture (Origin) with Molex Incorporated. No ARPA related expense or funding was incurred or received in fiscal 1999 as consortium objectives were completed in fiscal 1998.

     Fiscal 1998's decline in research and development expense was due to completing the Company's research effort in support of the Company's ViaArray and ViaThin products. The 1997 increase in gross research and development expenses was due to additional staffing, material testing, travel, and consulting and professional costs supporting the start-up of the Company's Micro Products business and related ARPA consortium milestones.

     Net research and development expenses which is essentially directly incurred to support each business were $1.8 million, $3.6 million and $3.8 million for the Core Business in fiscal years 1999, 1998 and 1997 respectively, and $1.0 million, $0.3 million and $0.9 million for Micro Products for the same respective periods.

     INTEREST EXPENSE. Gross interest expense decreased to $3.5 million in fiscal 1999 from $4.5 million in fiscal 1998 and increased from $3.0 million in fiscal 1997, as the Company reduced borrowing through the addition of new capital and reduced capital expenditures while funding operating losses. Capitalized interest decreased to $1.0 million in fiscal 1999 from $1.9 million in fiscal 1998 and $1.7 million in fiscal 1997. The Company anticipates lower capitalized interest in fiscal 2000 as it completes current capital programs and manages overall capital spending to a level consistent with fiscal 1999.

     The following shows a breakdown of interest expense for the fiscal years indicated (in thousands):

                                                    FISCAL YEARS ENDED
                                          --------------------------------------
                                          AUGUST 27,    AUGUST 28,    AUGUST 29,
                                             1999          1998          1997
                                          ----------    ----------    ----------
Gross interest........................     $ 3,489       $ 4,450       $ 3,033
Capitalized interest..................        (990)       (1,903)       (1,735)
Investment income.....................          --            --            --
                                           -------       -------       -------
Net expense...........................     $ 2,499       $ 2,547       $ 1,298
                                           =======       =======       =======
Percent of sales......................        2.0%          2.2%          1.2%

     RESTRUCTURING COSTS. In February 1999, the Company recorded a charge of $3.1 million for separation costs incurred in reducing its salaried work force. This charge was increased by $0.5 million in August 1999. The restructuring costs provide for approximately $2.0 million for severance and early retirement salary costs and approximately $1.6 million for medical, dental and other benefits being provided to the affected individuals. Approximately 46 people were affected by this action. The fiscal 1999 restructuring costs are in addition to the $8.5 million of similar costs charged to operations in fiscal 1998. As of August 27, 1999, approximately $.4 million has been charged to the aforementioned restructuring reserve and by November 1, 1999, 42 employees had terminated employment with the Company.

     In February 1998, a restructuring charge of $4.0 million was recorded related to the culmination of the Company's business re-engineering initiative that began two years ago. Due to significant productivity benefits resulting from the initiative, the Company is reducing the size of its salaried workforce. The resulting workforce reduction involves layoffs, early retirement offerings, reassignments and reclassifications of positions. The restructuring costs provide for approximately $2.5 million for severance and early retirement salary costs, approximately $1.3 million for medical, dental and other benefits being provided to the affected individuals, and approximately $0.2 million for outplacement and other costs. Approximately 73 jobs were affected by this action.

     In May 1998, an additional restructuring charge of $4.5 million was recorded and subsequently reduced by $0.5 million in May 1999. This restructuring charge relates to the closing of the Company's Aberdeen, South Dakota assembly facility and reducing its Northfield production workforce. The restructuring costs provide for approximately $1.4 million for severance costs, approximately $0.4 million for medical, dental and other benefits being provided to the affected individuals and approximately $2.2 million for equipment disposal, losses related to the closure of the Aberdeen facility, outplacement and other costs. Approximately 196 jobs were affected by this action.

     Both 1998 aforementioned restructuring charges were related to the Company's efforts to decrease cost and increase throughput. As of August 27, 1999, approximately $5.4 million had been charged to the Company's restructuring reserves and by November 1999, 269 employees had terminated employment with the Company related to the fiscal 1998 restructuring actions.

     IMPAIRMENT CHARGES. In August 1999 and May 1998, non-cash impairment charges of $7.6 million and $3.3 million were recorded against the Company's statement of operations. These charges relate to equipment located principally at the Company's Longmont, Colorado facility and certain computer software which, based upon analysis by management and anticipated production processes, is not expected to contribute to the Company's future cash flows.

     INCOME TAXES. In May 1998, based upon restructuring charges, write-offs and continued losses at the Company's Longmont, Colorado facility, management provided a valuation allowance for its net deferred tax assets. This resulted in a $3.0 million charge to income during fiscal 1998. Since that time, the Company has not and will not reflect in immediate future periods any tax provision or benefit until such net deferred tax assets are offset by reported pretax profits or that the degree of certainty increases as to the future profit performance of the Company to allow for the reversal of the valuation allowance.

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

     FINANCIAL CONDITION. On November 16, 1999, the Company refinanced its outstanding secured real estate loan with an insurance company. The new $4.3 million, ten-year secured real estate mortgage carries an interest rate of 8.53% and requires the Company to meet certain performance and reporting covenants. Annual principal payments and interest under the new secured loan will be $417,000 versus $1.3 million on the existing loan. Concurrent with the closing of this refinancing, the Company fully satisfied the $3.6 million secured real estate loan plus accrued and unpaid interest that was outstanding to the insurance company. The net effect of this refinancing enhanced short-term liquidity by $0.7 million by reducing fiscal 2000 debt payments by approximately $0.5 million and interest payments by approximately $0.2 million.

     The Company's 1998 three-year credit agreement with a group of lenders lead by Norwest Bank, N.A., as agent, consists of a working capital revolver of $25 million based on levels of working capital and a term facility of $16 million based on the Company's fixed assets. As of August 27, 1999, the amount available to borrow on the revolver was approximately $6.6 million based on a $18.3 million borrowing base on the revolver. The term facility of $16 million has an outstanding balance as of the end of the fiscal year of $14.4 million with monthly repayments of $205,000 through May 2001. On November 12, 1999, the Company's borrowing available under the working capital portion of its 1998 credit facility was reduced. This change was initiated by the Company's lenders in conjunction with a waiver issued by the lenders related to the Company's failure to achieve certain financial ratios and the Company's current level of borrowing under the working capital revolver related to its events of non-compliance. Under the $25 million working capital revolver, the Company has the ability to borrow based on the levels of accounts receivable and inventory, which establishes a borrowing base. As of November 26, 1999, the Company's borrowing base would have been $24.5 million but due to a $2.5 million reduction by its lenders was only $22.0 million. Actual borrowing under this working capital revolver was $14.4 million as of November 26, 1999 and the amount available to borrow was $7.6 million (see Capital Reserves). The applicable interest rate on the loan effective October 1, 1999 and August 27, 1999 was 10.25% and 8.25%, respectively.

     During late February and early March of fiscal 1999, the Company issued $8.5 million of Series E Preferred Stock in a private placement. This new equity, with the agreement of the Company's lenders, satisfied the then existing covenant, which required the Company to raise additional equity capital during fiscal 1999. These equity proceeds were used to reduce current borrowing levels providing needed liquidity.

     On August 29, 1997, the Company issued to a group of investors (the "Investors") 15,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") resulting in gross proceeds to the Company of $15,000,000. The Board of Directors authorized the sale of the Series B Preferred Stock in order to raise proceeds, which were applied principally towards the development of the Longmont Facility for the Company's Micro Products Business. The Series B Preferred Stock may be converted into shares of common stock from time to time at a conversion price equal to the lesser of (i) 110% of the average closing bid price for the five consecutive trading days immediately preceding August 29, 1997 (which was $25.34) and (ii) 101% of the average of the lowest closing bid prices for five consecutive trading days during the 30 consecutive trading days immediately preceding the date of conversion of the Series B Preferred Stock. In addition, the shares of Series B Preferred Stock accrue dividends at an annual rate of 5% which, at the Company's option, may be paid either in cash or in shares of common stock. As part of the investment, the investors also agreed to purchase shares of the Company's Series C Preferred Stock at an aggregate price of $15,000,000 such purchase to be made at the Company's option, provided the Company's stock traded above $12.00 per share through August 28, 1998. This option has expired without any shares of Series C Preferred Stock being purchased. Copies of the relevant documents for the sale of the Series B Preferred Stock were filed as exhibits to the Company's Report on Form 8-K on September 10, 1997.

     During February 1998, the Investors collectively converted 7,350 shares of Series B Preferred Stock into 575,149 shares of Common Stock, including dividends payable in Common Stock. These conversions left 1,230,186 shares of Common Stock available for future conversions of the remaining 7,650 shares of the Series B Preferred Stock in compliance with Nasdaq rules. During September and October 1998, the Company received additional notices from all four of the remaining Investors requesting conversion of 6,114 shares of the Series B Preferred Stock in the aggregate. Because of substantial declines in the market price of the Company's Common Stock, the applicable conversion price for such conversions was reduced to approximately $4.91. Pursuant to the terms of the Certificate described above, in order to determine whether it could satisfy the conversions, the Company was required to calculate how many shares were issuable upon conversion at the $4.91 conversion price of all of the remaining 7,650 shares of the Series B Preferred Stock, not just of the 6,114 shares for which it received conversion notices. This calculation showed that the Company would need to issue to the Investors 1,642,063 additional shares in the aggregate to cover the remaining Series B conversions, including dividends payable in Common Stock, which would exceed the 1,230,186 shares available. Because of the limits of Nasdaq rules, the Company issued to the Investors only a portion of the shares for which they requested conversion. Three of the four investors requested that, and the Company did seek and obtain shareholder approval at its annual meeting on January 13, 1999 to issue the additional shares issuable from their conversion notices as well as for future conversions. The fourth Investor decided on October 20, 1998 to force the Company to redeem its 623 in convertible shares of the Series B Preferred Stock resulting in a cash payment by the Company to such Investor of $836,997 on October 29, 1998.

     CAPITAL RESERVES. Since fiscal 1995, the Company has invested significantly in new plant and equipment providing manufacturing capacity to deliver its patented Novaclad(R)-based line of products to both existing and new customers. This included building and equipping a facility in Longmont, Colorado, to manufacture substrates for integrated circuit (IC) packages. This capital expenditure was funded by a series of equity offerings commencing in June 1994 through March 1999, raising $100.5 million. The longer than expected period of time to achieve full product and market acceptance has resulted in greater losses generated from an under-utilized manufacturing facility and its supporting workforce. At the Longmont facility, the Company manufactures ViaArray(R) and ViaThin(R) -- both Novaclad-based substrates for IC packages, plus the Company's Novaflex(R) VHD product targeted at the high-end disc drive market. Sheldahl received its initial volume order for the VHD product line in October 1998. The Company's fiscal 1999 sales volume from Novaflex VHD was $5.6 million. Additionally, the base material for the Company's Novaflex HD is also produced in the Longmont facility. For all of fiscal 1999, $41.2 million of Novaclad based product was produced all or in part at the Longmont facility.

     As of the end of fiscal 1999, the Longmont facility was operating at approximately 20% of stated production capacity with projected breakeven at 40% -60% of factory utilization or approximately $24 - $26 million of annual revenue of ViaThin and ViaArray products plus related volume of the Novaflex HD and VHD product lines. Breakeven volume at the Longmont facility is not expected until fiscal 2000 at the earliest. Overall, the Longmont manufacturing operation is estimated to have between a $2.5 million to $3.0 million negative impact on operating cash flow in fiscal 2000.

     During the three-year period ended August 27, 1999, the Company incurred, principally at its Micro Products operations, cumulative net losses totaling approximately $68.7 million, including restructuring and other charges of $27.7 million. During this three-year period, the Company used cash of approximately $59.5 million supporting capital expenditures and approximately $6.8 million for net operating activities. The Company has financed these transactions principally through equity and debt financing.

     Cash requirements to fund restructuring charges taken during fiscal 1999 and 1998 are expected to be approximately $2.7 million in fiscal 2000 compared to $5.0 million in fiscal 1999. Fiscal 2000 capital expenditures for the Company are planned at approximately $7.0 million, compared with $5.5 million in fiscal 1999. Debt repayments for fiscal 2000, including refinancing of the Longmont facility, will be $3.8 million including $2.5 million on the bank term facility and $1.0 million for various capital lease payments.

     The impact of anticipated fiscal 2000 operating losses, tighter borrowing levels pursuant to its amended debt agreements and the uncertainty of the timing of sales growth from the Company's Micro Products business places significant pressure on the cash reserves of the Company. Cash flow projections based on the Company's operating plan for fiscal 2000 reflect an increased level of cash flow from operations during the first half of the year with increasing demand for cash later in the fiscal year as working capital expands to support projected sales growth. The Company believes this growth in working capital can be supported under its current credit agreement, although there will be intervals of time where borrowing capacity under its debt agreements will be severely reduced. The inability of the Company to i) obtain sufficient, substantial production orders and sales for Micro Product's ViaThin in the range of $10 to $12 million; ii) improve operating results in Micro Products for fiscal 2000;
iii) achieve operating performance from the Company's Core Business at or above fiscal 1999 levels; iv) achieve other cost or productivity improvements included in the Company's fiscal 2000 budget and v) maintain adequate liquidity to fund normal operations would result in the Company being out of compliance with certain of its debt covenants thereby allowing the Company's lenders to require full repayment of the outstanding borrowings under the Company's credit agreement and/or leave the Company in a cash reserve position that would require additional capital to fund operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has and will continue to implement operational measures designed to assist the Company in achieving its fiscal 2000 budget and cash flow objectives. Should any of the matters discussed above ultimately occur, management believes the Company could obtain the necessary additional new capital, including the issuance of additional new debt or additional new equity financing to fund operations. However, there can be no assurance that the Company will be successful in achieving its projected operating results for fiscal 2000, in meeting its quarterly debt covenants during fiscal 2000 or in its attempt to issue additional debt or to raise additional capital on terms acceptable to the Company.

     Net working capital increased to $16.9 million in 1999 from $9.2 million in 1998. An increase in the Company's accounts receivable and inventory of $7.4 million reflect greater sales growth in the fourth quarter of fiscal 1999 over the same period last year.

     FOREIGN CURRENCY RISK. In fiscal 1999, the Company's exposure to foreign currency risk declined as two large programs were converted to the United States Dollar. The Company maintains a limited exposure to foreign currency risk with smaller programs contracted in British Sterling, German Marks and French Francs. These contracts and the exchange rate are reviewed periodically. As of August 27, 1999, the Company has no material contracts in any currency not mentioned above.

     On January 1, 1999, the Euro, the new European currency, initiated internal commercial use. As of August 27, 1999, none of the Company's sales order or purchase orders are priced in Euro. However, in order to remain competitive, the Company anticipates pricing certain contracts in Euro and has systems in place to support such contracts by converting foreign currency transactions to six decimal places. When warranted by the size of foreign currency contracts, the Company will use a variety of hedging techniques, including financial derivatives, to prudently reduce, but not eliminate, its exposure to foreign currency fluctuations.

     NEW ACCOUNTING PRONOUNCEMENTS. Effective in the year ended August 27, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position.

     Effective January 1, 1998, the Company adopted SFAS No. 132, "Employers' disclosures about Pensions and Other Post-retirement Benefits." The statement supersedes the disclosure requirements in SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions." The overall objective of SFAS No. 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS No. 132 did not affect results of operations or financial position, but did affect the disclosures for pensions and other post-retirement benefits.

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

     YEAR 2000 DISCLOSURE. The Year 2000 presents potential concerns for business and consumer computing. In addition to the well-known calculation problems with the use of 2-digit date formats as the year changes from 1999 to 2000, the Year 2000 is a special case leap year and in many organizations using older technology, dates were used for special programmatic functions. The problem exists for many kinds of software and hardware, including mainframes, mini computers, PCs, and embedded systems. The consequences of this issue may include systems failures and business process interruption.

     At the end of fiscal 1999, all of the Company's critical and priority manufacturing and non-manufacturing systems were determined to be already year 2000 capable, or necessary remediation (replacements, changes, upgrades or workarounds) had been determined and unit testing and deployment had been completed. The Company continues to work on internal systems that were not categorized as critical or priority, and expects to have work on these systems substantially completed by the end of calendar 2000.

     The Company has also been actively working with suppliers of products and services to determine the extent to which the suppliers' operations and the products and services they provide are year 2000 capable, and to monitor their progress toward year 2000 capability. The Company has made inquiries of its major suppliers and has received responses to its inquiries from 100% of critical suppliers. Follow-up activities seek to determine whether the supplier is taking all appropriate steps to fix year 2000 problems and to be prepared to continue functioning effectively as a supplier in accordance with the Company's standards and requirements. As discussed below, contingency plans are being developed to address issues related to suppliers that are not considered to be making sufficient progress in becoming year 2000 capable.

     As discussed below, the Company has developed contingency plans to address possible changes in customer order patterns due to year 2000 issues. As with the Company's suppliers, the readiness of customers, and their suppliers, to deal with year 2000 issues may affect their operations and their ability to order and pay for products. The Company has surveyed its major direct customers about their year 2000 readiness in critical areas of their operations. The results identified certain key areas to be addressed by the customers, primarily related to supplier readiness, including external infrastructure providers, and contingency planning. The Company has also been communicating information about its own readiness to customers. Communications with customers for the remainder of 1999 will be primarily aimed at focusing customer attention on contingency planning.

     The Company believes that its most reasonably likely worst-case year 2000 scenarios would relate to problems with the systems of third parties rather than with the Company's internal systems or its products. Because the Company has less control over assessing and remediating the year 2000 problems of third parties, the Company believes the risks are greatest with infrastructure (e.g., electricity supply and water and sewer service), telecommunications, transportation supply channels and critical suppliers of materials and services.

     The Company's operations are conducted in a network of domestic and foreign facilities. Each location relies on local private and governmental suppliers for electricity, water, sewer and other needed supplies. Failure of an electricity grid or an uneven supply of power, for example, would be a worst-case scenario that would completely shut down the affected facilities. Electrical failure could also shut down airports and other transportation facilities.

     Although most sites have some back-up electrical power, the Company does not generally maintain its own facilities that would generate sufficient electrical or water supply for full operations. A worst-case scenario involving a critical supplier of materials would be the partial or complete shutdown of the supplier and its resulting inability to provide critical supplies to the Company on a timely basis. The Company does not maintain the capability to replace most third-party supplies with internal production. Where efforts to work with critical suppliers to ensure year 2000 capability have not been successful, contingency planning includes provisions for extra raw materials above that needed for normal operations, staffing the plants with critical personnel on January 1st, scheduling the New Year's holiday to provide extra time for recovery in the event it is needed, and duplication of production capability at its various facilities. These contingency plans apply to all Company facilities as appropriate. Because of the Company's internal Year 2000 program, the Company does not believe there is a significant risk of disruption of operations due to malfunction of its internal systems or equipment.

     The Company is not in a position to identify or to avoid all possible scenarios; however, the Company is currently assessing scenarios and taking steps to mitigate the impacts of various scenarios if they were to occur. Preliminary contingency plans for critical business operations were in place by the end of August 1999. It is expected that these plans will be expanded and refined as the Company learns more about the preparations and vulnerabilities of third parties regarding year 2000 issues. Due to the large number of variables involved, the Company cannot provide an estimate of the damage it might suffer if any of these scenarios, or a combination of scenarios, were to occur.

     The Company's year 2000 efforts have been undertaken largely with its existing personnel. In some instances, consultants have been engaged to provide specific assessment, remediation or other services. Activities with suppliers and customers have also involved their staffs and consultants. The Company engaged a third-party firm to assist with planning and taking the inventory of internal systems, and engaged another firm to perform an assessment of the overall scope and schedule of the Company's year 2000 efforts.

     The Company currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will be approximately $100,000. This amount has been expensed as incurred. No significant internal systems projects are being deferred due to the year 2000 program efforts. In some instances, the installation schedule of new software and hardware in the normal course of business was accelerated to also afford a solution to year 2000 capability issues. In addition, the estimated cost does not include any potential costs related to customer or other claims, or potential amounts related to executing contingency plans, such as costs incurred as a result of an infrastructure or supplier failure. All expected costs are based on the current assessment of the programs and are subject to change as the programs progress.

     Based on currently available information, management does not believe that the year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's financial condition or overall trends in results of operations; however, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure year 2000 capability by a supplier, customer or another party would not have a material adverse effect on the Company's financial condition or overall trends in results of operations through business interruption or shutdown, financial loss, reputational damage and legal liability to third parties.

CAUTIONARY STATEMENT

     Statements included in this management's discussion and analysis of financial condition and results of operations, in the letter to shareholders, elsewhere in this Form 10-K, in the Company's annual report, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and oral statements made with the approval of an authorized executive officer that are not historical, or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain risks and uncertainties could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual financial performance and cause it to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to begin full volume production at its Micro Products facility is dependent upon final qualification by the Company's customers and, in some cases, their customers, of ViaThin as well as the ability of its production equipment to produce sufficient quantities of product at acceptable quality levels; (ii) delays in achieving full volume production at the Micro Products facility will continue to have a material adverse impact on the Company's results of operations and liquidity position; (iii) a general downturn in the automotive market, the Company's principal market, could have a material adverse effect on the demand for the electronic components supplied by the Company to its customers; (iv) the company's ability to continue to make significant capital expenditures for equipment, expansion of operations, and research and development is dependent upon funds generated from operations and the availability of capital from other sources; (v) the extremely competitive conditions that currently exist in the automotive and datacommunications markets are expected to continue, including development of new technologies, the introduction of new products, and the reduction of prices; (vi) the Company fails to achieve levels of sales growth and operational performance that sustains sufficient cash flow to operate the business and satisfy existing covenants with the Company's lenders; and (vii) interruptions in the Company's operations or those of any of its suppliers or major customers as such may be caused by problems arising from the Year 2000. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect the events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's Credit and Security Agreement described in Footnote 3 to the financial statements as well as in the Management Discussion and Analysis carries interest rate risk. Amounts borrowed under this Agreement are subject to interest charges at a rate equal to the lender's prime rate plus 2%, which as of October 1, 1999 was now 10 1/2%. Should the lenders base rate change, the Company's interest expense will increase or decrease accordingly. As of August 27, 1999, the Company had borrowed approximately $26.1 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost the Company $261,000 in additional gross interest cost on an annual basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements are listed under Item 14 of this report. Unaudited quarterly financial data for fiscal 1999 and 1998 is set forth in Note 11 to the Consolidated Financial Statements included with this report (see Note 15).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     None

                                    PART III

     Pursuant to General Instruction G(3) Registrant omits Part III, Items 10 (Directors and Executive Officers of Registrant), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management) and 13 (Certain Relationships and Related Transactions), except that portion of Item 10 relating to Executive Officers of the Registrant, which is set forth in Part I of this report as a definitive proxy statement will be filed with the Commission pursuant to Regulation 14(a) within 120 days after August 27, 1999, and such information required by such items is incorporated herein by reference from the proxy statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of the report:

                                                                          FORM 10-K
                                                                        PAGE REFERENCE
                                                                        --------------
1.         Consolidated Financial Statements
           Index to Consolidated Financial Statements..................      F-1
           Report of Independent Public Accountants....................      F-2
           Consolidated Balance Sheets as of August 27, 1999 and August
           28, 1998....................................................      F-3
           Consolidated Statements of Operations for the Fiscal Years
           Ended August 27, 1999, August 28, 1998 and August 29,
           1997........................................................      F-4
           Consolidated Statements of Changes in Shareholders'
           Investment for the Fiscal Years Ended August 27, 1999,
           August 28, 1998 and August 29, 1997.........................      F-5


           Consolidated Statements of Cash Flows for the Fiscal Years
           Ended August 27, 1999, August 28, 1998 and August 29,
           1997........................................................      F-6
           Notes to Consolidated Financial Statements..................      F-7

2.   Consolidated Financial Statement Schedules

                                                                  FORM 10-K
DESCRIPTION                                                     PAGE REFERENCE
-----------                                                     --------------
     Schedule II -- Valuation and Qualifying Accounts.......         S-1

(b) Reports on Form 8-K

     None.

(c) Exhibits and Exhibit Index

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    3.1       Amended and Restated Articles of Incorporation, incorporated by reference from Exhibit 3.1 of the Registrant's Form 10-Q for the quarter ended February 26, 1999.
    3.2       Bylaws, as amended, incorporated by reference from Exhibit
              3.2 of the Registrant's Form 10-K for the fiscal year ended
              August 28, 1998.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    4.3       Rights Agreement dated as of June 16, 1996 and amended July
              25, 1998 between the Company and Norwest Bank Minnesota,
              N.A., is incorporated by reference to Exhibit 1 to the
              Company's Form 8-A dated June 20, 1996 and Amendment No. 1 thereto dated July 30, 1998.
    4.4       Certificate of Designation, Preferences and Rights of Series
              A Junior Participating Preferred Stock, incorporated by
              reference from Exhibit 1 of Registrant's Form 8-A dated June
              20, 1996.
    4.5       Convertible Preferred Stock Purchase Agreement dated August
              27, 1997, among the Registrant and Southbrook International investments, Ltd., HBK Cayman LP, HBK Offshore Fund Ltd.,
              and Brown Simpson Strategic Growth Fund LP, incorporated by reference from Exhibit 4.1 of the Registrant's Form 8-K
              filed September 10, 1997.
    4.6       Certificate of Designation, Preferences and Rights of Series
              B Convertible Preferred Stock dated August 27, 1997,
              incorporated by reference from Exhibit 4.2 of the
              Registrant's Form 8-K filed September 10, 1997.
    4.7       Form of Warrant dated August 25, 1997, incorporated by
              reference from Exhibit 4.3 of the Registrant's form 8-K
              filed September 10, 1997.
    4.8       Registration Rights Agreement dated August 27, 1997, among the Registrant and Southbrook International investments,
              Ltd., HBK Cayman LP, HBK Offshore Fund Ltd., and Brown
              Simpson Strategic Growth Fund LP, incorporated by reference from Exhibit 4.4 of the Registrant's Form 8-K filed
              September 10, 1997.
    4.9       Convertible Preferred Stock Purchase Agreement among the
              Company and the Purchasers listed in Exhibit A thereto,
              incorporated by reference from Exhibit 4.1 of the
              Registrant's Form 8-K filed August 18, 1998.
    4.10      Certificate of Designation, Preferences and Rights of Series
              D Convertible Preferred Stock, incorporated by reference
              from Exhibit 4.2 of the Registrant's Form 8-K filed August
              18, 1998.
    4.11      Form of Warrant issued to the Purchasers, incorporated by
              reference from Exhibit 4.3 of Registrant's Form 8-K filed
              August 18, 1998.
    4.12      Registration Rights Agreement among the Company and the
              Purchasers listed in Exhibit A thereto, incorporated by
              reference from Exhibit 4.4 of Registrant's Form 8-K filed
              August 18, 1998.
    4.13      Agreement Relating to Sheldahl between Molex Incorporated
              and the Registrant dated November 18, 1998, incorporated by reference from Exhibit 4.1.3 of Registrant's Form 10-K for the Fiscal Year ended August 28, 1998.
   10.1       1987 Stock Option Plan, incorporated by reference from
              Exhibit 10.1 of the Registrant's Form 10-K for the fiscal
              year ended August 27, 1993.
   10.2       1994 Stock Option Plan, as amended, incorporated by
              reference from Exhibit 4.1 of the Registrant's Form S-8
              dated March 2, 1998 (File No. 333-47183).
   10.3       Employee Stock Purchase Plan, incorporated by reference from
              Exhibit 4.1 of the Registrant's Form S-8 filed November 21,
              1997 (File No. 333-40719).
   10.4       Deed of Trust and Security Agreement By and Between Sheldahl
              Colorado, LLC, The Registrant, The Public Trustee Of Boulder
              County, Colorado and Morgan Guaranty Trust Company of New
              York dated November 16, 1999.
   10.5       Fixed Rate Note between the Registrant as the sole member of
              Sheldahl Colorado LLC and Morgan Guaranty Trust Company of
              New York dated November 16, 1999.
   10.6       Guaranty by the Registrant to Morgan Guaranty Trust Company
              of New York dated November 16, 1999.
   10.7       Credit and Security Agreement dated June 19, 1998, among the
              Registrant, Norwest Bank Minnesota, N.A., Harris Trust and
              Savings Bank, NBD Bank, N.A., and The CIT Group/ Equipment
              Financing, Inc., incorporated by reference from Exhibit 10.1 of the Registrant's Form S-3 dated July 1, 1998 (File No.
              333-58307)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   10.7.1     First Amendment to Credit and Security Agreement dated
              November 25, 1998, among the Registrant, Norwest Bank
              Minnesota, N.A., Harris Trust and Savings Bank, NBD Bank,
              N.A., and the CIT Group/Equipment Financing, Inc.,
              incorporated by reference from Exhibit 10.4.1 of the
              Registrant's Form 10-K filed December 3, 1998.
   10.7.2     Second Amendment to the Credit and Security Agreement, dated
              March 4, 1999 between the Company and Norwest Bank
              Minnesota, N.A., Harris Trust and Savings Bank, The First
              National Bank of Chicago, and The CIT Group., incorporated by reference from Exhibit 10.1 of the Registrant's Form 10-Q filed April 9, 1999.
   10.7.3     Third Amendment to the Credit and Security Agreement, dated
              April 5, 1999 between the Company and Norwest Bank
              Minnesota, N.A., Harris Trust and Savings Bank, The First
              National Bank of Chicago, and The CIT Group., incorporated by reference from Exhibit 10.2 of the Registrant's Form 10-Q filed April 9, 1999.
   10.7.4     Fourth Amendment to the Credit and Security Agreement, dated
              November 12, 1999 between the Company and Norwest Bank
              Minnesota, N.A., Harris Trust and Savings Bank, The First
              National Bank of Chicago, and The CIT Group.
   10.8       Form of Warrant issued in connection with Credit and
              Security Agreement dated June 19, 1998, among the
              Registrant, Norwest Bank Minnesota, N.A., Harris Trust and
              Savings Bank, NBD Bank, N.A., and The CIT Group/Equipment
              Financing, Inc., incorporated by reference from Exhibit 10.2 of the Registrant's Form S-3 dated July 1, 1998 (File No.
              333-58307).
   10.9(*)    Limited Liability Company Agreement of Modular Interconnect
              Systems, L.L.C., dated July 28, 1998, without exhibits,
              incorporated by reference from Exhibit 10.1 of the
              Registrant's Form 8-K filed August 28, 1998.
   10.10      Loan Agreement, dated February 26, 1998, between the Company and Relational Funding Corporation, incorporated by
              reference from Exhibit 10.1 of the Company's Report on Form
              10-Q filed April 13, 1998.
   10.11      Promissory Note dated February 26, 1998, between the Company and Relational Funding Corporation, incorporated by
              reference from Exhibit 10.2 of the Company's Report on Form
              10-Q filed April 13, 1998.
   10.12      Form of Employment (change of control) Agreement for
              Executive Officers of the Registrant, incorporated by
              reference from Exhibit 10.4 of the Registrant's Form 10-K
              for the fiscal year ended August 30, 1996.
   10.12.1    Form of Amendment No. 1 to Employment (change of control)
              Agreement for Executive Officers of the Registrant,
              incorporated by Reference from Exhibit 10.10.1 of the
              Registrant's Form 10-K for the fiscal year ended August 28,
              1998.
   10.12.2    Form of Amendment No. 2 to Employment (change of control)
              Agreement for Executive Officers of the Registrant.
   10.13      Supplementary Executive Retirement Plan Agreement between
              the Registrant and James E. Donaghy dated November 5, 1996, incorporated by reference from Exhibit 10.12 of the
              Registrant's Form 10-K for the fiscal year ended August 28,
              1998.
   10.14      Letter Agreement between John V. McManus and the Registrant dated October 15, 1999.
   10.15      Abstract of Agreement between the Union of Needletrades
              Industrial and Textile Employees and the Registrant dated
              November 12, 1999.
   10.16      Lease dated June 15, 1989 between Aberdeen Development
              Corporation and the Registrant, incorporated by reference
              from Exhibit 10.13 of the Registrant's Form 10-K for the
              fiscal year ended August 27, 1993.
   10.17      Loan Authorization dated October 1, 1994 between South
              Dakota Board of Economic Development Registrant,
              incorporated by reference from Exhibit 10.1 of the
              Registrant's Form 10-Q for the quarter ended February 25,
              1994.
   10.18      Agreement Relating to Employment dated October 1, 1994
              between the South Dakota Board of Economic Development and the Registrant, incorporated by reference from Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended February
              25, 1994.
   10.19      Promissory Note dated October 4, 1993 due to the South
              Dakota Board of Economic Development, incorporated by
              reference from Exhibit 10.3 of the Registrant's Form 10-Q
              for the quarter ended February 25, 1994.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   10.20      Agreement dated January 10, 1994 between the MCM-L
              Consortium and the Advanced Projects Research Agency,
              incorporated by reference from Exhibit 10.4 of the
              Registrant's Form 10-Q for the quarter ended February 25,
              1994.
   10.21      Articles of Collaboration dated November 30, 1993 for the
              MCM-L Consortium, incorporated by reference from Exhibit
              10.5 of the Registrant's Form 10-Q for the quarter ended
              February 25, 1994.
   10.22      Agreement relating to Joint Venture dated August 1, 1995
              between Registrant, Jiangxi Changjiang Chemical Plant, Hong
              Kong Wah Hing (China) Development Co., Ltd. and Jiujiang
              Flex Co., Ltd. incorporated by reference from Exhibit 10.23 of the Registrant's Form 10-K for the fiscal year ended
              September 1, 1995.
   10.23      Agreement relating to payments dated August 1, 1995 between
              Registrant and Jiangxi Changjiang Chemical Plant, Hong Kong
              Wah Hing (China) Development Co., Ltd. and Jiujiang Flex
              Co., Ltd. incorporated by reference from Exhibit 10.24 of
              the Registrant's Form 10-K for the fiscal year ended
              September 1, 1995.
   10.24      Manufacturing Agreement dated August 1, 1995 between
              Registrant and Jiujiang Flex Co., Ltd. incorporated by
              reference from Exhibit 10.25 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.
   10.25      Marketing and License Agreement dated August 1, 1995 between
              Registrant and Jiujiang Flex Co., Ltd. incorporated by
              reference from Exhibit 10.26 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.
   10.26      Technology Development Agreement dated August 15, 1995
              between Low Cost Flip Chip Consortium and the Advanced
              Projects Research Agency incorporated by reference from
              Exhibit 10.27 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.
   10.27      Articles of Collaboration dated July 10, 1995 for the Low
              Cost Flip Chip Consortium incorporated by reference from
              Exhibit 10.28 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.
   10.28      Technology Development Agreement dated March 23, 1995
              between Plastic Packaging Consortium and the Advanced
              Projects Research Agency incorporated by reference from
              Exhibit 10.29 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.
   10.29      Articles of Collaboration dated March 17, 1995 for the
              Plastic Packaging Consortium incorporated by reference from
              Exhibit 10.30 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.
   10.30      License Agreement dated June 20, 1994 between Sidrabe and
              Registrant incorporated by reference from Exhibit 10.31 of the Registrant's Form 10-K for the fiscal year ended
              September 1, 1995.
   10.30.1    Amendment No. 1 to License Agreement dated June 20, 1994
              between Sidrabe and the Registrant, incorporated by
              reference from Exhibit 10.28.1 of the Registrant's Form 10-K for the fiscal year ended August 28, 1998.
   22         Subsidiary of Registrant.
   23         Consent of Independent Public Accountants.
   27         Financial Data Schedule.
  (*)         Certain portions of this Exhibit have been deleted and filed separately with the Commission pursuant to a request for
              confidential treatment under Rule 24b-2. Spaces
              corresponding to the deleted portions are represented by
              brackets with asterisks.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 13, 1999

                                          SHELDAHL, INC.

                                          By: /s/ EDWARD L. LUNDSTROM
                                            ------------------------------------
                                            President and Chief Executive
                                              Officer

                                          By: /s/ JILL D. BURCHILL
                                            ------------------------------------
                                            Vice President and Chief Financial
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on December 13, 1999 and in the capacities indicated.

                              (POWER OF ATTORNEY)

     Each person whose signature appears below constitutes and appoints Edward
L. Lundstrom and Jill D. Burchill as such person's true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubmission, for such person and in such person's name, place and stead, in any and all capacities, to sign any of all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all said attorneys-in-fact an agents, each acting alone, or such person's substitute or substitutes may lawfully do or cause to be done by virtue thereof.

By: /s/ JAMES E. DONAGHY                                  Chairman of the Board
                                                          (principal executive officer)
--------------------------------------------------------
    James E. Donaghy

By: /s/ EDWARD L. LUNDSTROM                               President and CEO
--------------------------------------------------------
    Edward L. Lundstrom

By: /s/ JILL D. BURCHILL                                  Vice President and CFO
--------------------------------------------------------
    Jill D. Burchill

By: /s/ JOHN G. KASSAKIAN                                 Director
--------------------------------------------------------
    John G. Kassakian

By: /s/ GERALD E. MAGNUSON                                Director
--------------------------------------------------------
    Gerald E. Magnuson

By: /s/ WILLIAM B. MILLER                                 Director
--------------------------------------------------------
    William B. Miller

By: /s/ KENNETH J. ROERING                                Director
--------------------------------------------------------
    Kenneth J. Roering

By: /s/ RAYMOND C. WIESER                                 Director
--------------------------------------------------------
    Raymond C. Wieser

By: /s/ BEEKMAN WINTHROP                                  Director
--------------------------------------------------------
    Beekman Winthrop

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants....................    F-2
Consolidated Balance Sheets as of August 27, 1999 and August
  28, 1998..................................................    F-3
Consolidated Statements of Operations for the Fiscal Years
  Ended August 27, 1999, August 28, 1998, and August 29,
  1997......................................................    F-4
Consolidated Statements of Changes in Shareholders'
  Investment for the Fiscal Years Ended August 27, 1999,
  August 28, 1998, and August 29, 1997......................    F-5
Consolidated Statements of Cash Flows for the Fiscal Years
  Ended August 27, 1999, August 28, 1998, and August 29,
  1997......................................................    F-6
Notes to Consolidated Financial Statements..................    F-7
Schedule II: Valuation and Qualifying Accounts..............    S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Sheldahl, Inc.:

     We have audited the accompanying consolidated balance sheets of Sheldahl, Inc. (a Minnesota corporation) and Subsidiary as of August 27, 1999 and August 28, 1998 and the related consolidated statements of operations, changes in shareholders' investment and cash flows for each of the three fiscal years in the period ended August 27, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sheldahl, Inc. and Subsidiary as of August 27, 1999 and August 28, 1998 and the results of their operations and their cash flows for each of the three fiscal years in the period ended August 27, 1999, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and is unable to ascertain whether it will have sufficient liquidity available under its current credit agreement to fund operations or whether the Company will meet various covenant requirements contained in its credit agreement. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                                          /s/ ARTHUR ANDERSEN LLP
                                          ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
October 15, 1999

                         SHELDAHL, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                 AUGUST 27,      AUGUST 28,
                                                                    1999            1998
                                                                ------------    ------------
                                                                (IN THOUSANDS, EXCEPT SHARE
                                                                    AND PER SHARE DATA)
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................      $  1,043        $  1,005
  Accounts receivable, net of allowances of $339 and $225...        19,908          15,727
  Inventories...............................................        18,746          15,488
  Prepaid expenses and other current assets.................           593             627
                                                                  --------        --------
     Total current assets...................................        40,290          32,847
                                                                  --------        --------
Plant and equipment:
  Land and buildings........................................        28,560          28,255
  Machinery and equipment...................................       127,377         113,642
  Construction in progress..................................         3,399          26,682
  Accumulated depreciation..................................       (76,491)        (66,322)
                                                                  --------        --------
     Net plant and equipment................................        82,845         102,257
                                                                  --------        --------
Other assets................................................           795           1,202
                                                                  --------        --------
                                                                  $123,930        $136,306
                                                                  ========        ========
                          LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Current maturities of long-term debt......................      $  4,142        $  4,296
  Accounts payable..........................................        10,493           7,766
  Accrued salaries..........................................         1,323           1,554
  Other accrued liabilities.................................         4,682           4,518
  Restructuring reserves....................................         2,713           5,494
                                                                  --------        --------
     Total current liabilities..............................        23,353          23,628
Long-term debt, less current maturities.....................        29,284          27,829
Restructuring reserves......................................         2,484           2,131
Other non-current liabilities...............................         3,477           3,961
                                                                  --------        --------
     Total liabilities......................................        58,598          57,549
                                                                  --------        --------
Commitments and contingencies (Notes 2, 4, 6-9).............
Shareholders' investment:
  Preferred stock, $1 par value, 500,000 shares authorized;
     Series B, D and E 5% cumulative convertible preferred,
      167, 32,417 and 8,060 and 7,653, 32,914 and 0 shares
      issued and outstanding................................            40              41
  Common stock, $.25 par value, 50,000,000 shares
     authorized; 11,610,356 and 9,660,614 shares issued and
     outstanding............................................         2,903           2,415
  Additional paid-in capital................................       109,407          99,751
  Accumulated deficit.......................................       (47,018)        (23,450)
                                                                  --------        --------
     Total shareholders' investment.........................        65,332          78,757
                                                                  --------        --------
                                                                  $123,930        $136,306
                                                                  ========        ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                         SHELDAHL, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   FOR THE FISCAL YEARS ENDED
                                                             --------------------------------------
                                                             AUGUST 27,    AUGUST 28,    AUGUST 29,
                                                                1999          1998          1997
                                                             ----------    ----------    ----------
                                                               (IN THOUSANDS,)EXCEPT PER SHARE DATA
Net sales................................................     $122,086      $117,045      $105,266
Cost of sales............................................      109,157       109,143        94,933
                                                              --------      --------      --------
Gross profit.............................................       12,929         7,902        10,333
                                                              --------      --------      --------
Expenses:
  Sales and marketing....................................        9,666         9,861         9,560
  General and administrative.............................        8,742         8,152         6,839
  Research and development...............................        2,825         3,881         4,705
  Restructuring costs....................................        3,050         8,500            --
  Impairment charges.....................................        7,635         3,300            --
  Interest...............................................        2,499         2,547         1,298
                                                              --------      --------      --------
     Total expenses......................................       34,417        36,241        22,402
                                                              --------      --------      --------
Loss before income taxes and cumulative effect of change
  in method of accounting................................      (21,488)      (28,339)      (12,069)
Provision (benefit) for income taxes.....................           --         2,952        (4,100)
                                                              --------      --------      --------
Loss before cumulative effect of change in method of
  accounting.............................................      (21,488)      (31,291)       (7,969)
Cumulative effect of change in method of accounting......           --        (5,206)           --
                                                              --------      --------      --------
Loss before convertible preferred stock dividends........      (21,488)      (36,497)       (7,969)
Convertible preferred stock dividends....................       (2,080)         (689)           --
                                                              --------      --------      --------
Loss applicable to common shareholders...................     $(23,568)     $(37,186)     $ (7,969)
                                                              ========      ========      ========
Loss per common share:
Basic and diluted -
  Loss before cumulative effect of change in method of
     accounting and after convertible preferred stock
     dividends...........................................     $  (2.15)     $  (3.41)     $  (0.89)
  Cumulative effect of change in method of accounting....           --         (0.56)           --
                                                              --------      --------      --------
  Loss per common share..................................     $  (2.15)     $  (3.97)     $  (0.89)
                                                              ========      ========      ========
Number of shares outstanding - basic and diluted.........       10,987         9,364         8,967
                                                              ========      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         SHELDAHL, INC. AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT

                                                                   FOR THE FISCAL YEARS ENDED
                                                             --------------------------------------
                                                             AUGUST 27,    AUGUST 28,    AUGUST 29,
                                                                1999          1998          1997
                                                             ----------    ----------    ----------
                                                                         (IN THOUSANDS)
Series B convertible preferred stock:
  Balance at beginning of period.........................     $      8      $     15      $     --
  Proceeds from stock issuance...........................           --            --            15
  Preferred stock redemption.............................           (6)           --            --
  Conversion to common stock.............................           (2)           (7)           --
                                                              --------      --------      --------
  Balance at end of period...............................     $     --      $      8      $     15
                                                              ========      ========      ========
Series D convertible preferred stock:
  Balance at beginning of period.........................     $     33      $     --      $     --
  Proceeds from stock issuance...........................           --            33            --
  Conversion to common stock.............................           (1)           --            --
                                                              --------      --------      --------
  Balance at end of period...............................     $     32      $     33      $     --
                                                              ========      ========      ========
Series E convertible preferred stock:
  Balance at beginning of period.........................     $     --      $     --      $     --
  Proceeds from stock issuance...........................            9            --            --
  Conversion to common stock.............................           (1)           --            --
                                                              --------      --------      --------
  Balance at end of period...............................     $      8      $     --      $     --
                                                              ========      ========      ========
Common stock:
  Balance at beginning of period.........................     $  2,415      $  2,258      $  2,228
  Conversion of Series B preferred stock.................          366           144            --
  Conversion of Series D preferred stock.................           21            --            --
  Conversion of Series E preferred stock.................           20            --            --
  Proceeds from stock purchase plan transactions.........           15             5            --
  Proceeds from stock options exercised..................           --             8            30
  Common stock issued for preferred stock dividends......           66            --            --
                                                              --------      --------      --------
  Balance at end of period...............................     $  2,903      $  2,415      $  2,258
                                                              ========      ========      ========
Additional paid-in capital:
  Balance at beginning of period.........................     $ 99,751      $ 66,923      $ 51,404
  Issuance (cost) of Series B convertible preferred
     stock...............................................           --          (316)       14,285
  Conversion of Series B preferred stock.................           24            38            --
  Conversion of Series D preferred stock.................            1            --            --
  Conversion of Series E preferred stock.................          (10)           --            --
  Redemption of Series B preferred stock.................         (623)           --            --
  Fair value of warrants issued with credit agreement....           --           377            --
  Proceeds from stock purchase plan transactions.........          280           135            --
  Proceeds from stock options exercised..................           --           218         1,234
  Issuance (cost) of Series D preferred stock............          (23)       32,376            --
  Issuance of Series E preferred stock...................        8,452            --            --
  Common stock issued to preferred stock dividends.......        1,555            --            --
                                                              --------      --------      --------
  Balance at end of period...............................     $109,407      $ 99,751      $ 66,923
                                                              ========      ========      ========
Retained earnings (deficit):
  Balance at beginning of period.........................     $(23,450)     $ 13,736      $ 21,705
  Net loss...............................................      (23,568)      (37,186)       (7,969)
                                                              --------      --------      --------
  Balance at end of period...............................     $(47,018)     $(23,450)     $ 13,736
                                                              ========      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         SHELDAHL, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE FISCAL YEARS ENDED
                                                             --------------------------------------
                                                             AUGUST 27,    AUGUST 28,    AUGUST 29,
                                                                1999          1998          1997
                                                             ----------    ----------    ----------
                                                                      )               (IN THOUSANDS
Operating activities:
  Net loss...............................................     $(23,568)     $(37,186)     $ (7,969)
  Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Depreciation and amortization.......................       17,069        14,382        10,650
     Deferred income taxes...............................           --         2,952        (4,196)
     Restructuring costs.................................        3,050         8,500            --
     Impairment charges..................................        7,635         3,300            --
     Change in method of accounting......................           --         5,206            --
  Net change in other operating activities:
     Accounts receivable.................................       (4,181)          153         5,211
     Inventories.........................................       (3,258)       (2,410)       (1,553)
     Prepaid expenses and other current assets...........          (34)         (221)          (16)
     Other assets........................................          407          (523)          146
     Accounts payable and accrued liabilities............        4,419         1,903        (1,118)
     Restructuring reserves..............................       (4,985)         (875)           --
     Other non-current liabilities.......................         (484)          251           544
                                                              --------      --------      --------
  Net cash provided by (used in) operating activities....       (3,930)       (4,568)        1,699
                                                              --------      --------      --------
Investing activities:
  Capital expenditures, net..............................       (5,541)      (23,268)      (30,729)
                                                              --------      --------      --------
Financing activities:
  Net borrowings (repayments) under revolving credit and
     bridge facilities...................................        5,674       (26,456)       17,275
  Proceeds from term facility and warrants, net..........           --        16,000            --
  Proceeds from other long-term debt.....................           --         2,335         1,452
  Repayments of long-term debt...........................       (4,373)       (1,064)         (598)
  Redemption of Series B preferred stock.................         (623)           --            --
  Issuance of preferred stock, net.......................        8,460        32,093        14,300
  Stock options and stock purchase plan..................          295           366         1,264
                                                              --------      --------      --------
     Net cash provided by financing activities...........        9,433        23,274        33,693
                                                              --------      --------      --------
Net increase (decrease) in cash and cash equivalents.....           38        (4,562)        4,663
                                                              --------      --------      --------
Cash and cash equivalents at beginning of period.........        1,005         5,567           904
                                                              --------      --------      --------
Cash and cash equivalents at end of period...............     $  1,043      $  1,005      $  5,567
                                                              ========      ========      ========
Supplemental cash flow information:
  Interest paid..........................................     $  3,489      $  4,423      $  3,078
                                                              ========      ========      ========
  Income taxes paid (refunded)...........................     $    173      $     36      $    (68)
                                                              ========      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         SHELDAHL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Business Description

     Sheldahl creates and distributes thin, flexible laminates and their derivatives to worldwide markets. The Company's laminates are of two types: adhesive-based tapes and materials, and its patented adhesiveless material, Novaclad(R). From these materials, Sheldahl fabricates high-value derivative products: single- and double-sided flexible interconnects and assemblies under the trade names Flexbase(R), Novaflex(R)HD and Novaflex(R) VHD and integrated circuit substrates under the trade name ViaArray(R) and ViaThin(R).

     The Company operates in two business segments identified as the Company's Core Business and the Micro Products business. The Core Business segment consists of flexible laminates and derivative products, principally flexible interconnect circuits and assemblies. These products are targeted across all markets served by the Company with the automotive market generating 68% of fiscal 1999 sales for this segment. The Micro Products business segment is a developing business that targets the integrated circuit (IC) industry of the electronics market. The Company's ViaArray and ViaThin products are marketed and sold through this segment and are exclusively reflected in the Company's datacom market sales.

     The Company's manufacturing and assembly sites with their related assets are used to manufacture specific product offerings of the Company regardless of business segment. For instance, the Longmont facility today contributes to the manufacture of all Novaclad-based products. These products, including Novaflex HD and VHD, are sold through the Core Business and ViaThin is sold through Micro Products. The Company allocates its shared production assets based on an appropriate percentage of asset utilization with unused capacity being assigned to the segment originating the investment.

(2) Liquidity and Going Concern Matters

     During the three-year period ended August 27, 1999, the Company incurred, principally at its Micro Products operations, cumulative net losses totaling approximately $68.7 million, including restructuring and other charges of $27.7 million. During this three-year period, the Company used cash of approximately $59.5 million supporting capital expenditures and approximately $6.8 million for net operating activities. The Company has financed these transactions principally through equity and debt financing.

     Cash requirements to fund restructuring charges taken during fiscal 1999 and 1998 are expected to be approximately $2.7 million in fiscal 2000 compared to $5.0 million in fiscal 1999. Fiscal 2000 capital expenditures for the Company are planned at approximately $7.0 million, compared with $5.5 million in fiscal 1999. Debt repayments for fiscal 2000, including refinancing of the Longmont facility, will be $3.8 million including $2.5 million on the bank term facility and $1.0 million for various capital lease payments.

     The impact of anticipated fiscal 2000 operating losses, tighter borrowing levels pursuant to its amended debt agreements and the uncertainty of the timing of sales growth from the Company's Micro Products business places significant pressure on the cash reserves of the Company. Cash flow projections based on the Company's operating plan for fiscal 2000 reflect an increased level of cash flow from operations during the first half of the year with increasing demand for cash later in the fiscal year as working capital expands to support projected sales growth. The Company believes this growth in working capital can be supported under its current credit agreement, although there will be intervals of time where borrowing capacity under its debt agreements will be severely reduced. The inability of the Company to i) obtain sufficient, substantial production orders and sales for Micro Product's ViaThin in the range of $10 to $12 million; ii) improve operating results in Micro Products for fiscal 2000;
iii) achieve operating performance from the Company's Core Business at or above fiscal 1999 levels; iv) achieve other cost or productivity improvements included in the Company's fiscal 2000 budget and v) maintain adequate liquidity to fund normal operations would result in the Company being out of compliance with certain of its debt covenants thereby allowing the Company's lenders to require full repayment of the outstanding borrowings under the Company's credit agreement and/or leave the Company in a cash reserve position that would require additional capital to fund operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has and will continue to implement operational measures designed to assist the Company in achieving its fiscal 2000 budget and cash flow objectives. Should any of the matters discussed above ultimately occur, management believes the Company could obtain the necessary additional new capital, including the issuance of additional new debt or additional new equity financing to fund operations. However, there can be no assurance that the Company will be successful in achieving its projected operating results for fiscal 2000, in meeting its quarterly debt covenants during fiscal 2000 or in its attempt to issue additional debt or to raise additional capital on terms acceptable to the Company.

     On October 21, 1999, the Board of Directors of the Company established a Special Committee consisting of Kenneth J. Roering (Chairman), Dennis M. Mathisen and Gerald E. Magnuson to assist management and the Company's financial advisors in evaluating strategic alternatives available to the Company. Mr. Mathisen has resigned from the Board of Directors. Messrs. Roering and Magnuson are currently directors of the Company.

(3) Summary of Significant Accounting Policies

     Basis of Presentation --

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its subsidiary. All significant intercompany transactions have been eliminated.

     Use of Estimates --

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

     Fair Value of Financial Instruments --

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

     Significant Customers --

     The Company's two largest customers accounted for sales of $13,607,000 and $12,917,000 in fiscal 1999. The Company's three largest customers accounted for sales of $18,100,000, $12,100,000 and $11,700,000 in 1998 and the Company's two
largest customers in 1997 accounted for $12,052,000 and $11,143,000. No other customers accounted for more than 10% of net sales in any of the last three fiscal years.

     Export Sales --

     The Company had export sales of $29,984,000 in 1999; $24,501,000 in 1998;
and $15,040,000 in 1997.

     Revenue Recognition --

     The Company recognizes revenue principally as products are shipped. In addition, the Company grants credit to customers and generally do not require collateral or any other security to support amounts due.

     Inventories --

     Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out (FIFO) method. Cost includes the cost of materials, direct labor, and applicable manufacturing overhead.

     The components of inventories are as follows (in thousands):

                                                      AUGUST 27,    AUGUST 28,
                                                         1999          1998
                                                      ----------    ----------
Raw material......................................     $ 6,635       $ 4,964
Work-in-process...................................       7,751         4,742
Finished goods....................................       4,360         5,782
                                                       -------       -------
Total.............................................     $18,746       $15,488
                                                       =======       =======

     Plant and Equipment --

     Plant and equipment are stated at cost and include expenditures that increase the useful lives of existing plant and equipment. The cost of major plant and equipment additions includes interest capitalized during the acquisition period. Interest capitalized totaled $990,000 in 1999, $1,903,000 in 1998, and $1,735,000 in 1997. Maintenance, repairs and minor renewals are charged to operations as incurred. When plant and equipment are disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in the results of operations.

     For financial reporting purposes, plant and equipment are depreciated principally on a straight-line basis over the estimated useful lives of 20 to 40 years for buildings and 3 to 15 years for machinery and equipment. For income tax reporting purposes, straight-line and accelerated depreciation methods are used.

     Income Taxes --

     Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at currently enacted tax rates. Beginning in fiscal 1998, the Company began providing a valuation allowance against the Company's net deferred tax assets (see note 9).

     Earnings per Share --

     The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per share are computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed using the weighted average number of shares of common stock, the dilutive common equivalent shares related to stock options outstanding during the period and the equivalent common shares of convertible preferred stock, if those equivalent shares are dilutive. During fiscal 1999, 1998 and 1997 stock options and convertible preferred stock equivalents are anti-dilutive and, therefore, are not included in the computation of diluted earnings per share.

     New Accounting Pronouncements --

     Effective in the year ended August 27, 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position (see Note 13).

     In the beginning of fiscal 1998, the Company adopted SFAS No. 132, "Employers' Disclosures About Pensions and Other Post-retirement Benefits." This statement supersedes the disclosure requirements in SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions." The overall objective of SFAS No. 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS No. 132 did not affect results of operations or financial position.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which has been deferred until fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet determined the timing of adoption of SFAS No. 133. While the Company does not expect the adoption to materially impact its results of operations or financial position, adoption of SFAS No. 133 could increase volatility in earnings for periods subsequent to adoption.

Start-up Costs --

     In fiscal 1998, the Company adopted Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities," which requires the expensing of these items as incurred, versus capitalizing and expensing them over a period of time. Start-up activities are broadly defined and include one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, commencing some new operation, and organizing a new entity. The adoption of this statement resulted in a cumulative effect of a change in method of accounting of approximately $5.2 million, primarily related to costs capitalized by the Company from its Longmont, Colorado facility. The adoption of this statement was applied retroactively to the beginning of fiscal 1998, and the Company's first and second quarters were restated to reflect this change in method of accounting, in accordance with the provisions of SOP 98-5 and APB 20.

(4) Restructuring and Impairment Charges

     In February 1999, the Company recorded a charge of $3.1 million for separation costs incurred in reducing its salaried work force. This charge was increased by $0.5 million in August 1999. The restructuring costs provide for approximately $2.0 million for severance and early retirement salary costs and approximately $1.6 million for medical, dental and other benefits being provided to the affected individuals. Approximately 46 people were affected by this action. The fiscal 1999 restructuring costs are in addition to the $8.5 million of similar costs charged to operations in fiscal 1998. As of August 27, 1999, approximately $.4 million has been charged to the aforementioned restructuring reserve and by November 1, 1999, 42 employees had terminated employment with the Company.

     In February 1998, a restructuring charge of $4.0 million was recorded related to the culmination of the Company's business re-engineering initiative that began in 1996. Due to significant productivity benefits resulting from the initiative, the Company reduced the size of its salaried workforce. The resulting workforce reduction involved layoffs, early retirement offerings, reassignments and reclassifications of positions. The restructuring costs provided for approximately $2.5 million for severance and early retirement salary costs, approximately $1.3 million for medical, dental and other benefits being provided to the affected individuals, and approximately $0.2 million for outplacement and other costs. Approximately 73 jobs were affected by this action.

     In May 1998, an additional restructuring charge of $4.5 million was recorded and subsequently reduced by $0.5 million in May 1999. This restructuring charge related to the closing of the Company's Aberdeen, South Dakota assembly facility and reducing its Northfield production workforce. The restructuring costs provided for approximately $1.4 million for severance costs, approximately $0.4 million for medical, dental and other benefits being provided to the affected individuals and approximately $2.2 million for equipment disposal, losses related to the closure of the Aberdeen facility, outplacement and other costs. Approximately 196 jobs were affected by this action.

     Both fiscal 1998 restructuring charges were related to the Company's efforts to decrease cost and increase throughput. As of August 27, 1999, approximately $3.5 million had been charged to the Company's restructuring reserves related to severance and early retirement salary costs, approximately $0.8 million related to medical, dental and other benefits and approximately $1.2 million for equipment disposal and other costs and by November 1, 1999, 269 employees have terminated employment with the Company related to the fiscal 1998 restructuring actions.

     The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of its long-lived assets. If such events or circumstances were to indicate that the carrying amount of these assets would not be recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of the long-lived assets, the Company would recognize an impairment charge. During 1999 and 1998, the Company recorded non-cash impairment charges of $7.6 million and $3.3 million, respectively, related to equipment located principally at its Longmont, Colorado facility and certain computer software and equipment, which, based upon analysis by management and anticipated production processes, these items are not expected to contribute to the Company's future cash flows.

(5) Financing

Long-term debt consisted of the following (in thousands):

                                                                AUGUST 27,    AUGUST 28,
                                                                   1999          1998
                                                                ----------    ----------
Revolving facility..........................................     $11,737       $ 6,062
Term facility, net..........................................      14,119        15,623
Note payable to insurance company, secured by real estate
  mortgage. Varying interest rates and principal payments
  through September 1, 2002.................................       3,787         5,195
Capitalized lease obligations payable to an investment
  company secured by computer equipment and software.
  Interest at 10.17% with monthly payments of $40, including
  principal and interest through July 2002..................       1,190         1,534
Capitalized lease obligation payable to a bank, secured by
  computer, communications equipment and related software
  interest at 7.8% with monthly payments of $14, including
  principal and interest through October 2003...............         444           572
Installment note due a finance company, secured by computer
  hardware and software, interest at 9.69% with monthly
  payments of $49, including principal and interest, due
  January 2003..............................................       1,699         2,099
Note payable to Economic Development Agency, interest at
  3.0% with monthly interest only payments of $1 until
  October 2001 due August 2009..............................         450           533
Other.......................................................          --           507
                                                                 -------       -------
                                                                  33,426        32,125
Less-current maturities.....................................      (4,142)       (4,296)
                                                                 -------       -------
                                                                 $29,284       $27,829
                                                                 =======       =======

     The Company's credit agreement provides three separate facilities: a revolver facility of up to $25 million based on the Company's adjusted working capital; a term facility for $16 million based on the appraised value of the Company's unencumbered equipment; and a bridge facility for $19 million. The bridge facility was repaid in full on July 31, 1998 with part of the net proceeds from the Series D Preferred Stock. Interest on the revolver and the term facility is charged at the prime rate, which was 8.25% as of August 27, 1999 and 8.5% as of August 28, 1998. As of August 27, 1999, the amount available to borrow on the revolver was approximately $6.6 million. Under the agreement, the Company issued 5-year warrants to purchase in the aggregate 100,000 shares of common stock at a price of $6.92 per share (101.5% of the Company's common stock price at date of issuance), exercisable anytime through July 2003. The fair value of the warrants of approximately $377,000 was determined on their date of issuance using the Black-Scholes methodology, has been recorded as a reduction of the term facility in the accompanying financial statements, and will be accreted as interest expense over the term of the associated credit and security agreement. The agreement requires certain covenants including restricting the payments of cash dividends, capital expenditures and the redemption of preferred stock, and requires the Company to maintain certain levels of net worth, net income and to maintain certain levels of cash flows from operations. All borrowings under the agreement are secured by the Company's tangible and intangible assets. The term facility requires monthly repayments of $205,000, which started in January 1999. The revolving credit facility is due on May 31, 2001. As of August 27, 1999, the Company was out of compliance with its minimum level of net worth, minimum level of net (loss)/income, level of cash flow available for debt service and debt service coverage covenants under this agreement. In conjunction with obtaining waivers for these fiscal 1999 events of non-compliance, the lenders reduced the Company's borrowing base by $2.5 million and increased the interest rate to 10.25% (see Note 2).

     Future maturities of debt as of August 27, 1999 are as follows (in thousands):

    Fiscal 2000.................................................      4,142
    Fiscal 2001.................................................     25,164
    Fiscal 2002.................................................      1,810
    Fiscal 2003.................................................      1,943
    Fiscal 2004.................................................         62
    Thereafter..................................................        305
                                                                    -------
                                                                    $33,426
                                                                    =======

     In November 1999, the Company refinanced its outstanding secured real estate loan with an insurance company. The new $4.3 million, ten-year secured real estate mortgage carries an interest rate of 8.53% and requires the Company to meet certain performance and reporting covenants, including maintaining a certain debt service coverage ratio. Annual principal payments and interest under the new secured loan will be approximately $417,000 versus approximately $1.3 million on the existing loan. Concurrent with the closing of this refinancing, the Company fully satisfied the $3.6 million secured real estate loan plus accrued and unpaid interest that was outstanding to the insurance company. The net effect of this refinancing enhanced short-term liquidity by $0.9 million and reducing fiscal 2000 debt payments by approximately $0.4 million and interest payments by approximately $0.5 million.

(6) Preferred Stock

     In February and March of 1999, the Company issued 8,560 shares of Series E Convertible Preferred Stock with a total stated value of $8,560,000. This Series E preferred stock earns a 5% dividend rate, payable annually, and is convertible to nearly 1.4 million shares at a fixed rate of $6.25 per share. The purchases of the Series E preferred stock were also issued 8,560 warrants to purchase the Company's common stock at a price of $7.8125 per share. These warrants expire in February 2004. Net proceeds from the Series E preferred stock were approximately $8,460,000. As of August 27, 1999, 8,060 shares of Series E convertible preferred stock were outstanding. Dividends of $212,000 were declared and $10,000 were paid during fiscal 1999. Accrued dividends of $202,000 are included in accounts payable in the accompanying 1999 consolidated balance sheet.

     On July 30, 1998, the Company issued 32,917 shares of Series D convertible preferred stock with a total stated value of $32,917,000. This Series D preferred stock carried a 5% dividend rate, payable annually, and is convertible to nearly 5.4 million shares at a fixed rate of $6.15 per share. The holders of the Series D preferred stock were also issued 329,170 warrants to purchase the Company's common stock at a price of $7.6875 per share. These warrants expire in July 2001. Net proceeds from the Series D preferred stock were $32,409,000. As of August 27, 1999, 32,417 shares of Series D Convertible Stock were outstanding. Dividends of $1,641,000 were declared and $1,643,000 were paid during fiscal 1999. Accrued dividends of $135,000 are included in accounts payable in the accompanying 1999 consolidated balance sheet.

     On August 27, 1997, the Company entered into an agreement with five qualified investors for the issuance of $30 million of 5% cumulative convertible preferred stock. As of August 29, 1997, the Company had issued 15,000 shares of Series B cumulative convertible preferred stock with a stated value of $1,000 per share for a total of $15 million. Series B preferred stock is convertible to common stock and carries a 5% cumulative dividend, payable upon conversion and payable in common stock or cash, at the Company's option. The Series B preferred stock conversion price is the lower of 110% of the five-day average closing price of the Company's common stock preceding the issuance of the preferred shares ($25.34), or 101% of the lowest consecutive five-day average closing price of the common stock in the 30-day period immediately prior to conversion. Holders of the Series B preferred stock may convert to common stock of the Company at any time, subject to certain limitations. Under certain circumstances, the Company may require the holders to convert to common stock. Under certain circumstances, the Company may be required to redeem the preferred stock. Along with the Series B preferred stock, the investors received warrants to purchase 67,812 additional common shares at $27.65 per share. These warrants expire in August 2000.

     During February of 1998, the Company received a conversion notice for $7,350,000 in stated value of Series B preferred stock. In accordance with the agreement, the Company issued 575,149 shares of common stock (including accrued dividends) at a conversion price of approximately $13 per share. During fiscal 1999, the Company received conversion notices for $6,860,000 in stated value of Series B preferred stock. In accordance with the agreement, the Company issued 1,461,262 shares of common stock (including accrued dividends) at a conversion price ranging from $4.91 to $5.30 per share of common stock. Additionally, in October 1998, the Company redeemed 623 shares of Series B Preferred for cash payments totaling $837,000. As of August 27, 1999, 167 shares of the Series B convertible preferred stock were outstanding. Dividends of $227,000 were declared and $596,000 were paid in cash during fiscal 1999. Accrued dividends of $8,000 are included in accounts payable in the accompanying 1999 consolidated balance sheet.

(7) Stock Based Compensation

     The shareholders of the Company have approved stock option plans (the Plans) for officers, other full-time key salaried employees, and non-employee directors of the Company to reward outstanding performance and enable the Company to attract and retain key personnel. Under the Plans, options are granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant and are generally exercisable for five or ten years. The Plans also provide for automatic grants of 25,000 target grant replacement stock options to each non-employee director of the Company on the date that each such director is first elected to the Board of Directors, and expire, to the extent not already expired, one year after termination of service as a Director. As of August 27, 1999, the Plans authorize the future granting of options to purchase up to 220,000 shares of common stock.

     Stock option transactions during 1997, 1998, and 1999 are summarized as follows:

                                                               SHARES         PRICE PER SHARE
                                                              ---------      ------------------
Outstanding at August 30, 1996............................      970,910      $ 5.000 to $22.125
  Granted.................................................      424,049      $15.375 to $22.000
  Exercised...............................................     (119,103)     $ 5.00  to $22.125
  Lapsed..................................................      (87,076)     $15.375 to $22.125
                                                              ---------
Outstanding at August 29, 1997............................    1,188,780      $ 5.000 to $22.125
  Granted.................................................      425,723      $ 5.250 to $20.375
  Exercised...............................................      (54,678)     $ 5.000 to $16.875
  Lapsed..................................................      (87,012)     $11.500 to $22.125
                                                              ---------
Outstanding at August 28, 1998............................    1,472,813      $ 5.00  to $22.125
  Granted.................................................      207,215      $ 5.125 to $7.4375
  Lapsed..................................................     (126,062)     $ 11.50 to $22.125
                                                              ---------
Outstanding at August 27, 1999............................    1,553,966      $ 5.00  to $22.125
                                                              =========

     Options exercisable were 1,054,653 as of August 27, 1999, 946,710 as of August 28, 1998, and 669,562 as of August 29, 1997.

     The options outstanding as of August 27, 1999, expire five or ten years after the grant date as follows:

                                                           NUMBER OF OPTIONS
                    FISCAL YEARS                              THAT EXPIRE
                    ------------                           -----------------
2000................................................             94,646
2001................................................             48,718
2002................................................            100,000
2003................................................             81,702
2004................................................             98,998
2005................................................             40,489
2006................................................            252,500
2007................................................            305,700
2008................................................            321,781
2009................................................            209,432

     As provided for in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company continues to measure compensation cost for its plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income (loss) and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been followed.

     The following weighted average assumptions were utilized by the Company:

                                                               FISCAL YEARS ENDED
                                                -------------------------------------------------
                                                 AUGUST 27,        AUGUST 28,        AUGUST 29,
                                                    1999              1998              1997
                                                -------------     -------------     -------------
Risk-free interest rate....................       4.84 - 6.11%      5.07 - 6.18%      6.21 - 6.63%
Expected lives.............................           7 years           7 years           7 years
Expected volatility........................     49.13 - 55.16%    49.17 - 70.46%    48.75 - 65.44%

     Using the Black-Scholes option pricing model, the total value of stock options granted during 1999, 1998, and 1997 was $777,000, $2,645,000, and
$4,958,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically ranging from six months to three years). The weighted average fair value of options granted during 1999, 1998, and 1997 was $3.71 per share, $6.86 per share, and $11.96 per share, respectively.

     If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net loss per share (basic and diluted) would have been as follows:

                                                        FISCAL YEARS ENDED
                         --------------------------------------------------------------------------------
                                AUGUST 27,                  AUGUST 28,                  AUGUST 29,
                                   1999                        1998                        1997
                         ------------------------    ------------------------    ------------------------
                         AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                         -----------    ---------    -----------    ---------    -----------    ---------
Net income (loss)....     $(23,568)     $(27,630)     $(37,186)     $(41,134)      $(7,969)      $(9,887)
Loss per share.......     $  (2.15)     $  (2.51)     $  (3.97)     $  (4.39)      $ (0.89)      $ (1.10)

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to September 1, 1995, and additional awards are anticipated to be granted in future years.

(8) Commitments and Contingencies

     Lease Commitments --

     The Company has non-cancelable operating lease commitments for certain manufacturing equipment, which expire at various dates through fiscal 2004. Minimum commitments as of August 27, 1999 under operating leases are $2,003,000 in 2000, $1,181,000 in 2001, $631,000 in 2002, $609,000 in 2003, and $102,000 in
2004. In accordance with the terms of the lease agreements, the Company is required to pay maintenance and property taxes related to the leased property. Operating lease expense was $2,489,000 in 1999, $2,816,000 in 1998, and $2,721,000 in 1997.

     The Company has entered into various capital lease arrangements for the purchase of certain communication and computer equipment and related software totaling approximately $2.7 million. Amortization expense relating to these capital leases was $448,000 in fiscal 1999 and $140,000 in 1998. The following is a schedule of future gross minimum capital lease payments (in thousands):

Fiscal 2000.................................................    $  653
Fiscal 2001.................................................       653
Fiscal 2002.................................................       597
Fiscal 2003.................................................        24
                                                                ------
                                                                $1,927
Less amount representing interest...........................      (253)
                                                                ------
Present value of net minimum capital lease payments.........    $1,674
                                                                ======

     Employment Agreements --

     The Company has employment agreements with various officers which are renewable in successive one-year terms after August 21, 1999. If a change in control which was not approved by the Board of Directors had occurred at the end of fiscal year 1999, the Company would have paid an aggregate of $2.5 million in severance benefits of the Company, as defined.

     Litigation --

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

(9) Income Taxes

     The provision (benefit) for income taxes consisted of the following (in thousands):

                                          AUGUST 27,    AUGUST 28,    AUGUST 29,
                                             1999          1998          1997
                                          ----------    ----------    ----------
Currently payable.....................      $   --        $   --       $    96
Deferred..............................          --         2,952        (4,196)
                                            ------        ------       -------
Provision (benefit) for income
  taxes...............................      $   --        $2,952       $(4,100)
                                            ======        ======       =======

     Reconciliation from the provision (benefit) for income taxes using the statutory federal income tax rate to the provision (benefit) for income taxes is as follows:

                                          AUGUST 27,    AUGUST 28,    AUGUST 29,
                                             1999          1998          1997
                                          ----------    ----------    ----------
Federal statutory rates...............     $(7,306)      $(11,404)     $(4,100)
Research and experimentation tax
  credits.............................          --           (356)          --
State income taxes, net of federal
  benefit.............................        (582)          (908)          96
Change in valuation allowance.........       7,433         15,389           --
Other.................................        (455)           231          (96)
                                           -------       --------      -------
                                           $    --       $  2,952      $(4,100)
                                           =======       ========      =======

     As of August 27, 1999, the Company had federal net operating loss carryforwards of approximately $50.1 million and federal income tax credit carry forwards of approximately $976,000 that expire through 2019. Future uses of these federal tax benefits are dependent upon profitability of the Company. The future use of federal tax benefits may be subject to limitation under Internal Revenue Code Section 382; in the event a change in control occurs.

     Temporary differences and carryforwards which result in net deferred income tax assets as of August 27, 1999 and August 28, 1998 were as follows:

                                                                AUGUST 27,    AUGUST 28,
                                                                   1999          1998
                                                                ----------    ----------
Deferred tax assets:
  Net operating loss carryforwards..........................     $18,397       $14,045
  Restructuring reserves....................................       2,066         2,942
  Income tax credit carryforwards...........................         976         1,333
  Postretirement benefits...................................         825           752
  Deferred compensation.....................................         727           580
  Inventories...............................................         713           508
  Medical reserves..........................................         250           239
  Vacation reserve..........................................         144           186
  Bad debt reserve..........................................         124            83
  Other.....................................................         193           117
                                                                 -------       -------
  Deferred tax assets.......................................      24,415        20,785
Deferred tax liabilities:
  Depreciation..............................................      (1,388)       (5,191)
Valuation allowance.........................................     (23,027)      (15,594)
                                                                 -------       -------
Net deferred taxes..........................................     $    --       $    --
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

(10) Pension and Postretirement Benefits

     Defined Benefit Plan --

     The Company sponsors a defined benefit pension plan covering substantially all hourly employees of the Company's Northfield, Minnesota, facility (the Northfield Plan). Pension costs are funded in compliance with the Employee Retirement Income Security Act of 1974.

     The change in benefit obligation and plan assets consisted of the following:

                                                                   FISCAL YEAR ENDED
                                                                ------------------------
                                                                AUGUST 27,    AUGUST 28,
                                                                   1999          1998
                                                                ----------    ----------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year...................    $6,491,198    $4,846,596
  Service cost..............................................       258,687       200,234
  Interest cost.............................................       449,119       382,495
  Plan amendments...........................................            --       244,647
  Benefits paid.............................................      (188,275)     (153,114)
  Actuarial (gain) loss.....................................      (701,593)      970,340
                                                                ----------    ----------
  Benefit obligation at end of year.........................    $6,309,136    $6,491,198
                                                                ==========    ==========
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year............    $6,233,723    $5,317,234
  Actual return on plan assets..............................     1,132,652     1,069,603
  Employer contributions....................................       221,000            --
  Benefits paid.............................................      (188,275)     (153,114)
                                                                ----------    ----------
  Fair value of plan assets at end of year..................    $7,399,100    $6,233,723
                                                                ==========    ==========

     The funded status of the Company's plan is as follows:

                                                                   FISCAL YEAR ENDED
                                                                ------------------------
                                                                AUGUST 27,    AUGUST 28,
                                                                   1999          1998
                                                                ----------    ----------
RECONCILIATION OF FUNDED STATUS
  Funded status.............................................    $1,089,964    $ (257,475)
  Employer contribution after measurement date..............            --       221,000
  Unrecognized actuarial gain...............................    (2,180,913)   (1,032,143)
  Unrecognized transition obligation........................        30,083        40,112
  Unrecognized prior service cost...........................       666,592       853,189
  Additional minimum liability..............................            --       (82,158)
                                                                ----------    ----------
     Accrued benefit cost...................................    $ (394,274)   $ (257,475)
                                                                ==========    ==========

     The following weighted average assumptions were used to account for the plan:

                                                                   FISCAL YEAR ENDED
                                                                ------------------------
                                                                AUGUST 27,    AUGUST 28,
                                                                   1999          1998
                                                                ----------    ----------
WEIGHTED-AVERAGE ASSUMPTIONS
  Discount rate.............................................         7.50%         7.00%
  Expected long-term rate of return on plan assets..........         8.00%         8.50%

     The components of net periodic benefit costs are as follows:

                                                                    FISCAL YEAR ENDED
                                                          --------------------------------------
                                                          AUGUST 27,    AUGUST 28,    AUGUST 29,
                                                            1999          1998          1997
                                                          ----------    ----------    ----------
COMPONENTS OF NET PERIODIC BENEFIT COST
  Service cost........................................    $ 258,687     $ 200,234     $ 177,223
  Interest cost.......................................      449,119       382,495       350,735
  Expected return on plan assets......................     (541,476)     (422,346)     (341,163)
  Amortization of prior service cost..................       64,274        50,429        50,429
  Amortization of transitional obligation.............       10,029        10,029        10,029
  Recognized actuarial gain...........................      (21,676)      (48,356)      (26,083)
                                                          ---------     ---------     ---------
  Net periodic benefit cost...........................    $ 218,957     $ 172,485     $ 221,170
                                                          =========     =========     =========

     Employee Savings Plan --

     The Company has an employee savings plan covering all employees who meet certain age and service requirements and who are not participants in the Northfield Plan.

     The Company's contribution to the employee savings plan equals 2% of the participant's salary. The Company also matches participants' voluntary contributions to the plan. This matching contribution is subject to Company earnings on a quarterly basis and is limited to 4% of each participant's salary. The Company's expense related to the employee savings plan was $389,000 in 1999, $448,000 in 1998, and $475,000 in 1997.

     Postretirement Benefits --

     The Company recognizes expense for the expected cost of providing post retirement benefits other than pensions to its employees. The expected cost of providing these benefits is charged to expense during the years that the employees render service.

     The Company's plan, which is unfunded, provides medical and life insurance benefits for select employees. These employees, who retire after age 40 with 20 years or more service, have access to the same medical plan as active employees.

     The change in benefit obligation and plan assets consisted of the following:

                                                                   FISCAL YEAR ENDED
                                                                ------------------------
                                                                AUGUST 27,    AUGUST 28,
                                                                  1999          1998
                                                                ----------    ----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................    $ 986,906     $ 909,175
Service cost................................................       46,058        35,311
Interest cost...............................................       68,162        64,387
Actuarial loss (gain).......................................     (282,494)       12,065
Benefits paid...............................................      (43,370)      (34,032)
                                                                ---------     ---------
Benefits obligation at end of year..........................    $ 775,262     $ 986,906
                                                                =========     =========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............    $      --     $      --
Employer contributions......................................       43,370        34,032
Participant contributions...................................       35,214        28,795
Benefits paid...............................................      (78,584)    $ (62,827)
Fair value of plan assets at end of year....................    $      --     $      --
                                                                =========     =========
RECONCILIATION OF FUNDED STATUS
Funded status...............................................    $(775,262)    $(986,906)
Unrecognized actuarial loss (gain)..........................     (186,846)      102,506
Accrued benefit cost........................................     (962,108)     (884,400)
Employer contribution after measurement date................        6,992         2,445
                                                                ---------     ---------
Accrued benefit cost........................................    $(955,116)    $(881,955)
                                                                =========     =========
WEIGHTED AVERAGE ASSUMPTION:
Discount rate...............................................        7.50%         7.00%
Expected return on plan assets..............................        9.50%        10.00%

     For measurement purposes, a 9.5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for the fiscal year ended August 27, 1999. The rate was assumed to decrease gradually to 5.5 percent for fiscal 2007 and remain at that level thereafter.

     The components of net periodic benefit costs are as follows:

                                                               FISCAL YEAR ENDED
                                                     --------------------------------------
                                                     AUGUST 27,    AUGUST 28,    AUGUST 29,
                                                        1999          1998          1997
                                                     ----------    ----------    ----------
Service cost.....................................     $ 46,058      $ 35,311      $ 34,369
Interest cost....................................       68,162        64,387        66,044
Recognized actuarial loss........................        6,858           673         5,376
                                                      --------      --------      --------
Net periodic benefit cost........................     $121,078      $100,371      $105,789
                                                      ========      ========      ========

     Assumed health care cost trend rates have a significant effect on the amounts reported for post retirement medical benefit plans. A one percentage point change in assumed health care cost trend rates would not have a material impact or total service and interest cost components or on the post retirement benefit obligations.

(11) Consortium for the Development of Multichip Modules

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

(12) Joint Ventures

     On July 28, 1998, the Company and Molex Incorporated ("Molex") formed a joint venture to design, market and assemble modular interconnect systems to replace wiring harnesses in primarily the automotive market. The new company was named Modular Interconnect Systems, L.L.C. and it is a Delaware limited liability company ("Origin"). Origin will utilize proprietary flexible products developed by the Company and proprietary connectors developed by Molex in the development of the new modular interconnect system as an alternative to conventional automotive wiring harnesses and flex circuit assemblies. The Company and Molex will supply their respective products to Origin pursuant to long-term supply contracts. The Company owns 40% and Molex owns 60% of Origin. Each party has a right of first refusal with respect to the other party's ownership interest. Origin is being funded by contributions from the Company and Molex. Development costs of $400,000 for such components being designed and developed by the Company for the new systems were reimbursed by Molex in fiscal 1999 and other future development costs may be funded by loans or direct reimbursement from Molex. Both the Company and Molex granted Origin a non-exclusive license to certain of their intellectual property for purposes of producing the new modular interconnect systems. Each license takes effect and is contingent upon a change of control of the Company or Molex and the purchase of such person's membership interest in Origin. As of August 27, 1999, the Company's investment in and the impact of accounting for its investment in Origin under the equity method has not been material.

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

(13) Segment Information

     The Company's revenue producing businesses are identified as the Core Business and Micro Products. The Management Team, a group of operating executives, is responsible for defining the strategies and directions for the businesses. The Core Business segment consists of flexible laminates and derivative products, principally flexible interconnect circuits and assemblies. These products are targeted across all markets served by the Company with the automotive market generating 68% of fiscal 1999 sales for this segment. The Company's Novaclad, Novaflex HD and VHD products are marketed and sold by this business. The Micro Products business segment is a developing business that targets the integrated circuit (IC) industry of the electronics market. The Company's ViaArray and ViaThin products are marketed and sold through this segment and are exclusively reflected in the Company's datacom market sales.

     The Company markets and sells its products to major North American and European automotive original equipment manufacturers (OEM's) and first and second tier suppliers to the automotive industry. The Company also markets and sells its products to the datacom (electronics) market in areas that require dense electronic packaging such as integrated circuit packages, laptop computers, high-end disc drives and portable communication devices.

     The Company's manufacturing and assembly sites with their related assets are used to manufacture specific product offering of the Company regardless of business segment. For instance, the Longmont facility today contributes to the manufacture of all Novaclad-based products. The Company allocates its shared production assets based on approximate percentage of asset utilization with unused capacity being assigned to the segment originating the investment. All of the Company's long-term assets are located in and all of the Company's sales revenue is generated from North America.

     The following is a summary of certain financial information relating to the two segments for fiscal years ended:

                                                              AUGUST 27,   AUGUST 28,   AUGUST 29,
                                                                 1999         1998         1997
                                                              ----------   ----------   ----------
Total sales by segment
  Core Business.............................................   $120,556     $116,002     $104,908
  Micro Products............................................      1,530        1,043          358
                                                               --------     --------     --------
  Total sales...............................................    122,086      117,045      105,266
                                                               --------     --------     --------
Operating Profit (loss) by segment
  CORE BUSINESS:
  Before corporate allocation...............................     16,421        9,293        9,609
  Corporate allocation......................................      6,580        4,858        4,895
  Interest..................................................      2,001        1,597        1,314
                                                               --------     --------     --------
  Total.....................................................      7,840        2,838        3,400
                                                               --------     --------     --------
  MICRO PRODUCTS:
  Before corporate allocation...............................    (16,603)     (16,427)     (13,579)
  Corporate allocation......................................      1,541        2,002        1,613
  Interest..................................................        499          948          277
                                                               --------     --------     --------
  Total.....................................................    (18,643)     (19,377)     (15,469)
                                                               --------     --------     --------
Total segments operating losses.............................    (10,803)     (16,539)     (12,069)
Restructuring costs.........................................      3,050        8,500           --
Impairment charges..........................................      7,635        3,300           --
                                                               --------     --------     --------
Loss before income taxes and cumulative effect of change in
  method accounting.........................................   $(21,488)    $(28,339)    $(12,069)
                                                               ========     ========     ========
Long-term assets by segment
  Core Business.............................................   $ 40,247     $ 48,082     $ 51,839
  Micro Products............................................     27,568       36,790       39,855
                                                               --------     --------     --------
  Total identifiable assets.................................     67,815       84,872       91,694
  Corporate and other assets................................     15,030       17,385        9,111
                                                               --------     --------     --------
  Total assets..............................................   $ 82,845     $102,257     $100,805
                                                               ========     ========     ========
Depreciation and amortization by segment
  Core Business.............................................   $  8,662     $  8,236     $  6,033
  Micro Products............................................      6,035        5,001        4,316
  Corporate and other.......................................      2,372        1,145          301
                                                               --------     --------     --------
  Total depreciation and amortization.......................   $ 17,069     $ 14,382     $ 10,650
                                                               ========     ========     ========
Capital expenditures by segment
  Core Business.............................................   $  1,511     $ 11,914     $ 16,198
  Micro Products............................................      2,812        1,935        6,757
  Corporate and other.......................................      1,218        9,419        7,774
                                                               --------     --------     --------
  Total capital expenditures................................   $  5,541     $ 23,268     $ 30,729
                                                               ========     ========     ========
Sales by product line
  Laminate material.........................................   $ 29,523     $ 28,595     $ 27,905
  ViaThin...................................................      1,530        1,043          358
  Novaflex HD...............................................     33,700       23,500       13,000
  Novaflex VHD..............................................      5,556           --           --
  Flexbase interconnects....................................     51,777       63,907       64,003
                                                               --------     --------     --------
                                                               $122,086     $117,045     $105,266
                                                               ========     ========     ========

(14) Events Subsequent to the Date of Report of Independent Public Accountants (Unaudited)

(15) Quarterly Results of Operations (Unaudited)

     The consolidated results of operations for the four quarters of 1999 and 1998 are as follows (in thousands, except per share data):

                                                                    FISCAL 1999
                                                     -----------------------------------------
                                                      FIRST     SECOND      THIRD      FOURTH
                                                     -------    -------    -------    --------
Net sales........................................    $28,474    $28,042    $32,575    $ 32,995
Cost of sales and other expenses.................     30,811     30,635     34,510      36,933
Restructuring costs..............................         --      3,100       (500)        450
Impairment charges...............................         --         --         --       7,635
                                                     -------    -------    -------    --------
Pretax operating loss............................     (2,337)    (5,693)    (1,435)    (12,023)
Preferred dividends..............................       (654)      (418)      (521)       (487)
                                                     -------    -------    -------    --------
Net loss to common shareholders..................    $(2,991)   $(6,111)   $(1,956)   $(12,510)
                                                     =======    =======    =======    ========
Net loss per common share -- basic and diluted...    $ (0.29)   $ (0.55)   $ (0.18)   $  (1.10)
                                                     =======    =======    =======    ========
Weighted average common shares
  Outstanding -- basic and diluted...............     10,402     11,037     11,153      11,352
                                                     =======    =======    =======    ========

                                                                     FISCAL 1998
                                                     --------------------------------------------
                                                     FIRST(1)    SECOND(1)     THIRD      FOURTH
                                                     --------    ---------    -------    --------
Net sales........................................    $28,992      $27,751     $31,891    $ 28,411
Cost of sales and other expenses.................     32,547       33,470      35,321      32,246
Restructuring costs..............................         --        4,000       4,500          --
Impairment charges...............................         --           --       3,300          --
                                                     -------      -------     -------    --------
Pretax operating loss............................     (3,555)      (9,719)    (11,230)     (3,835)
Income taxes.....................................      1,375        3,465      (7,792)         --
Change in method of accounting...................     (5,206)          --          --          --
Preferred dividends..............................       (187)        (172)        (96)       (234)
                                                     -------      -------     -------    --------
Net loss to common shareholders..................    $(7,573)     $(6,426)    $(19,118)  $ (4,069)
                                                     =======      =======     =======    ========
Net loss per common share -- basic and diluted...    $ (0.84)     $ (0.70)    $ (1.98)   $  (0.42)
                                                     =======      =======     =======    ========
Weighted average common shares
  Outstanding -- basic and diluted...............      9,038        9,131       9,634       9,653
                                                     =======      =======     =======    ========

---------------

(1) First and second quarters of fiscal 1998 have been restated for retroactive adoption of SOP 98-5 during the third quarter of fiscal 1998.

                         SHELDAHL, INC. AND SUBSIDIARY

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     The transactions in the allowance for doubtful accounts for the fiscal years ending August 27, 1999, August 28, 1998, and August 29, 1997, were as follows:

                                                               1999        1998        1997
                                                             --------    --------    --------
Balance, beginning of year...............................    $225,000    $224,704    $243,472
Recoveries (accounts charged off), net...................      11,984         296     (18,768)
Additional allowance provided............................     102,000          --          --
                                                             --------    --------    --------
Balance, end of year.....................................    $338,984    $225,000    $224,704
                                                             ========    ========    ========

RESTRUCTURING RESERVES:

     The transactions in the restructuring reserves accounts for the fiscal years ending August 27, 1999, August 28, 1998, and August 29, 1997 were as follows (in thousands):

                                                               1999        1998        1997
                                                             --------    --------    --------
Balance, beginning of year...............................    $  7,625    $     --    $     --
Amounts charged to operations, net.......................       3,050       8,500          --
Cash payments made.......................................      (4,985)       (875)         --
Other....................................................        (493)         --          --
                                                             --------    --------    --------
Balance, end of year.....................................    $  5,197    $  7,625    $     --
                                                             ========    ========    ========