Form 10-Q
period 1999-11-26
SHELDAHL INC
filed 2000-01-11
CIK 89615

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q




(X)		QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

	OR

( )		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


	For Quarter Ended November 26, 1999	Commission File Number: 0-45


                SHELDAHL, INC.
(Exact name of registrant as specified in its charter)



            	Minnesota	                            41-0758073
	(State or other jurisdiction of	       (IRS Employer Identification Number)
	incorporation or organization)


	Northfield, Minnesota                             	55057
	(Address of principal                          	(Zip Code)
	executive offices)


Registrant's telephone number, including area code:  (507) 663-8000


As of January 7, 2000, 11,613,020 shares of the Registrant's common stock were outstanding. Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     YES:  X       NO:

PART I: FINANCIAL INFORMATION


SHELDAHL, INC. AND SUBSIDIARY
	CONSOLIDATED STATEMENTS OF OPERATIONS
	Unaudited

                                          	Three Months Ended

                                     	November 26,      	November 27,
(in thousands,
except for per share data)               	1999             	1998


Net sales                              		$34,811         	$28,474
Cost of sales	                            30,054        	  25,767
                                      			_______	         _______

Gross profit	                              4,757         	  2,707
                                      			_______	         _______

Expenses:
Sales and marketing                       	2,091           	2,220
General and administrative                	2,231	           1,926
Research and development	                    921	             575
Interest                                    	916             	323
                                       		_______	         _______
Total expenses	                            6,159           	5,044
                                        	_______	         _______

Loss before income taxes                	(1,402)         	(2,337)

Benefit (provision) for income taxes	          -               	-
                                      			_______	         _______

Net loss before preferred dividends     	(1,402)         	(2,337)

Convertible preferred stock dividends	     (508)	           (654)
                                      			_______	         _______

Net loss applicable to common
shareholders                           	$(1,910)       	$ (2,991)
                            			          =======         	=======

Net loss per common share
- Basic and Diluted                    	$ (0.16)        	$ (0.29)
                                     				=======	         =======

Number of shares outstanding
- Basic and Diluted                      	11,613          	10,402
                                     				=======	         =======

The accompanying notes are an integral part of these statements.

SHELDAHL, INC.
	CONSOLIDATED BALANCE SHEETS

                          	ASSETS

	unaudited
(In thousands)                     	  November 26,	     August 27,
                                         	1999            	1999
Current assets:
Cash and cash equivalents             	$  2,134        	 $  1,043
Accounts receivable, net	                23,854	           19,908
Inventories                             	18,561           	18,746
Other current assets                       	964              	593
                                      		_______          	_______
Total current assets	                    45,513         	  40,290
                                       	_______	          _______

Construction in progress                 	4,121	            3,399
Land and buildings                      	28,560	           28,560
Machinery and equipment	                126,578	          127,377
Less: accumulated depreciation	        (80,015)         	(76,491)
                                      		_______	          _______
Net plant and equipment                 	79,244           	82,845
                                       	_______	          _______

Other assets                               	924              	795
                                      		_______	          _______

                                    			$125,681         	$123,930
                                     			=======          	=======

             	LIABILITIES AND SHAREHOLDERS INVESTMENT

Current liabilities:
Current maturities of long-term debt  	$  3,468	         $  4,142
Accounts payable	                        11,122           	10,493
Accrued salaries                        	 1,562	            1,323
Other accrued liabilities                	5,886            	4,682
Restructuring reserves                   	2,055            	2,713
                                      		_______	          _______
Total current liabilities              	 24,093          	 23,353
                                       	_______	          _______

Long-term debt	                          32,295           	29,284

Restructuring reserves                   	2,386            	2,484

Other non-current liabilities            	3,464	            3,477
                                      		_______	          _______

Shareholders investment:
Convertible preferred stock	                 40               	40
Common stock	                             2,904            	2,903
Additional paid-in capital             	109,427          	109,407
Retained earnings	                     (48,928)       	  (47,018)
                                       	_______	          _______

Total shareholders' investment	          63,443	           65,332
                                       	_______	          _______

                                      	$125,681         	$123,930
                                       	=======	          =======

	The accompanying notes are an integral part of these statements.

SHELDAHL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

                                           		Three Months Ended

(in thousands)                         	November 26,     	November 27,
                                           	1999             	1998
Operating activities:
	Net loss applicable to common
     shareholders                       	$ (1,910)        	$ (2,991)
Adjustments to reconcile net loss
    to net cash used in operating activities:
Depreciation and amortization	               4,201            	3,888
Preferred stock dividends	                     508              	654

Net change in other operating activities:
Accounts receivable	                       (3,946)            	(831)
Inventories                                   	185            	(233)
Other current assets	                        (248)              	120
Other assets                                	(129)               	33
Accounts payable and accrued liabilities    	1,574	              265
Restructuring reserves                      	(750)          	(1,805)
Other non-current liabilities                	(13)               	31
                                          	_______	          _______

	Net cash used in operating activities	      (528)         	   (869)
                                        			_______	          _______

Capital expenditures, net	                   (722)	          (2,330)
                                        			_______	          _______

Financing activities:
Net borrowings under revolving
     credit facility	                        2,625            	4,876
Repayments of long-term debt              	(4,588)            	(773)
Borrowing of long-term debt                 	4,300                	-
Redemption of preferred stock, net	              -            	(837)
Stock options exercised	                         4	                -
                                         		_______	          _______

	Net cash provided by financing activities	  2,341	            3,266
                                        			_______	          _______

Net increase (decrease) in cash and
cash equivalents	                            1,091	               67

Cash and cash equivalents at
beginning of period	                         1,043	            1,005
                                        			_______	          _______

Cash and cash equivalents at end of period	$ 2,134	          $ 1,072
                                        			=======          	=======

Supplemental cash flow information:
Interest paid                              $   916	          $   790
                                         		=======	          =======
Income taxes paid                         	$    29          	$    65
                                         		=======	          =======

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

1)	Inventories, which are valued at the lower of first-in first-out cost or market, consists of (in thousands):

                        	November 26, 1999	      August 27, 1999

Raw materials               	$ 7,429	                $ 6,635
Work-in-process	               5,806                  	7,751
Finished goods	                5,326	                  4,360
                            	_______	                _______
                            	$18,561	                $18,746
                            	=======	                =======

2)  Liquidity and Going Concern Matters

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

	On October 21, 1999, the Board of Directors of the Company established a Special Committee consisting of Kenneth J. Roering (Chairman), Dennis M. Mathisen and Gerald E. Magnuson. The objective of the Special Committee is to evaluate options and to make recommendations to the Board with respect to various strategic alternatives intended to maximize shareholder value. Mr. Mathisen has resigned from the Board of Directors. Messrs. Roering and Magnuson are currently directors of the Company.

3)  Restructuring Expenses

In February 1999, the Company recorded a charge of $3.1 million for separation costs incurred in reducing its salaried work force. This charge was increased by $0.5 million in August 1999. The restructuring costs provide for approximately $2.0 million for severance and early retirement salary costs and approximately $1.6 million for medical, dental and other benefits being provided to the affected individuals. Approximately 46 people were affected by this action. The fiscal 1999 restructuring costs are in addition to the $8.5 million of similar costs charged to operations in fiscal 1998. As of November 26, 1999, approximately $0.8 million has been charged to the aforementioned restructuring reserve and by November 26, 1999, 43 employees had terminated employment with the Company.

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

	Both 1998 aforementioned restructuring charges were related to the Company's efforts to decrease cost and increase throughput. As of November 26, 1999, approximately $5.8 million had been charged to the Company's restructuring reserves and by November 1999, 269 employees had terminated employment with the Company related to the fiscal 1998 restructuring actions.

4)	Segment Reporting

	The following is a summary of certain financial information relating to the two segments for the three months ended as follows:

                          	November 26,	      November 27,
                              	1999	              1998
Total sales by segment:

	Core Business              	$ 33,591          	$ 28,329
	Micro Products                	1,220               	145
                            		_______	           _______
	Total company sales	          34,811           	 28,474
                            		_______	           _______

Operating Profit (loss) by segment:

	Core Business:
	Before corporate allocation   	4,339             	4,377
	Corporate cost allocation     	1,836             	1,538
	Interest expense	                751               	258
                            		_______	           _______
	Total                         	1,752             	2,581
                            		_______	           _______

	Micro Products:
	Before corporate allocation 	(2,583)           	(4,466)
	Corporate cost allocation	       406               	387
	Interest expense                	165                	65
                            		_______	           _______
	Total	                       (3,154)          	 (4,918)
                            		_______	           _______

Total segments operating
 losses	                      (1,402)          	 (2,337)
                            		=======	           =======

Sales by product line:

	Laminate material           	$ 8,638           	$ 6,218
	ViaThin	                       1,220	               144
	Novaflex HD                   	9,842	             7,888
	Novaflex VHD                  	1,514               	600
	Flexbase interconnects       	13,597            	13,623
                            		_______	           _______
                           		$ 34,811          	$ 28,473
                            		=======	           =======

SHELDAHL, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED OPERATING RESULTS AND FINANCIAL CONDITION

Three Months Ended November 26, 1999 and November 27, 1998


SALES
_______________

	The Company's net sales increased $6.3 million, or 22%, to $34.8 million for the three months ended November 26, 1999, as compared to the same period one year ago. Core Business sales increased $5.2 million, or 19%, to $33.6 million while Micro Products sales increased $1.1 million when compared to Quarter one of fiscal 1999. The increased sales were principally realized from the Company's family of Novacladr products - ViaThinr, Novaflexr HD and Novaflexr VHD - for applications serving the Datacom market.

	Core Business sales for the three months ended November 26, 1999 to the automotive market increased 3.2% to $20.7 million and represents 60% of total Company sales. Datacom sales for the same period increased $5.6 million, or 142%, to $9.5 million. Datacom sales represent 27% of total Company sales of which $8.3 million is from the Core Business segment and $1.2 million is from the Micro Products segment.

	Sales to the Company's other markets totaled $4.6 million, or 13%, of total Company revenue reflecting a modest increase of $0.1 million, or 3%, from the same period one year ago.

	The table below summarizes the Company's sales by market.

                        	Three Months Ended

                    	November 26,	  November 27,	   Gross	         %
	 Market	               1999	          1998        	Change      	Change

Automotive           	$20,716       	$20,081	       $   635       	3.2%
Datacom	                9,487         	3,922	         5,565     	141.9%
Aerospace/Defense	      1,837         	1,591	           246      	15.5%
Industrial	             1,785	         2,124         	(339)    	(16.0%)
Consumer                 	986           	756           	230      	30.4%
                     	_______	       _______	       _______	    _______
                     	$34,811	       $28,474	        $6,337	      22.2%
                     	=======	       =======	       =======	    =======

GROSS PROFIT
_______________

	Gross profit increased $2.0 million to 13.7% of sales for the three months ended November 26, 1999 compared to the same period one year ago. As reflected in the chart below, Micro Products gross loss was reduced nearly in half to $1.9 million compared to $3.7 million for the same period one year ago. Increased sales, reduced direct material usage in relation to sales and reduced fixed costs positively impacted gross loss. The Core Business gross profit increased $0.2 million resulting in a gross profit percent to sales of 19.7% compared to 22.5% for the same period one year ago. This reflected a less profitable sales mix with higher material costs as a percent of sales. Additionally, conversion costs consisting of direct labor and factory cost of sales for the Core Business product lines increased $1.4 million when compared to the same period one year ago with freight costs being a major part of the increase.


                    	November 26, 1999	             November 27, 1998

                	Core     	Micro     	Total	     Core	     Micro     	Total
              	Business  	Products  	Company  	Business  	Products  	Company

Sales          	$33,591	  $ 1,220   	$34,811 	  $28,329	   $   145	  $28,474
Cost of sales   	26,980	    3,074	    30,054	    21,950	     3,817	   25,767
Gross profit     	6,611	  (1,854)     	4,757	     6,379   	(3,672)    	2,707
% of sales       	19.7%	      N/A     	13.7%     	22.5%       	N/A     	9.5%


OTHER EXPENSES
_______________

	The Company's expenses excluding interest increased $0.5 million, or 11%, from $4.7 million for the three months ended November 27, 1998 to $5.2 million for the quarter ended November 26, 1999. Increased depreciation expenses for the Company's information technology upgrade fully deployed in the second half of fiscal 1999 and increased expenses for development efforts related to product for the Core Business automotive joint venture - Origin - were the principle areas contributing to this increase.

	During the quarter, increased borrowing and higher interest rates on the Company's credit and security agreement with its bank group increased gross interest expense $0.2 million. Reflecting reduced capital spending capitalized interest declined nearly $0.4 million for the three months ended November 26, 1999 when compared to the same period one year ago. As a result, net interest expense rose $0.6 million or 182% to $0.9 million compared to the same period one year ago.

	Interest costs and activities for the noted period are detailed below:

                      	Three Months Ended	   Three Months Ended
                       	November 26, 1999    	November 27, 1998    	Change
(in thousands)
Gross interest expense	      $  985                	$  799         	$ 186
Capitalized interest          	(69)                 	(476)	           407
                           	_______	               _______	       _______
Net interest	                $  916	                $  323	         $ 593
                           	=======	               =======	       =======


INCOME TAXES
_______________

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

FINANCIAL CONDITION
_______________

	On November 16, 1999, the Company refinanced its outstanding secured real estate loan. The new $4.3 million, ten-year secured real estate mortgage carries an interest rate of 8.53% and requires the Company to meet certain performance and reporting covenants. Annual principal payments and interest under the new secured loan will be $417,000 versus $1.3 million on the existing loan. Concurrent with the closing of this refinancing, the Company fully satisfied the $3.6 million secured real estate loan plus accrued and unpaid interest that was outstanding to the lender. The net effect of this refinancing enhanced fiscal 2000 liquidity by $0.9 million by reducing debt payments by approximately $0.4 million and interest payments by approximately $0.5 million.

	The Company's 1998 three-year credit agreement with a group of lenders lead by Norwest Bank, N.A., as agent, consists of a working capital revolver of $25 million based on levels of working capital and a term facility of $16 million based on the Company's fixed assets. As of August 27, 1999, the amount available to borrow on the revolver was approximately $6.6 million based on a $18.3 million borrowing base on the revolver. The term facility of $16 million has an outstanding balance as of the end of the fiscal year of $14.4 million with monthly repayments of $205,000 through May 2001. On November 8, 1999, the Company's borrowing available under the working capital portion of its 1998 credit facility was reduced. This change was initiated by the Company's lenders in conjunction with a waiver issued by the lenders related to the Company's failure to achieve certain quarterly financial ratios and the Company's current level of borrowing under the working capital revolver related to its events of non-compliance. Under the $25 million working capital revolver, the Company has the ability to borrow based on the levels of accounts receivable and inventory, which establishes a borrowing base. As of January 4, 2000, the Company's reduced borrowing base was $14.7 million. Actual borrowing under this working capital revolver was $10.7 million as of January 7, 2000 and the amount available to borrow was $4.0 million (see Capital Reserves). The applicable interest rate on the loan effective October 1, 1999 and November 26, 1999 was 10.25% and 10.50%, respectively.

	Capital Reserves.  	Since fiscal 1995, the Company has invested
significantly in new plant and equipment providing manufacturing capacity to deliver its patented Novacladr-based line of products to both existing and new customers. This included building and equipping a facility in Longmont, Colorado, to manufacture substrates for integrated circuit (IC) packages.
This capital expenditure was funded by a series of equity offerings commencing in June 1994 through March 1999, raising $100.5 million. The longer than expected period of time to achieve full product and market acceptance has resulted in greater losses generated from an under-utilized manufacturing facility and its supporting workforce. At the Longmont facility, the Company manufactures ViaArrayr and ViaThin - both Novaclad-based substrates for IC packages, plus the Company's Novaflex VHD product targeted at the high-end disc drive market. Sheldahl received its initial volume order for the VHD product line in October 1998. The Company's fiscal 1999 sales volume from Novaflex VHD was $5.6 million. Additionally, the base material for the Company's Novaflex HD is also produced in the Longmont facility. For all of fiscal 1999, $41.2 million of Novaclad based product was produced all or in part at the Longmont facility.

	As of the end of fiscal 1999, the Longmont facility was operating at approximately 20% of stated production capacity with projected breakeven at 40% - 60% of factory utilization or approximately $24 - $26 million of annual revenue of ViaThin and ViaArray products plus related volume of the Novaflex HD and VHD product lines. Breakeven volume at the Longmont facility is not expected until fiscal 2000 at the earliest. Overall, the Longmont manufacturing operation is estimated to have between a $2.5 million to $3.0 million negative impact on operating cash flow in fiscal 2000.

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

	For the three month period ended November 26, 1999, the Company improved its operating performance with cash flow from operations excluding restructure payment with a positive $0.22 million and met financial covenants established by its bank group. Capital spending for the three months ended November 26, 1999 was $0.7 million or $1.6 million below the same period one year ago.

	Net working capital increased to $21.4 million over the three months ended November 26, 1999 from $16.9 million as of August 27, 1999. An increase in the Company's accounts receivable increased $4.0 million, reflecting greater sales growth in the first quarter of fiscal 2000.


YEAR 2000 DISCLOSURE
_______________

	As of January 7, 2000, the Company has not experienced any negative material event related to the Y2K issue.


NEW ACCOUNTING PRONOUNCEMENTS
_______________

	In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impacts of adopting SFAS No. 133 and has not yet determined the timing or method of adoption.

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

		None.

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SHELDAHL, INC.
(Registrant)



Dated:  January 10, 2000	         By:  	/s/ Edward L. Lundstrom
                                        President and
                                        Chief Executive Officer


Dated:  January 10, 2000	         By:	  /s/ Jill D. Burchill
                                        Vice President and
                                        Chief Financial Officer