Form 10-Q
period 2000-02-25
SHELDAHL INC
filed 2000-04-10
CIK 89615

SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC   20549

                         Form 10-Q




(X)		QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

	OR

(  )		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


	For Quarter Ended February 25, 2000	Commission File Number: 0-45


                           SHELDAHL, INC.
        (Exact name of registrant as specified in its charter)



           	Minnesota                            	41-0758073
	(State or other jurisdiction of      	(IRS Employer Identification Number)
	incorporation or organization)



     	Northfield, Minnesota	                        55057
     	(Address of principal                  	    (Zip Code)
       	executive offices)




Registrant's telephone number, including area code:   (507) 663-8000

As of April 1, 2000, 11,762,111 shares of the Registrant's common stock were outstanding. Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     YES    X       NO

PART I: FINANCIAL INFORMATION


SHELDAHL, INC. AND SUBSIDIARY
	CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)


                                        	Six Months Ended
	(In thousands, except for per share data)

                                   	February 25,      	February 26,
                                       2000       	        1999


Net sales	                           	$66,842           	$56,516

Cost of sales                         	57,993            	50,697
                                   			_______	           _______

Gross profit	                           8,849	             5,819
                                   			_______	           _______

Expenses:
Sales and marketing                    	3,951             	4,751
General and administrative             	4,506             	3,758
Research and development               	1,582             	1,253
Interest                               	1,806               	987
Restructuring costs                        	-            	 3,100
                                    		_______	           _______
Total expenses	                        11,845	            13,849
                                     	_______	           _______

Loss before income taxes             	(2,996)           	(8,030)

Income taxes	                               -      	           -
                                   			_______	           _______

Net loss before preferred dividends  	(2,996)           	(8,030)

Convertible preferred stock
dividends                             (1,028)         	  (1,072)
	                                   		_______	           _______

Net loss applicable to common
shareholders                       	$ (4,024)         	$ (9,102)
                                   			=======	           =======

Net loss after convertible
preferred stock dividends
- basic and diluted                 	$ (0.35)          	$ (0.84)
                                   			=======	           =======

Weighted average number of
shares outstanding
- basic and diluted                   	11,638            	10,772
                                   			=======	           =======

The accompanying notes are an integral part of these statements.

SHELDAHL, INC. AND SUBSIDIARY
	CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)


                                      	Three Months Ended
	(In thousands, except for per share data)

                                 	February 25,      	February 26,
                                    	2000               	1999


Net sales                        		$32,030             	$28,042

Cost of sales	                      27,937	              24,930
                                			_______	             _______

Gross profit	                        4,093             	  3,112
                                			_______	             _______

Expenses:
Sales and marketing                 	1,861	               2,531
General and administrative          	2,274	               1,831
Research and development              	662                 	679
Interest	                              890	                 664
Restructuring costs            	         -             	  3,100
                                 		_______	             _______

Total expenses	                      5,687             	  8,805
                                  	_______	             _______

Loss before income taxes          	(1,594)             	(5,693)

Income taxes	                            -	                   -
                                			_______	             _______

Net loss before preferred
dividends                         	(1,594)	             (5,693)

Convertible preferred
stock dividends	                     (520)	               (418)
                                			_______	             _______

Net loss applicable to
common shareholders	             $ (2,114)	           $ (6,111)
	                                		=======	             =======

Net loss per
common share
- basic and diluted              	$ (0.18)            	$ (0.55)
                                			=======	             =======

Weighted average number
of shares outstanding
- basic and diluted                	11,663              	11,037
                                			=======	             =======

The accompanying notes are an integral part of these statements.

SHELDAHL, INC.
	CONSOLIDATED BALANCE SHEETS

                          	ASSETS

                                     	(Unaudited)
(In thousands)	                       February 25,    	August 27,
                                        	2000	            1999
Current assets:
Cash and cash equivalents            	$   1,201       	$   1,043
Accounts receivable, net	                21,459	          19,908
Inventories                             	20,987	          18,746
Other current assets                       	911	             593
                                      		_______	         _______
Total current assets	                    44,558	          40,290
                                        _______         	_______

Construction in progress                 	1,091           	3,399
Land and buildings	                      28,567	          28,560
Machinery and equipment                	130,288	         127,377
Less: accumulated depreciation	        (84,095)        	(76,491)
                                      		_______	         _______
Net plant and equipment	                 75,851       	   82,845
                                       	_______	         _______

Other assets	                               851             	795
                                      		_______	         _______

                                    			$121,260	        $123,930
                                     			=======         	=======

             	LIABILITIES AND SHAREHOLDERS INVESTMENT

Current liabilities:
Current maturities of long-term debt  	$  3,468	       $   4,142
Accounts payable	                        10,388	          10,493
Accrued salaries                        	 1,272	           1,323
Other accrued liabilities                	5,106           	4,682
Restructuring reserves                  	 1,368	           2,713
                                      		_______	         _______
Total current liabilities	               21,602         	 23,353
                                       	_______	         _______

Long-term debt                          	30,745	          29,284

Restructuring reserves                   	2,303	           2,484

Other non-current liabilities         	   3,341        	   3,477
                                      		_______	         _______

	Total liabilities	                      36,389	          58,598
                                     			_______         	_______

Shareholders' investment:
Convertible preferred stock                 	42              	40
Common stock	                             2,924	           2,903
Additional paid-in capital             	111,345         	109,407
Accumulated deficit	                   (51,042)      	  (47,018)
                                       	_______	         _______
Total shareholders' investment          	63,269	          65,332
                                       	_______	         _______

                                      	$121,260        	$123,930
                                       	=======	         =======

The accompanying notes are an integral part of these statements.

SHELDAHL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                         		Six Months Ended

(In thousands)                       	February 25,     	February 26,
                                        	2000              	1999
Operating activities:
Net loss		                            $ (4,024)	         $ (9,102)
	Adjustments to reconcile net
   loss to net cash used in
   operating activities:
Depreciation and amortization            	8,281             	8,066
Preferred stock dividends                	1,028             	1,072
Deferred income taxes                        	-                 	-
Restructuring costs charged to operations    	-             	3,100
Net change in other operating activities:
Accounts receivable	                    (1,551)	           (3,373)
Inventories                            	(2,241)           	(1,736)
Prepaid expenses and other
   current assets                        	(195)	             (630)
Other assets                              	(56)                	93
Accounts payable and accrued
   liabilities	                           (713)             	1,700
Restructuring payments made	            (1,550)	           (3,427)
Other non-current liabilities            	(137)	              (41)
                                       	_______	           _______
	Net cash used in operating activities	 (1,158)	           (4,278)
                                     			_______           	_______

Investing activities:
Capital expenditures, net	              (1,410)         	  (3,642)
                                      		_______	           _______

Financing activities:
Net borrowings under revolving
   credit facilities                     	1,900            	5,980
Proceeds from other long-term debt       	4,300                	-
Repayments of long-term debt	           (5,412)          	(2,449)
Costs and redemption of Series B
   preferred stock                           	-            	(837)
Net proceeds of Series E preferred stock	     -            	5,392
Net proceeds of Series F preferred stock	 1,800	                -
Stock options exercised                    	138              	156
                                      		_______	          _______
		Net cash provided by
  financing activities                	   2,726          	  8,242
                                     			_______	          _______

Net increase in cash equivalents	           158              	322

Cash and cash equivalents at
    beginning of period	                  1,043	            1,005
                                     			_______	          _______

Cash and cash equivalents at
    end of period	                      $ 1,201	          $ 1,327
                                     			=======	          =======

Supplemental cash flow information:
Interest paid                           $ 1,806	          $ 1,662
                                      		=======	          =======

Income taxes paid	                      $    29          	$    69
                                      		=======	          =======

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

1) Inventories, which are valued at the lower of first-in first-out cost or market, consist of (in thousands):

                    	February 25, 2000     	August 27, 1999

Raw materials            	$10,173	              $ 6,635
Work-in-process	            6,197	                7,751
Finished goods	             4,617                	4,360
                         	_______	              _______
                         	$20,987	              $18,746
                         	=======	              =======

2)  Liquidity and Going Concern Matters

Cash requirements to fund restructuring charges taken during fiscal 1999 and 1998 were $1.6 million in the first half of fiscal 2000 and are expected to be approximately $1.1 million in the second half of fiscal 2000, compared to $5.0 million in total for fiscal 1999. Fiscal 2000 capital expenditures for the Company are planned at approximately $5.0 million compared with $5.5 million in fiscal 1999. Debt repayments for fiscal 2000, including refinancing of the Longmont facility, will be $3.8 million including $2.5 million on the bank term facility and $1.0 million for various capital lease payments.

The impact of operating losses incurred during the first six months of fiscal 2000 and anticipated operating losses during the second half of fiscal 2000, tighter borrowing levels for the third and fourth quarters of fiscal 2000 pursuant to the Company's amended debt agreements and the continued uncertainty of the timing of sales growth of the Company's Micro Products business places significant pressure on the cash reserves of the Company. While the Company executed its plans during the first six months of fiscal 2000, it decreased its cash position by approximately $1.2 million when compared to fiscal year end 1999. The Company's cash position was improved by the issuance of the Series F Convertible Preferred Stock with gross proceeds totaling $1.8 million during the second quarter. Cash flow projections based on the Company's operating plan for the second half of fiscal 2000 reflect an increased demand for cash as Micro Product sales are anticipated to be at a level comparable with the first two quarters of fiscal 2000. As a result of the projected Micro Product sales, there will be intervals of time where borrowing capacity under the Company's debt agreements will be severely reduced. The inability of the Company to i) obtain sufficient production orders and sales for Micro Product's ViaThin in the range of $2 to $3 million for the remainder of fiscal 2000; ii) improve operating results in Micro Products for the remainder of fiscal 2000; iii) achievement of the sales acceleration in the Core Business during the second half of fiscal 2000 at levels necessary to offset any Micro Product losses resulting from an inability to obtain Micro Product sales in the range stated; iv) achieve the spending targets projected for the second half of fiscal 2000; and v) maintain adequate liquidity to fund normal operations, would result in the Company being out of compliance with certain of its debt covenants thereby allowing the Company's lenders to require full repayment of the outstanding borrowings under the Company's credit agreement and/or leave the Company in a cash reserve position that would require additional capital to fund operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has and will continue to implement operational measures designed to assist the Company in achieving its remaining fiscal 2000 budget and cash flow objectives. Should any of the matters discussed above ultimately occur, management may not be able to obtain the necessary additional new capital to fund operations. There can be no assurance that the Company will be successful in achieving its projected operating results for the remaining six months of fiscal 2000, in meeting its quarterly debt covenants or in any attempt to raise additional capital to fund operations on terms acceptable to the Company.

3)  Restructuring Expenses and Impairment Charges

In February 1999, the Company recorded a charge of $3.1 million for separation costs incurred in reducing its salaried work force. This charge was increased by $0.5 million in August 1999. The restructuring costs provide for approximately $2.0 million for severance and early retirement salary costs and approximately $1.6 million for medical, dental and other benefits being provided to the affected individuals. Approximately 46 people were affected by this action. The fiscal 1999 restructuring costs are in addition to the $8.5 million of similar costs charged to operations in fiscal 1998. As of February 25, 2000, approximately $1.3 million has been charged to the aforementioned restructuring reserve and by February 25, 2000, 45 employees had terminated employment with the Company.

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

	Both 1998 aforementioned restructuring charges were related to the Company's efforts to decrease cost and increase throughput. As of February 25, 2000, approximately $6.6 million had been charged to the Company's restructuring reserves and by November 1999, 269 employees had terminated employment with the Company related to the fiscal 1998 restructuring actions.

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

4)	Segment Reporting

	The following is a summary of certain financial information relating to the two segments for the six months ended as follows:

                              	February 25,     	February 26,
                                 	2000              	1999
	Total sales by segment:

	Core Business	                $ 64,432          	$ 55,881
	Micro Products	                  2,410	               635
                              		_______	           _______
	Total company sales          	$ 66,842          	$ 56,516
                              		=======	           =======

	Operating Profit (loss) by segment:

	Core Business:
	Before corporate allocation  	$  8,715          	$ 8,278
	Corporate cost allocation	       3,677            	3,012
	Interest expense	                1,481              	968
                              		_______	          _______
	Total	                        $  3,557         	$  4,298
	                              	=======	          =======

	Micro Products:
	Before corporate allocation	 $ (5,414)        	$ (8,269)
	Corporate cost allocation         	814              	762
	Interest expense                  	325              	197
                              		_______	          _______
	Total                       	$ (6,553)	        $ (9,228)
                              		=======	          =======

	Total segments
 operating losses	            $ (2,996)	        $ (4,930)
                             		=======	           =======

	Sales by product line:

	Laminate material           	$ 16,270          	$ 12,749
	ViaThin                        	2,410               	635
	Novaflex HD	                   20,902            	14,867
	Novaflex VHD                   	2,273             	2,830
	Flexbase interconnects	        24,987          	  25,435
                             		_______	           _______
	                            	$ 66,842	          $ 56,516
                             		=======	           =======


	The following is a summary of certain financial information relating to the two segments for the three months ended as follows:

                             	February 25,	      February 26,
                                	2000               	1999
	Total sales by segment:

	Core Business	                $ 30,840          	$ 27,551
	Micro Products	                  1,190	               491
                              		_______	           _______
	Total company sales          	$ 32,030          	$ 28,042
                              		=======	           =======

	Operating Profit (loss) by segment:

	Core Business:
	Before corporate allocation   	$  4,376         	$  3,723
	Corporate cost allocation        	1,840            	1,475
	Interest expense                   	730	              531
                                	_______          	_______
	Total                         	$  1,806	         $  1,717
                               		=======	          =======

	Micro Products:
	Before corporate allocation   	$ (2,833)       	$ (3,802)
	Corporate cost allocation           	407             	375
	Interest expense	                    160             	133
                                		_______	         _______
	Total	                         $ (3,400)       	$ (4,310)
                                		=======	         =======

	Total segments operating
 losses	                        $ (1,594)       	$ (2,593)
                                		=======         	=======

	Sales by product line:

	Laminate material              	$  7,632         	$ 6,530
	ViaThin                           	1,191             	491
	Novaflex HD                      	11,059           	6,979
	Novaflex VHD	                        758           	1,641
	Flexbase interconnects         	  11,390        	  12,401
                                		_______	         _______
                               		$ 32,030	        $ 28,042
                                		=======	         =======

SHELDAHL, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED OPERATING RESULTS AND FINANCIAL CONDITION

Six Months Ended February 25, 2000 and February 26, 1999

SALES

The Company's net sales increased $10.3 million, or 18.3%, from $56.5 million for the six months ended February 26, 1999 to $66.8 million for the six months ended February 25, 2000. Core Business sales increased $8.5 million, or 15.3%, to $64.4 million while Micro Products sales increased $1.8 million, or 280%, when compared to the first six months of fiscal 1999. The increased sales were principally realized from the Company's family of Novacladr products - ViaThinr, Novaflexr HD and VHD - for applications serving the datacom market.

Core Business sales for the six months ended February 25, 2000 to the automotive market increased 2.7% to $39.8 million and represents 59.5% of total Company sales. Datacom sales for the same period increased $8.9 million, or 95.8%, to $18.1 million, driving mainly by new customers in the computer segment. Datacom sales represent 27% of total Company sales of which $15.7 million is from the Core Business segment and $2.4 million is from the Micro Products segment.

Sales to the Company's other markets totaled $9.0 million, or 13.5%, of total Company revenue reflecting a modest increase of $0.4 million, or 5%, from the same period one year ago.

The chart below details the Company's sales by market during the period (in thousands):

               		Six Month Ended	    Six Months Ended
	Market	        February 25, 2000  	February 26, 1999  	Inc (Dec)  	% Change

Automotive        	$ 39,760            	$ 38,702        	$  1,058     	2.7%
Datacom	             18,066	               9,225           	8,841    	95.8%
Industrial	           3,391	               3,683           	(292)   	(7.9%)
Consumer             	1,866               	1,402	             464    	33.1%
Aerospace/Defense    	3,760               	3,504             	256     	7.3%
                   	_______	             _______	         _______	  _______
Total	             $ 66,842            	$ 56,516        	$ 10,326	    18.3%
                   	=======	             =======	         =======	  =======

GROSS PROFIT

Gross profit increased to 13.2% of sales, or $8.8 million, for the six months ended February 25, 2000 compared to $5.8 million the same period one year ago. As reflected in the table below, increased sales volume and improved manufacturing operations reduced Micro Products gross loss to $4.0 million compared to $6.7 million for the same period one year ago. Core Business gross profit increased $0.3 million to $12.8 million, or 19.9%, of sales.
This reflected a less profitable sales mix with higher material costs as a percent of sales. Additionally, conversion costs consisting of direct labor and factory cost of sales for the Core Business product lines increased $1.4 million when compared to the same period one year ago with freight costs being a major part of the increase.

	Six Months Fiscal 2000	Six Months Fiscal 1999

	            Core	     Micro	     Total	     Core	     Micro	     Total
          	Business	  Products  	Company  	Business  	Products  	Company
(In millions)

Sales	      $64,432	  $ 2,410	   $66,842	   $55,881	   $   635	   $56,516

Cost of
sales        51,593	    6,400   	 57,993   	 43,361    	 7,336   	 50,697
           	_______	  _______	   _______	   _______	   _______	   _______
Gross
profit     	$12,839	  $(3,990)	  $ 8,849	   $12,520	   $(6,701)	  $ 5,819
            	======	  =======	   =======	   =======	   =======	   =======

% of sales	   19.9%	      N/A	     13.2%	     22.4%	       N/A	     10.3%


OTHER EXPENSES

The Company's expenses excluding interest and restructuring charges increased $0.3 million, or 2.8%, from $9.7 million for the six months ended February 26, 1999 to $10.0 million for the six months ended February 25, 2000. Increased depreciation expenses for the Company's information technology upgrade fully deployed in the second half of fiscal 1999 was partially offset by declines in salaries.

During the quarter, higher interest rates on the Company's credit and security agreement with its bank group increased gross interest expense $0.2 million. Reflecting reduced capital spending, capitalized interest declined nearly $0.6 million for the six months ended February 25, 2000 when compared to the same period one year ago. As a result, net interest expense rose $0.8 million, or 83%, to $1.8 million compared to the same period one year ago.

Interest costs and activities for the noted period are detailed below:

                           	Six Months           	Six Months
                        	February 25, 2000    	February 26, 1999    	Change

Gross interest expense	      $ 1,905             	 $ 1,719         	$   186
Capitalized interest            (99)	                (732)             	633
                            	_______	              _______	         _______
Net interest	                $ 1,806	              $   987         	$   819
                            	=======	              =======	         =======


INCOME TAXES

In May 1998, based upon restructuring charges, write-offs and continued losses at the Company's Longmont, Colorado facility, management provided a valuation allowance for its net deferred tax assets. This resulted in a $3.1 million charge to income during fiscal 1998. Since that time, the Company has not and will not reflect in immediate future periods any tax provision or benefit until such net deferred tax assets are offset by reported pretax profits or that the degree of certainty increases as to the future profit performance of the Company to allow for the reversal of the valuation allowance.

Three Months Ended February 25, 2000 and February 26, 1999

SALES

The Company's net sales increased $4.0 million, or 14.2%, from $28.0 million for the three months ended February 26, 1999 million for the three months ended February 25, 2000. Core Business sales increased $3.3 million, or 11.9%, to $30.8 million while Micro Products sales increased $0.7 million, or 142%, when compared to the second Quarter of fiscal 1999. The increased sales were principally realized from the Company's family of Novacladr products - ViaThinr, Novaflexr HD and VHD - for applications serving the datacom market.

Core Business sales for the three months ended February 25, 2000 to the automotive market increased 2.3% to $19.0 million and represents 59.5% of total Company sales. Datacom sales for the same period increased $3.3 million, or 61.8%, to $8.6 million. Datacom sales represent 26.8% of total Company sales of which $7.4 million is from the Core Business segment and $1.2 million is from the Micro Products segment.

Sales to the Company's other markets totaled $4.4 million, or 13.7%, of total Company revenue reflecting a modest increase of $0.3 million, or 7%, from the same period one year ago.

The table below details the Company's sales by market for the period (in thousands):

                 	Three Months	       Three Months
 Market	       February 25, 2000	  February 26, 1999	  Gross Change	  % Change

Automotive        	$ 19,043          	$ 18,621         	$    422       	2.3%
Datacom              	8,580	             5,303	            3,277	      61.8%
Industrial	           1,605	             1,559	               46	       3.0%
Consumer	               880	               646	              234      	36.2%
Aerospace/Defense    	1,922	             1,913	                9	        .5%
                   	_______	           _______	          _______	    _______
Total	             $ 32,030	          $ 28,042	         $  3,988	      14.2%
                   	=======           	=======          	=======	    =======



GROSS PROFIT

Total gross profit increased $1.0 million to 12.8% of sales for the three months ended February 25, 2000 compared to the same period one year ago. As reflected in the chart below, Micro Products gross loss decreased by 29.5% to $2.1 million compared to $3.0 million for the same period one year ago. Increased sales, reduced direct material usage in relation to sales and reduced fixed costs positively impacted gross loss. The Core Business gross profit increased $0.1 million resulting in a gross profit percent to sales of 20.2% compared to 22.3% for the same period one year ago. This reflected a less profitable sales mix with higher material costs as a percent of sales.

 	           Three Months Fiscal 2000	        Three Months Fiscal 1999

          	Core      	Micro	    Total	     Core	     Micro	     Total
       	 Business  	Products	  Company	  Business  	Products  	Company
(In millions)

Sales   	$30,840	   $ 1,190	   $32,030   	$27,551	   $  491   	$28,042

Cost of
sales	    24,612   	  3,325   	 27,937   	 21,411   	  3,519   	 24,930
        	_______	   _______	   _______	   _______	   _______	   _______

Gross
profit	  $ 6,228	  $(2,135)	   $ 4,093	   $ 6,140  	$(3,028)   	$ 3,112
        	=======	   =======	   =======	   =======	   =======	   =======

% of
sales	     20.2%	       N/A	     12.8%	     22.3%       	N/A     	11.1%


OTHER EXPENSES

The Company's expenses excluding interest and restructuring charges decreased $0.2 million, or 4.9%, from $5.0 million for the three months ended February 26, 1999 to $4.8 million for the quarter ended February 25, 2000. A decline in salaries was the principle area contributing to this decrease.

During the quarter, gross interest expense was unchanged from the same period one year ago. Reflecting reduced capital spending, capitalized interest declined $0.2 million for the three months ended February 25, 2000 when compared to the same period one year ago. As a result, net interest expense rose $0.2 million, or 34%, to $0.9 million compared to the same period one year ago.

Interest costs and activities for the noted period are detailed below:

                         	Three Months          	Three Months
                       	February 25, 2000    	February 26, 1999	    Change

Gross interest expense	     $    920	            $    921         	$    (1)
Capitalized interest           	(30)               	(257)              	227
                            	_______	             _______	          _______
Net interest               	$    890            	$    664          	$   226
                            	=======	             =======	          =======


FINANCIAL CONDITION

On November 16, 1999, the Company refinanced its outstanding secured real estate loan. The new $4.3 million, ten-year secured real estate mortgage carries an interest rate of 8.53% and requires the Company to meet certain reporting requirements. Annual principal payments and interest under the new secured loan will be $417,000 versus $1.3 million on the previous loan. Concurrent with the closing of this refinancing, the Company fully satisfied the $3.6 million secured real estate loan plus accrued and unpaid interest that was outstanding to the lender. The net effect of this refinancing enhanced fiscal 2000 liquidity by $0.9 million by reducing debt payments by approximately $0.4 million and interest payments by approximately $0.5 million.

The Company's 1998 three-year credit agreement with Norwest Bank, N.A. and C.I.T. consists of a working capital revolver of $25 million based on levels of working capital and a term facility of $16 million based on the Company's fixed assets. As of August 27, 1999, the amount available to borrow on the revolver was approximately $6.6 million based on a $18.3 million borrowing base on the revolver. The term facility of $16 million had an outstanding balance as of the end of fiscal 1999 of $14.4 million with monthly repayments of $205,000 through May 2001. On November 8, 1999, the Company's borrowing available under the working capital portion of its 1998 credit facility was reduced. This change was initiated by the Company's lenders in conjunction with a waiver issued by the lenders related to (I) The Company's failure to achieve certain quarterly financial ratios and (II) The Company's then current level of borrowing under the working capital revolver related to its events of non-compliance. Under the $25 million working capital revolver, the Company has the ability to borrow based on the levels of accounts receivable and inventory, which establishes a borrowing base. As of March 9, 2000, the Company's reduced borrowing base was $16.2 million. Actual borrowing under this working capital revolver was $11.1 million as of March 9, 2000 and the amount available to borrow was $5.1 million (see Capital Reserves). The applicable interest rate for borrowings under the credit agreement at February 25, 2000 was at 10.75%.

Capital Reserves.  	Since fiscal 1995, the Company has invested significantly
in new plant and equipment providing manufacturing capacity to deliver its patented Novacladr-based line of products to both existing and new customers. This included building and equipping a facility in Longmont, Colorado, to manufacture substrates for integrated circuit (IC) packages. This capital expenditure was funded by a series of equity offerings commencing in June 1994 through January 2000, raising $102.3 million. The longer than expected period of time to achieve full product and market acceptance has resulted in greater losses generated from an under-utilized manufacturing facility and its supporting workforce. At the Longmont facility, the Company manufactures ViaArrayr and ViaThin - both Novaclad-based substrates for IC packages, plus the Company's Novaflex VHD product targeted at the high-end disc drive market.
 Sheldahl received its initial volume order for the VHD product line in October 1998. The Company's fiscal 1999 sales volume from Novaflex VHD was
$5.6 million. Additionally, the base material for the Company's Novaflex HD is also produced in the Longmont facility. For all of fiscal 1999, $40.8 million of Novaclad based product was sold, produced all or in part at the Longmont facility. For the first half of fiscal 2000, $25.6 million of Novaclad-based product was sold, produced all or in part at the Longmont facility.

As of the end of fiscal 1999, the Longmont facility was operating at approximately 20% of stated production capacity with projected breakeven at 40% - 60% of factory utilization or approximately $24 - $26 million of annual revenue of ViaThin and ViaArray products plus related volume of the Novaflex HD and VHD product lines. There has been no material change in the utilization. Breakeven volume at the Longmont facility is not expected until the second half of fiscal 2001 at the earliest.

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

For the six month period ended February 25, 2000, the Company improved its operating performance with cash flow from operations excluding restructuring cost payments with a positive $0.3 million and met the financial covenants established by its bank group. Capital spending for the six months ended February 25, 2000 was $1.4 million or $2.2 million below the same period one year ago.

Net working capital increased to $23.0 million for the six months ended February 25, 2000 from $16.9 million as of August 27, 1999. An increase in the Company's accounts receivable of $1.6 million reflected greater sales growth in the first six months of fiscal 2000.

One of the Company's major contract manufacturers is in the process of securing new financing. A failure to successfully complete such refinancing could cause disruption to the Company's operations and have a material adverse impact on the Company's financial condition and results of operations.


YEAR 2000 DISCLOSURE

As of March 23, 2000, the Company has not experienced any negative material event related to the Y2K issue.


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


CAUTIONARY STATEMENT

The discussion above contains statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements by their nature involve substantial risks and uncertainties as described by Sheldahl's periodic filings. Actual results may differ materially depending on a variety of factors, including but not limited to the following: the achievement of Sheldahl's projected operating results, the ability of Sheldahl to successfully obtain waivers from its lenders for any defaults on its debt covenants, the achievement of efficient volume production and related sales revenue results at Longmont, the ability of the Company's major contract manufacturer to secure financing for its business operations, the ability of the Company to generate sufficient cash flow to fund operations, the ability of Sheldahl to identify and successfully pursue other business opportunities, Sheldahl not entering into an agreement with respect to a strategic transaction or any such transaction not being consummated and Sheldahl successfully defending and ultimately prevailing on the actions brought by Sheldahl shareholders. Additional information with respect to the risks and uncertainties faced by Sheldahl may be found in, and the prior discussion is qualified in its entirety by, the Risk Factors contained in the Company's filings with the Securities and Exchange Commission, including Sheldahl's Annual Report, Form 10-K for the fiscal year ended August 27, 1999, Form 10-Q for the quarter ended November 26, 1999 and other SEC filings.

PART II - OTHER INFORMATION

SHELDAHL, INC. AND SUBSIDIARY
FORM 10-Q

Item 1.	Legal Proceedings

In late February and early March, five state court lawsuits were commenced against the Company, its directors and Molex Incorporated. The initial lawsuit was filed by Kelly Townsend, on behalf of herself and others similarly situated, in the Hennepin County District Court. That lawsuit was followed by similar lawsuits filed in the Rice County District Court by James Delmonte, John DeSchepper and Michael Miller, each on behalf of the named plaintiff and others similarly situated. A fifth lawsuit was filed by Irwin L. Jacobs, Daniel T. Lindsay, Dennis M. Mathisen and Marshall Financial Group, Inc. in the Rice County District Court. Each of the lawsuits claim that the consideration to be paid in a proposed transaction between the Company and Molex Incorporated, as announced by the Company on February 17, 2000, is unfair and inadequate for the Company's shareholders. Each of the Complaints, other than the Complaint filed by Irwin Jacobs, et al., requested certification as a class action. All of the Complaints seek injunctive relief and compensatory damages. Subsequent to the receipt of the Complaints by the Company, the plaintiffs sought temporary restraining orders and preliminary injunctions in both the Hennepin and Rice County Courts. Both Courts denied the plaintiffs' relief. On March 20, 2000, the Company announced that Molex Incorporated had notified the Company that it would not make a proposal to enter into an agreement to acquire the remaining equity interests of Sheldahl not currently owned by Molex. On March 22, 2000, Irwin Jacobs, et al. voluntarily dismissed their lawsuit. On April 5, 2000, Kelly Townsend, et al. and Michael Miller, et al. voluntarily dismissed their lawsuits. The Company has filed motions to dismiss the remaining lawsuits and expects that such motions will be granted. The Company has also requested that the two remaining plaintiffs voluntarily dismiss their lawsuits.

Item 2.  Changes in Securities and Use of Proceeds

On January 4, 2000, the Board of Directors of the Company, ratified and approved a private placement of its newly created Series F Convertible Preferred Stock, $1.00 par value per share, and Warrants (the "Warrants") to purchase shares of the Company's Common Stock, $.25 par value per share (the "Preferred Stock"), to two accredited investors (the "Investors"). The
Board also authorized granting the Investors certain registration rights with regard to the shares of Common Stock underlying the Preferred Stock and the Warrants. The closing of the private placement of $1,800,000 occurred on January 11, 2000. Based on the manner of sale and representations of the Investors, all of which were accredited, the Company believes that pursuant to Rule 506 of Regulation D, the private placement was a transaction not involving any public offering within the meaning of section 4(2) of the Securities Act of 1933, as amended, and was, therefore, exempt from the registration requirements thereof.

The Company sold an aggregate of 1,800 shares of the Preferred Stock to the Investors for an aggregate purchase price of $1,800,000, pursuant to the Convertible Preferred Stock Purchase Agreement among the Company and the Investors (the "Agreement").

The Preferred Stock is entitled to 5% dividends, payable annually, in shares of Common Stock or, in limited circumstances, cash. The Preferred Stock is convertible into shares of the Company's Common Stock at any time. Each holder of Preferred Stock is entitled to convert each share of Preferred Stock into that number of shares of Common Stock that equals $1,000 plus accrued dividends divided by the Conversion Price. The Conversion Price is $5.46 per share. The Conversion Price is subject to adjustment for certain dilution and market price events.

The Agreement between the Company and the Investors, and the Certificate of Designation for the Preferred Stock, are incorporated herein by reference as Exhibits 4.1 and 4.2 to the Company's Current Report on Form 8-K filed January 11, 2000.

Warrants
_______________


In connection with the issuance of the Preferred Stock, the Company also granted to each Investor a Warrant to purchase shares of the Company's Common Stock. The aggregate amount of shares of Common Stock the Company is obligated to issue under the Warrants is 55,800 at an exercise price of $5.46 per share. The Warrants are exercisable for a period of five years. The form of Warrant issued by the Company to the Investors is incorporated herein by reference as Exhibit 4.3 to the Company's Current Report on Form 8-K filed January 11, 2000.

Registration Rights
_______________


The Company granted the Investors certain registration rights. The registration rights cover all shares of Common Stock issuable to the Investors
(i) upon conversion of shares of the Preferred Stock, (ii) as accrued dividends on the Preferred Stock, and (iii) upon exercise of the Warrants. Under the terms of the Agreement, the Company was obligated to file a shelf Registration Statement within sixty (60) days of January 11, 2000 on Form S-3 but has delayed such filing.

The Registration Rights Agreement between the Company and the Investors specifying the terms of the registration rights is incorporated herein by reference as Exhibit 4.4 to the Company's Current Report on Form 8-K filed January 11, 2000.

Special Covenants
_______________


In addition to special covenants some of which have expired, in the event the Investors and the Company decide to pursue an additional purchase of Series F Convertible Preferred Stock and it is determined that shareholder approval of such additional investment is required, the Company agreed to use its best efforts to obtain shareholder approval of the potential additional investment, including a Board of Directors recommendation in favor of approval.

Use of Proceeds
_______________


The proceeds from the Series F private placement were used by the Company to improve the Company's liquidity position. The Company will not receive any proceeds from the resale of the shares of Common Stock issuable to the Investors upon conversion of the Preferred Stock. If the Warrants issued to the Investors are exercised in full, the Company will receive approximately $304,668. Such amount is intended to be used by the Company for working capital purposes. There can be no assurance, however, that the Warrants will be exercised.

Conversion and Exercise Price Adjustments
_______________


On February 26, 2000, the Company issued shares of its Common Stock in respect of a dividend owed to holders of its Series E Convertible Preferred Stock. Under the terms of the Company's Series D Convertible Preferred Stock (the "Series D") and warrants issued in connection therewith as well as under the terms of the Company's warrants outstanding to its lenders, the payment of the Common Stock dividend required adjustments to the Series D conversion price and the warrants' respective exercise prices. As a result, as of February 26, 2000, the Company's Series D is convertible at a per share price of $6.12, the warrants issued in connection with the Series D are exercisable at a per share price of $7.6454 for 330,983 shares and the Company's bank warrant is exercisable at a per share price of $6.78915 for 101,909 shares.

Item 4.  Submission to matters to a vote of securities holders

a)	The Annual Meeting of the shareholders of Sheldahl, Inc. was held on
January 12, 2000.

b)	A proposal was made to ratify and approve an amendment to the Company's
Bylaws to reduce the number of directors from nine to eight. Since a majority of all outstanding shares did not vote in favor of such amendment, as required in the Company's Bylaws, the proposal was not approved. Shares were voted as follows:

	For	Against    	Abstain	    Broker     Non-Vote

 	4,305,905    		690,539   		893,074    			0

c) Eight directors were elected at the meeting to serve for one year or until their successors are elected and qualified. Shares were voted as follows:

                               	For             	Withheld Authority

	James E. Donaghy           		4,108,400           			1,781,118
	John G. Kassakain		          3,792,200           			2,097,318
	Edward L. Lundstrom         	4,124,369           			1,765,149
Gerald E. Magnuson	           3,790,044           			2,099,474
	William B. Miller	          	4,129,512           			1,760,006
	Kenneth J. Roering	          3,794,299           			2,095,219
	Raymond C. Wieser	          	4,132,647           			1,756,871
	Beekman Winthrop	           	4,130,735            		1,758,783

d) A proposal was made to approve the selection of the Company's independent public accountants for the current fiscal year. The proposal was approved and shares were voted as follows:

    	For	       Against	     Abstain

 	5,335,731	   	153,323	    	400,464

Item 6.  Exhibits and Reports on Form 8-K

A)	Exhibits

27	Financial data schedule


B)	Reports on Form 8-K

Current Report on Form 8-K filed January 11, 2000, reporting the
Company's Series F Preferred Stock private placement.

Current Report on Form 8K filed February 17, 2000, reporting that the Company and Molex, Incorporated were engaged in discussion regarding a potential acquisition of the Company by Molex.

Current Report on Form 8-K filed February 23, 2000, reporting that the Company was served with a Minnesota State court complaint by a Sheldahl shareholder against the Company, its directors and Molex Incorporated.

Current Report on Form 8-K filed March 15, 2000, reporting that the Company and Molex remain in discussions.

Current Report on Form 8-K filed March 20, 2000, reporting that
Molex Incorporated had notified the Company that Molex would not make a proposal to enter into an agreement to acquire the remaining equity interests of the Company not currently owned by Molex.

	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SHELDAHL, INC.
(Registrant)



Dated         April 10, 2000         	By	/s/ Edward L. Lundstrom
                                         President and
                                         Chief Executive Officer


Dated         April 10, 2000         	By	/s/ Jill D. Burchill
                                         Vice President and
                                         Chief Financial Officer