Form 10-Q
period 2000-05-26
SHELDAHL INC
filed 2000-07-10
CIK 89615

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC   20549

                            Form 10-Q




(X)		QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

	OR

(  )		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


	For Quarter Ended May 26, 2000	              Commission File Number: 0-45


                            SHELDAHL, INC.
          (Exact name of registrant as specified in its charter)



	Minnesota	                                       41-0758073
	(State or other jurisdiction of	     (IRS Employer Identification Number)
	incorporation or organization)



	Northfield, Minnesota	                              55057
	(Address of principal                           	(Zip Code)
	executive offices)




Registrant's telephone number, including area code: (507) 663-8000


As of July 1, 2000, 11,762,111 shares of the Registrant's common stock were outstanding. Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     YES    X       NO

PART I: FINANCIAL INFORMATION

Item 1. Financial  Statements

                        SHELDAHL, INC. AND SUBSIDIARY
                  	CONSOLIDATED STATEMENTS OF OPERATIONS
                              	(Unaudited)


                                              	Nine Months Ended

(In thousands,
except for per share data)	                May 26, 2000     	May 28, 1999


Net sales	                                   	$102,994	        $89,091

Cost of sales	                                  91,794	         79,224
                                            			_______	        _______

Gross profit                                  	 11,200	          9,867
                                            			_______	        _______

Expenses:
Sales and marketing                             	6,103	          6,923
General and administrative	                      6,640	          6,153
Research and development	                        2,375	          1,870
Interest	                                        2,746	          1,787
Restructuring costs                      	           -	          2,600
                                             		_______	        _______
Total expenses	                                 17,864	         19,333
                                              	_______	        _______

Loss before income taxes                      	(6,664)	        (9,466)

Income taxes                                        	-	              -
                                            			_______	        _______

Net loss before preferred dividends	           (6,664)	        (9,466)

Convertible preferred stock dividends	         (1,555)	        (1,593)
                                           			_______	        _______

Net loss applicable to common shareholders	  $ (8,219)     	$ (11,059)
                                            			=======	        =======

Net loss after convertible preferred
  stock dividends
- basic and diluted                          	$ (0.70)	       $ (1.02)
                                            			=======	        =======

Weighted average number of shares
   outstanding - basic and diluted             	11,680         	10,857
                                            			=======	        =======

                         SHELDAHL, INC. AND SUBSIDIARY
                   	CONSOLIDATED STATEMENTS OF OPERATIONS
                               	(Unaudited)


                                               	Three Months Ended

(In thousands,
except for per share data)	                May 26, 2000	    May 28, 1999


Net sales	                                   	$36,152	         $32,575

Cost of sales	                                 33,801	          28,527
                                           			_______	         _______

Gross profit	                                   2,351	           4,048
                                           			_______	         _______

Expenses:
Sales and marketing                            	2,151           	2,172
General and administrative                     	2,134	           2,396
Research and development	                         793	             616
Interest                                        	 940	             799
Restructuring costs	                                -	           (500)
                                           			_______	         _______


Total expenses	                                 6,018         	  5,483
                                           			_______	         _______


Loss before income taxes                     	(3,667)         	(1,435)

Income taxes	                                       -	               -
                                           			_______	         _______


Net loss before preferred dividends	          (3,667)         	(1,435)

Convertible preferred stock dividends	          (528)      	     (521)
                                           			_______	         _______


Net loss applicable to common shareholders 	$ (4,195)       	$ (1,956)
	                                           		=======	         =======

Net loss per common share
- basic and diluted	                         $ (0.36)	        $ (0.18)
                                           			=======	         =======

Weighted average number of shares
   outstanding - basic and diluted	            11,762          	11,153
                                           			=======	         =======

                            SHELDAHL, INC.
                      	CONSOLIDATED BALANCE SHEETS

                              	ASSETS

                            	(Unaudited)
(In thousands)                             	May 26,	    August 27,
                                            	2000	         1999
Current assets:
Cash and cash equivalents                 	$   972       $ 1,043
Accounts receivable, net                  	 22,330	       19,908
Inventories                                	18,434	       18,746
Prepaid expense and other current assets	      939	          593
                                        			_______	      _______

Total current assets	                       42,675	       40,290
                                        			_______	      _______


Construction in progress	                      793	        3,399
Land and buildings                         	28,662	       28,560
Machinery and equipment	                   130,786	      127,377
Less: accumulated depreciation	           (88,274)     	(76,491)
                                        			_______	      _______

Net plant and equipment	                    71,967	       82,845
                                        			_______	      _______


Other assets	                                  773	          795
                                        			_______	      _______


                                       			$115,415	     $123,930
                                        			=======	      =======

                    	LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
Current maturities of long-term debt     	$  3,468     	$  4,142
Accounts payable                           	12,082	       10,493
Accrued salaries                            	1,310	        1,323
Other accrued liabilities	                   5,069	        4,682
Restructuring reserves	                      1,227	        2,713
                                        			_______	      _______

Total current liabilities	                  23,156	       23,353
                                        			_______	      _______


Long-term debt	                             27,708	       29,284

Restructuring reserves                      	1,734	        2,484

Other non-current liabilities            	   3,340	        3,477
                                        			_______	      _______


	Total liabilities	                         55,938      	 58,598
                                        			_______	      _______


Shareholders' investment:
Convertible preferred stock	                    42	           40
Common stock	                                2,940	        2,903
Additional paid-in capital	                111,732	      109,407
Accumulated deficit                     	 (55,237)	     (47,018)
                                        			_______	      _______

Total shareholders' investment	             59,477	       65,332
                                        			_______	      _______


                                         	$115,415	     $123,930
                                         	========	      =======

                   SHELDAHL, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)


	                                             	Nine Months Ended

(In thousands)	                         May 26, 2000    	May 28, 1999

Operating activities:
Net loss	                                	$(8,219)	       $(11,059)
	Adjustments to reconcile net loss
   to net cash used in operating activities:
Depreciation and amortization	              12,459	          12,620
Preferred stock dividends                   	1,555	           1,593
Deferred income taxes                           	-	               -
Restructuring costs charged to operations       	-           	2,600
Net change in other operating activities:
Accounts receivable                       	(2,422)	         (4,799)
Inventories                                   	312         	(2,535)
Prepaid expenses and other current assets   	(222)	           (118)
Other assets                                   	22             	204
Accounts payable and accrued liabilities      	461	           2,219
Restructuring payments made               	(2,289)         	(4,195)
Other non-current liabilities	               (136)	           (238)
                                        			_______	         _______

	Net cash provided by (used in) operating
activities	                                  1,521	         (3,708)
	                                        		_______	         _______


Investing activities:
Capital expenditures, net	                 (1,705)	         (5,547)
                                        			_______	         _______


Financing activities:
Net borrowings (repayments)
under revolving credit facilities	           (290)	           4,599
Payments of term facility                       	-	         (1,025)
Proceeds from other long-term debt	          4,300	               -
Repayments of long-term debt	              (6,261)	         (2,452)
Costs and redemption of Series B
     preferred stock                            	-	           (837)
Net proceeds of Series E preferred stock	        -	           8,437
Net proceeds of Series F preferred stock	    1,800	               -
Stock options exercised	                       564	             156
                                        			_______	         _______

		Net cash provided by financing activities	   113	           8,878
                                        			_______	         _______


Net decrease in cash equivalents	             (71)	           (377)
                                        			_______	         _______


Cash and cash equivalents at
beginning of period	                         1,043	           1,005
                                        			_______         	_______


Cash and cash equivalents at
end of period                              	$  972         	$   628
                                        			=======	         =======

Supplemental cash flow information:
Interest paid	                             $ 2,746	         $ 2,547
                                         		=======	         =======
Income taxes paid                         	$    42	         $   152
                                         		=======         	=======

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

1) Inventories, which are valued at the lower of first-in first-out cost or market, consist of (in thousands):

                           	May 26, 2000     	August 27, 1999

Raw materials                	$ 8,549	           $ 6,635
Work-in-process	                6,250	             7,751
Finished goods	                 3,635          	   4,360
                             	_______           	_______
                             	$18,434	           $18,746
                             	=======           	=======

2)  Liquidity and Going Concern Matters

Cash requirements to fund restructuring charges taken during fiscal 1999 and 1998 were $2.3 million in the nine months of fiscal 2000 and are expected to be approximately $0.4 million in the fourth quarter of fiscal 2000, compared to $5.0 million in total for fiscal 1999. Fiscal 2000 capital expenditures for the Company are planned at approximately $3.0 million compared with $5.5 million in fiscal 1999. Debt repayments for fiscal 2000, including refinancing of the Longmont facility, will be $3.8 million including $2.5 million on the bank term facility and $1.0 million for various capital lease payments.

The impact of operating losses incurred during the first nine months of fiscal 2000 and anticipated operating results during the fourth quarter of fiscal 2000, tighter borrowing levels for the fourth quarter of fiscal 2000 pursuant to the Company's amended debt agreements and the continued uncertainty of the timing of sales growth of the Company's Micro Products business places significant pressure on the cash reserves of the Company. The Company was out of compliance with one of its debt covenants at May 26, 2000 and received a waiver from its lenders with respect to such matters of non-compliance. In addition, new debt covenants have been established for the Company's fourth quarter ending September 1, 2000.

3)  Restructuring Expenses and Impairment Charges

In February 1999, the Company recorded a charge of $3.1 million for separation costs incurred in reducing its salaried work force. This charge was increased by $0.5 million in August 1999. The restructuring costs provide for approximately $2.0 million for severance and early retirement salary costs and approximately $1.6 million for medical, dental and other benefits being provided to the affected individuals. Approximately 46 people were affected by this action. The fiscal 1999 restructuring costs are in addition to the $8.5 million of similar costs charged to operations in fiscal 1998. As of May 26, 2000, approximately $1.8 million has been charged to the aforementioned restructuring reserve and by May 26, 2000, 46 employees had terminated employment with the Company.

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

	Both 1998 aforementioned restructuring charges were related to the Company's efforts to decrease cost and increase throughput. As of May
26, 2000, approximately $6.8 million had been charged to these restructuring reserves and by May 26, 2000, 269 employees had terminated employment with the Company related to the fiscal 1998 restructuring actions.

	In the fiscal quarters ended August 1999 and May 1998, non-cash impairment charges of $7.6 million and $3.3 million were recorded against the Company's statements of operations. These charges relate to equipment located principally at the Company's Longmont, Colorado facility and certain computer software which, based upon analysis by management and anticipated production processes, was not expected to contribute to the Company's future cash flows.


4 )      Subsequent Event

On June 26, 2000, the Company announced that it has begun exclusive negotiations with International Flex Technologies Inc. (IFT), a privately-held company which acquired IBM Corporation's fine-line flexible circuit business in February 1999, concerning a proposal under which the Company would acquire IFT in exchange for shares of the Company's common stock. In addition, IFT shareholders and other potential investors have proposed to infuse approximately $40 million in new capital into the Company in exchange for shares of a new series of the Company's convertible preferred stock. As a result of the proposed acquisition and new investment, the IFT shareholders and potential other investors would hold securities representing beneficial ownership of approximately 43% of the Company.

5)     Segment Reporting

	The following is a summary of certain financial information relating to the two segments for the nine months ended as follows:


                                    	May 26, 2000	     May 28, 1999

	Total sales by segment:

	Core Business                        	$ 99,239 	        $ 88,245
	Micro Products	                          3,755	              846
                                      		_______	          _______
	Total company sales	                  $102,994	         $ 89,091
                                      		=======	          =======

	Operating Profit (loss) by segment:

	Core Business:
	Before corporate allocation           	$ 11,536        	$ 13,401
	Corporate cost allocation	                5,435	           4,922
	Interest expense	                         2,252	           1,430
                                       		_______	         _______
	Total	                                 $  3,849	        $  7,049
                                       		=======	         =======

	Micro Products:
	Before corporate allocation          	$ (8,816)       	$(12,323)
	Corporate cost allocation                	1,203	           1,235
	Interest expense                           	494	             357
                                       		_______	         _______
	Total	                                $(10,513)	       $(13,915)
                                       		=======	         =======

	Total segments operating losses	        (6,664)         	(6,866)

	Sales by product line:

	Laminate material	                     $ 24,855       	 $ 21,262
	ViaThin                                  	3,755             	846
	Novaflex HD	                             32,346	          23,337
	Novaflex VHD                             	3,267           	4,188
	Flexbase interconnects	                  38,771	          39,458
                                       		_______	         _______
                                      		$102,994        	$ 89,091
                                       		=======	         =======

The following is a summary of certain financial information relating to the two segments for the three months ended as follows:

                                      	May 26, 2000	    May 28, 1999

	Total sales by segment:

	Core Business	                          $34,808          	$32,364
	Micro Products                           	1,344	              211
                                       		_______	          _______
	Total company sales	                    $36,152 	         $32,575
                                       		=======	          =======

	Operating Profit (loss) by segment:

	Core Business:
	Before corporate allocation	            $ 2,821	          $ 5,301
	Corporate cost allocation                	1,758	            1,911
	Interest expense                           	771	              639
                                       		_______	          _______
	Total	                                  $   292	          $ 2,751
                                       		=======	          =======

	Micro Products:
	Before corporate allocation          	 $(3,401)	         $(4,054)
	Corporate cost allocation                  	389              	474
	Interest expense                           	169              	160
                                       		_______	          _______
	Total	                                 $(3,959)	         $(4,687)
                                       		=======	          =======

	Total segments operating losses	        (3,667)          	(1,935)

	Sales by product line:

	Laminate material                     	$  8,585         	$  8,513
	ViaThin                                  	1,345              	211
	Novaflex HD	                             11,444	            8,470
	Novaflex VHD	                               994	            1,358
	Flexbase interconnects	                  13,784	           14,023
                                       		_______	          _______
                                       		$36,152	          $32,575
                                       		=======	          =======

Item 2.  Management Discussion and Analysis

                            SHELDAHL, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               CONSOLIDATED OPERATING RESULTS AND FINANCIAL CONDITION

                 Nine Months Ended May 26, 2000 and May 28, 1999

SALES

The Company's net sales increased $13.9 million, or 15.6% from $89.1 million for the nine months ended May 28, 1999 to $103.0 million for the nine months ended May 26, 2000. Core Business sales increased $11.0 million, or 12.5%, to $99.2 million, while Micro Products sales increased $2.9 million, or 343.9% when compared to the first nine months of fiscal 1999. The increased sales were principally realized from the Company's family of Novacladr products - ViaThinr, Novaflexr HD and VHD - for applications serving the datacom market.

Core Business sales for the nine months ended May 26, 2000 to the automotive market decreased 0.6% to $60.2 million and represents 58.4% of total Company sales. Datacom sales for the same period increased $16.0 million, or 117.7%, to $29.5 million, driven mainly by new customers in the computer segment. Datacom sales represent 28.7% of total Company sales of which $25.7 million is from the Core Business segment and $3.8 million is from the Micro Products segment.

Sales to the Company's other markets totaled $13.3 million, or 12.9%, of total Company revenue reflecting a decrease of $1.7 million, or 11.5% from the same period one year ago.

The chart below details the Company's sales by market during the period (in thousands):

                    		Nine Month Ended	  Nine Months Ended
 Market	                May 26, 2000	      May 28, 1999	   Inc(Dec)%   Change

Automotive	               $ 60,162          	$ 60,513	      $ (351)	   (.6)%
Datacom                    	29,510	            13,558	       15,952  	117.7%
Industrial                  	5,142             	5,880	        (738) 	(12.6)%
Consumer	                    2,744	             2,531          	213	    8.4%
Aerospace/Defense	           5,436	             6,609	      (1,173) 	(17.7)%
                          	_______	           _______	      _______	 _______
Total	                    $102,994	          $ 89,091	     $ 13,903	   15.6%
                          	=======	           =======	      =======	 =======


GROSS PROFIT

Gross profit decreased to 10.9% of sales, or $11.2 million, for the nine months ended May 26, 2000 compared to $9.9 million the same period one year ago. As reflected in the table below, increased sales volume and improved manufacturing operations reduced Micro Products gross loss to $6.6 million compared to $10.0 million for the same period one year ago. Core Business gross profit decreased $2.1 million to $17.8 million, or 17.9% of sales.
This reflected a less profitable sales mix with higher material costs as a percent of sales. Additionally, conversion costs consisting of direct labor and factory cost of sales for the Core Business product lines increased $1.0 million when compared to the same period one year ago with freight costs being a major part of the increase.

                 	Nine Months Fiscal 2000	     Nine Months Fiscal 1999

                 	Core    	Micro	   Total	     Core	    Micro	   Total
               	Business	 Products	Company  	Business	 Products 	Company

Sales	          $99,239	  $ 3,755	 $102,994	 $88,245	   $  846	  $89,091
Cost of sales	   81,487	   10,307	   91,794	  68,370	   10,854 	  79,224
               	_______	  _______	  _______	 _______	  _______	  _______
Gross profit	   $17,752	 $(6,552)	 $ 11,200	 $19,875	 $(10,008)	 $ 9,867
               	=======	  =======	  =======	 =======	  =======	  =======

% of sales	       17.9%	      N/A	    10.9%   	22.5%      	N/A	    11.1%


OTHER EXPENSES

The Company's expenses excluding interest and restructuring charges increased $0.2 million, or 1.2% from $14.9 million for the nine months ended May 28, 1999 to $15.1 million for the nine months ended May 26, 2000. Increased depreciation expenses for the Company's information technology upgrade fully deployed in the second half of fiscal 1999 was partially offset by declines in salaries.

During the first nine months, higher interest rates and borrowing level's on the Company's credit and security agreement with its bank group increased gross interest expense $0.2 million. Reflecting reduced capital spending, capitalized interest declined nearly $0.8 million for the nine months ended May 26, 2000 when compared to the same period one year ago. As a result, net interest expense rose $1.0 million, or 53.7% to $2.7 million compared to the same period one year ago.

Interest costs and activities for the noted period are detailed below:

                         	Nine Months	    Nine Months
                        	May 26, 2000	   May 28, 1999    	Change

Gross interest expense	    $ 2,856	        $ 2,648	        $ 208
Capitalized interest	        (110) 	         (862)       	   752
                          	_______	        _______	      _______
Net interest	              $ 2,746	        $ 1,786	        $ 960
                          	=======        	=======	      =======


INCOME TAXES

As the result of the continuing losses in the Company's Micro Products business, the Company has not and will not reflect in immediate future periods any tax provision or benefit.

                         SHELDAHL, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             CONSOLIDATED OPERATING RESULTS AND FINANCIAL CONDITION

                Three Months Ended May 26, 2000 and May 28, 1999

SALES

The Company's net sales increased $3.6 million, or 11.0%, from $32.6 million for the three months ended May 28, 1999 to $36.2 million for the three months ended May 26, 2000. Core Business sales increased $2.4 million, or 7.6%, to $34.8 million while Micro Products sales increased $1.1 million, or 537.0%, when compared to the third Quarter of fiscal 1999. The increased sales were principally realized from the Company's family of Novacladr products - ViaThinr, Novaflexr HD and VHD - for applications serving the datacom market.

Core Business sales for the three months ended May 26, 2000 to the automotive market decreased 6.0% from the same quarter last year to $20.4 million and represents 56.4% of total Company sales. Datacom sales for the same period increased $6.0 million, or 110.1%, to $11.4 million. Datacom sales represent 31.7% of total Company sales of which $10.1 million is from the Core Business segment and $1.3 million is from the Micro Products segment.

Sales to the Company's other markets totaled $4.3 million, or 11.9%, of total Company revenue reflecting a decrease of $1.2 million, or 21.3%, from the same period one year ago.

The table below details the Company's sales by market for the period (in thousands):

                		Three Months	  Three Months
	Market	          May 26, 2000	  May 28, 1999	  Gross Change	  % Change

Automotive	          $20,402       	$21,660	      $(1,258)      	(6.0)%
Datacom	              11,444	         5,446	         5,998	      110.1%
Industrial	            1,752	         1,480	           272	       18.4%
Consumer                	878	         1,130	         (252)	     (22.3)%
Aerospace/Defense  	   1,676 	        2,859      	 (1,183)	     (41.4)%
                    	_______	       _______	       _______	     _______
Total               	$36,152	       $32,575      	 $ 3,577	       11.0%
                    	=======       	=======	       =======	     =======

GROSS PROFIT

Total gross profit decreased $1.7 million to 6.5% of sales for the three months ended May 26, 2000 compared to the same period one year ago. As reflected in the chart below, Micro Products gross loss decreased by 27.1% to $2.6 million compared to $3.5 million for the same period one year ago. Increased sales, reduced direct material usage in relation to sales and reduced fixed costs positively impacted gross loss. The Core Business gross profit decreased $2.6 million resulting in a gross profit percent to sales of 14.1% compared to 23.4% for the same period one year ago. This reflected a less profitable sales mix with higher material costs as a percent of sales.

	Three Months Fiscal 2000	Three Months Fiscal 1999

                	Core	    Micro	    Total     	Core	    Micro	    Total
              	Business	 Products 	Company	  Business	 Products 	Company

Sales	         $34,808	  $ 1,344	  $36,152	   $32,364	  $  211	  $32,575
Cost of sales	  29,895	    3,906	   33,801	    24,805	   3,722 	  28,527
              	_______	  _______	  _______	   _______	 _______	  _______
Gross profit	  $ 4,913	 $(2,562)	  $ 2,351	   $ 7,560 	$(3,512)	 $ 4,048
              	=======	  =======	  =======	   =======	 =======  	=======

% of sales	      14.1%	      N/A	     6.5%	     23.4%	     N/A	    12.4%


OTHER EXPENSES

The Company's expenses, excluding interest and restructuring charges, decreased $0.1 million, or 2.0%, from $5.2 million for the three months ended May 28, 1999 to $5.1 million for the quarter ended May 26, 2000. A decline in headcount and controlled discretionary spending was the principle area contributing to this decrease.

During the quarter, gross interest expense was unchanged from the same period one year ago. Reflecting reduced capital spending, capitalized interest declined $0.1 million for the three months ended May 26, 2000 when compared to the same period one year ago. As a result, net interest expense rose $0.1 million, or 17.6% to $0.9 million compared to the same period one year ago.

Interest costs and activities for the noted period are detailed below:

                        	Three Months	    Three Months
                        	May 26, 2000	    May 28, 1999	    Change

Gross interest expense	     $  951	         $   929       	$   22
Capitalized interest	         (11)	           (130)        	  119
                          	_______	         _______      	_______
Net interest               	$  940	         $   799	        $ 141
                          	=======	         =======	      =======


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

The Company's 1998 three-year Credit and Security Agreement with Norwest Bank, N.A. and the CIT Group/Equipment Financing Inc. consists of a working capital revolver of $25 million based on levels of working capital and a term facility of $16 million based on the Company's fixed assets. As of August 27, 1999, the amount available to borrow on the revolver was approximately $6.6 million based on a $18.3 million borrowing base on the revolver. The term facility of $16 million had an outstanding balance as of the end of fiscal 1999 of $14.4 million with monthly repayments of $205,000 through May 2001. On November 8, 1999, the Company's borrowing available under the working capital portion of its 1998 credit facility was reduced by $2.5 million and then modified on June 29, 2000 to $1.5 million. This change was initiated by the Company's lenders in conjunction with a waiver issued by the lenders related to (i) the Company's failure to achieve certain quarterly financial ratios and (ii) the Company's then current level of borrowing under the working capital revolver related to its events of non-compliance. Under the $25 million working capital revolver, the Company has the ability to borrow based on the levels of accounts receivable and inventory, which establishes a borrowing base. As of June 2, 2000, the Company's reduced borrowing base was $17.7 million. Actual borrowing under this working capital revolver was $11.1 million as of June 2, 2000 and the amount available to borrow was $6.6 million (see Capital Reserves). The applicable interest rate for borrowings under the credit agreement at May 26, 2000 was at 11.5%.

Capital Reserves
____________________
Since fiscal 1995, the Company has invested significantly in new plant and equipment providing manufacturing capacity to deliver its patented Novacladr-based line of products to both existing and new customers. This included building and equipping a facility in Longmont, Colorado, to manufacture substrates for integrated circuit (IC) packages. This capital expenditure was funded by a series of equity offerings commencing in June 1994 through January 2000, raising $102.3 million, with 1.8 million raised in the issuance of newly created Series F Convertible Preferred Stock, $1.00 par value per share, and Warrants in January 2000. The longer than expected period of time to achieve full product and market acceptance has resulted in greater losses generated from an under-utilized manufacturing facility and its supporting workforce.
At the Longmont facility, the Company manufactures ViaArrayr and ViaThin - both Novaclad-based substrates for IC packages, plus the Company's Novaflex VHD product targeted at the high-end disc drive market. Sheldahl received its initial volume order for the VHD product line in October 1998. The Company's fiscal 1999 sales volume from Novaflex VHD was $5.6 million. Additionally, the base material for the Company's Novaflex HD is also produced in the Longmont facility. For all of fiscal 1999, $40.8 million of Novaclad based product was sold and produced all or in part at the Longmont facility. For the first nine months of fiscal 2000, $39.4 million of Novaclad-based product was sold and produced all or in part at the Longmont facility.

At of the end of fiscal 1999, the Longmont facility was operating at approximately 20% of stated production capacity with projected gross margin breakeven at 40% - 60% of factory utilization or approximately $24 - $26 million of annual revenue of ViaThin and ViaArray products plus related volume of the Novaflex HD and VHD product lines. As of May 26, 2000, there has been no material change in the utilization. Breakeven volume at the Longmont facility is not expected until the second half of fiscal 2001 at the earliest.

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

Cash requirements to fund restructuring charges taken during fiscal 1999 and 1998 are expected to be approximately $2.7 million in fiscal 2000 compared to $5.0 million in fiscal 1999. Fiscal 2000 capital expenditures for the Company are planned at approximately $3.0 million, compared to $5.5 million in fiscal 1999. Debt repayments for fiscal 2000, including refinancing of the Longmont facility, will be $3.8 million including $2.5 million on the bank term facility and $1.0 million for various capital lease payments.

For the nine month period ended May 26, 2000, the Company improved its operating performance with cash flow from operations, excluding restructuring cost payments, with a positive $3.8 million but did not meet all of the financial covenants established by its bank group. The Company received a waiver from its lenders with respect to such matters of non-compliance. Anticipated operating results during the fourth quarter of fiscal 2000, tighter borrowing levels for the fourth quarter of fiscal 2000 pursuant to the Company's amended debt agreements and the continued uncertainty of the timing of sales growth of the Company's Micro Products business places significant pressure on the cash reserves of the Company. Capital spending for the nine months ended May 26, 2000 was $1.7 million or $3.8 million below the same period one year ago.

Net working capital increased to $19.5 million for the nine months ended May 26, 2000 from $16.9 million as of August 27, 1999. An increase in the Company's accounts receivable of $2.4 million reflected greater sales growth in the first nine months of fiscal 2000.


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


CAUTIONARY STATEMENT

The discussion above contains statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements by their nature involve substantial risks and uncertainties as described by Sheldahl's periodic filings. Actual results may differ materially depending on a variety of factors, including but not limited to the following: the achievement of Sheldahl's projected operating results, the ability of Sheldahl to successfully obtain waivers from its lenders for any defaults on its debt covenants, the achievement of efficient volume production and related sales revenue results at Longmont, the ability of the Company's major contract manufacturer to secure financing for its business operations, the ability of the Company to generate sufficient cash flow to fund operations, the ability of Sheldahl to identify and successfully pursue other business opportunities and Sheldahl not entering into an agreement with respect to a strategic transaction or any such transaction not being consummated. Additional information with respect to the risks and uncertainties faced by Sheldahl may be found in, and the prior discussion is qualified in its entirety by, the Risk Factors contained in the Company's filings with the Securities and Exchange Commission, including Sheldahl's Annual Report, Form 10-K for the fiscal year ended August 27, 1999, Form 10-Q for the quarters ended November 26, 1999, February 25, 2000, May 26, 2000 and other SEC filings.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's Credit and Security carries interest rate risk. Amounts borrowed under this Agreement are subject to interest charges at a rate equal to the lender's prime rate +2%, which as of May 26, 2000 was 11.5%. Should the lender's base rate change, the Company's interest expense will increase or decrease accordingly. As of May 26, 2000, to Company had borrowed approximately $23.6 million subject to the interest rate risk. On this amount, a 1% increase would cost the Company $236,000 in additional gross interest on an annual basis.

PART II - OTHER INFORMATION

                          SHELDAHL, INC. AND SUBSIDIARY
                                   FORM 10-Q

Item 1.	Legal Proceedings

In late February and early March, five state court lawsuits were commenced against the Company, its directors and Molex Incorporated. The initial lawsuit was filed by Kelly Townsend, on behalf of herself and others similarly situated, in the Hennepin County District Court. That lawsuit was followed by similar lawsuits filed in the Rice County District Court by James Delmonte, John DeSchepper and Michael Miller, each on behalf of the named plaintiff and others similarly situated. A fifth lawsuit was filed by Irwin L. Jacobs, Daniel T. Lindsay, Dennis M. Mathisen and Marshall Financial Group, Inc. in the Rice County District Court. Each of the lawsuits claimed that the consideration to be paid in a proposed transaction between the Company and Molex Incorporated, as announced by the Company on February 17, 2000, is unfair and inadequate for the Company's shareholders. Each of the Complaints, other than the Complaint filed by Irwin Jacobs, et al., requested certification as a class action. All of the Complaints sought injunctive relief and compensatory damages. Subsequent to the receipt of the Complaints by the Company, the plaintiffs sought temporary restraining orders and preliminary injunctions in both the Hennepin and Rice County Courts. Both Courts denied the plaintiffs' relief. On March 20, 2000, the Company announced that Molex Incorporated had notified the Company that it would not make a proposal to enter into an agreement to acquire the remaining equity interests of Sheldahl not currently owned by Molex. On March 22, 2000, Irwin Jacobs, et. al. voluntarily dismissed their law suit. In April 2000, the remaining lawsuits were also voluntarily dismissed.

Item 6.  Exhibits and Reports on Form 8-K

A) Exhibits

10.1 Fifth Amendment to the Credit and Security Agreement, dated June 16, 2000 between the Company and Norwest Bank,
     Minnesota, N.A. and The CIT Group/Equipment Financing,
     Inc.

10.2 Sixth Amendment to the Credit and Security Agreement, dated June 27, 2000 between the Company and Norwest Bank,
     Minnesota, N.A. and The CIT Group/Equipment Financing,
     Inc.

10.3 Exclusive Letter Agreement among the Registrant,
     Morgenthaler Partners and International Flex
     Technologies, Inc. dated June 25, 2000, incorporated by reference to Exhibit 99.1 of the Current Report on Form
     8-K filed by the Registrant on June 26, 2000.

27	Financial data schedule


B)	Reports on Form 8-K

Reports on Form 8-K filed March 15, 2000 announcing continued discussions with Molex.

Reports on Form 8-K filed March 20, 2000 announcing cessation of negotiations with Molex.

                              	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SHELDAHL, INC.
(Registrant)



Dated: July 10, 2000         	By 	/s/ Edward L. Lundstrom
                                  President and
                                  Chief Executive Officer


Dated: July 10, 2000         	By 	/s/ Jill D. Burchill
                                  Vice President and
                                  Chief Financial Officer