Form 10-K405
period 2000-09-01
SHELDAHL INC
filed 2000-11-30
CIK 89615

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)...........FOR THE FISCAL YEAR ENDED SEPTEMBER 1, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

       FOR THE TRANSITION PERIOD FROM --------------- TO ---------------

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

                                Yes  X   No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of shares held by non-affiliates was approximately $35,454,303 on November 15, 2000, when the last sales price of the Registrant's Common Stock, as reported in the Nasdaq National Market System, was $2.9375.

As of November 15, 2000, the Company had outstanding 12,069,550 shares of Common Stock.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Sheldahl (the "Company") creates and distributes thin, flexible laminates and their derivatives to worldwide markets. The Company's laminates are of two types: adhesive-based tapes and materials, and its patented adhesiveless material, Novaclad. From these materials, the Company fabricates high-value derivative products: single- and double-sided flexible interconnects and assemblies under the trade names Flexbase(R), Novaflex(R) HD and Novaflex(R) VHD and substrates for silicon chip carriers under the trade names ViaArray(R) and ViaThin(R). Management believes that Sheldahl's leading technology products serve the electronic interface between the function of electronic-based products and their integrated circuits. The Company targets specific OEMs in the datacom and automotive markets in the drive to create electronic-based products that require increased functionality.

         The Company operates in two business segments identified as the Company's Core Business and Micro Products business. The Core Business segment consists of flexible laminates and derivative products, principally flexible interconnect circuits and assemblies. These products are targeted across all markets served by the Company with the automotive market generating 57.5% of fiscal 2000 sales for this segment. The Company's Novaclad, Novaflex HD and VHD are marketed and sold through the Core Business. The Micro Products business segment is a developing business that targets the integrated circuit ("IC") industry of the electronics market. The Company's ViaArray and ViaThin products are marketed and sold through this segment and are exclusively reflected in the Company's datacom market sales.

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

         The Company's high performance products - ViaArray, ViaThin, Novaflex HD and Novaflex VHD - are based on the Company's patented Novaclad laminate. These products provide substantial benefits compared to traditional flexible circuits, including the capability for very fine circuit traces and very small holes, or vias, thus utilizing both sides of the laminate for circuit routing reducing size and cost per function. The Company has designed its Novaclad-based products to be used as a base material for high performance printed circuits and IC substrates. The Company has developed its ViaThin to enable IC manufacturers to package future generations of ICs economically by attaching the silicon die to a ViaThin substrate manufactured by the Company or other circuitry manufacturers using the Company's Novaclad or ViaArray products. As ICs are becoming increasingly powerful, they produce more heat and require a greater number of connections to attach the silicon die, placing substantially greater demands on IC packaging materials. Novaflex VHD utilizes many of the product features of ViaThin in applications other than IC packages.

         See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" in Item 7 of this Form 10-K.

PRODUCTS

         Novaclad. Novaclad is a thin and flexible adhesiveless copper laminate used in the design and manufacture of flexible interconnects and high-density substrates. Novaclad consists of a polyimide film onto which copper has been vacuum deposited on both sides. After the vacuum deposition process, additional copper is plated onto the laminate to achieve a desired thickness of copper ranging from 5 microns to 35 microns (a micron is one-millionth of a meter). Novaclad provides a number of important benefits when compared to traditional adhesive-based laminates, including the capability for finer circuit traces (down to 1 mil, or .001 inch) and corresponding higher circuit density, greater heat tolerance and dissipation, improved signal speed and impedance control, increased dimensional stability, resistance to chemicals and greater durability. Because of these characteristics, the Company believes that Novaclad is a cost-effective, high-performance material solution for a broad range of interconnect systems, especially high-density substrates for IC packages and increasingly dense circuitry for personal communication devices and computers and high end disc drives. In fiscal 2000, sales of Novaclad-based laminates totaled $53.3 million, or 39.0% of total Company sales revenue.

         ViaArray. ViaArray is a higher-value-added form of Novaclad with pre-drilled small holes, or vias, measuring down to 1 mil in diameter. ViaArray is coated with copper and enables the transmission of electrical currents between the two sides of the laminate. The combination of thin copper traces and very small vias permits the design of circuits that are up to six times denser than current flexible circuitry technology. Because of its adhesiveless character, ViaArray provides all of the benefits of Novaclad. The combination of these characteristics allows circuit fabricators the opportunity to eliminate several costly processing steps in the manufacture of printed circuits. The Company believes this product provides solutions for a variety of applications, including high density interconnects, IC packages and multi-chip modules. The Company believes there is also an opportunity for rigid printed circuit manufacturers to use ViaArray based circuits as an interlayer in multilayer circuit boards. There were no sales for ViaArray in fiscal 2000. The Company expects to market and to accept prototype sales orders for this product during fiscal 2001.

         ViaThin. The Company uses ViaArray in the manufacture of high-density substrates primarily for IC packages. Those high-density substrates are called ViaThin. The material properties of ViaArray allow for very dense circuitry patterns which enable IC designers to improve the processing capabilities of ICs by increasing the number of connections to the silicon die, while reducing the cost per connection. ViaThin enhances signal speed because its traces are very smooth and its dimensional stability is maintained. These features allow the Company's ViaThin to be designed into ball grid array, pin grid array, and other high-density IC packages. The Company's strategy is to target the high-density segment of the market for IC packaging and multichip module applications where circuit density requirements as small as 1 mil traces and vias can be met using ViaThin. As the market for high-density substrates develops, the Company will consider licensing the manufacturing process of its high-density substrates to increase the demand for its ViaArray product. In fiscal 2000, sales of ViaThin substrates accounted for $6.7 million, or 4.9% of the Company's total revenue.

         Novaflex VHD. The Company also uses ViaArray in the manufacture of circuits that require the very fine features of an application outside of IC packages, such as direct chip attach circuitry for high-end disk drives. Novaflex VHD, introduced in September 1998, utilizes similar processes of the Company's ViaThin product in applications that require two layers of circuitry to provide an increased number of interconnection in a relatively small physical space. The Company is targeting this product to manufacturers of high-end disk drives, personal communications devices and unique medical applications. In fiscal 2000, sales of Novaflex VHD totaled $4.1 million, or 3.0% of the Company's total sales revenue.

         Novaflex HD. The Company uses its Novaclad as the base material for flexible interconnect circuits and assemblies that based on their end-use require a combination of circuit density and operating characteristics that withstand harsh environments such as under-the-hood automotive applications and hinge flex applications in laptop computers. These products are sold under the trade name Novaflex HD. Fiscal 2000 sales for Novaflex HD were $42.5 million, or 31.1% of the Company's total sales revenue.

         Flexbase Flexible Interconnects. The Company uses its adhesive-based laminates, which are marketed under the trade name Flexbase, as the base material for a line of traditional flexible printed circuitry. The Company's flexible printed circuitry is typically manufactured in a roll-to-roll process from polyester or polyimide film to which copper is laminated. The laminate is processed through various imaging, etching, and plating processes and then selectively protected with a dielectric covering to produce a flexible printed circuit. Automated screen-printing and photo imaging processes produce single- and double-sided flexible circuits. In fiscal 2000, Flexbase interconnect products represented revenue of approximately $51.1 million, or 37.4% of total Company sales revenue.

         Additionally, through internal capabilities and contract assemblers the Company offers value-added processing, including surface mount assembly, wave soldering, connector and terminal staking, custom folding, stiffener attachment, application of pressure-sensitive adhesive and hand soldering, in order to deliver a ready-to-use products to the end customer. The Company's targets applications where increased performance, reduced size and weight, circuitry density, ability to accommodate packaging contours or a reduction in the number of assembly steps is desired to reduce the customer's overall cost and enhances the value of its product lines.

         Laminate Materials. The Company's materials products consist of adhesive-based tapes, laminates, and composite material made through vacuum processes. Moisture barrier tape and flat cable tape is used in automobile air bag systems. Splicing tape is used in the manufacture of commercial and industrial sandpaper belts. Thermal insulating materials are used primarily in the aerospace/defense market for satellites. Accentia(TM) is a relatively new product line of conductive coatings on optically clear films. The application for the Accentia(TM) product line is electroluminecent lighting, and touch panel displays. The Company produces its materials using coating, laminating, and vacuum metalizing processes. Coating involves applying chemicals or adhesives to a thin flexible material. Laminating consists of combining two or more materials through applications of heat and pressure. Vacuum metalizing typically involves placing a metal onto a thin film, foil, or fabric by evaporation, sputtering, or pattern deposition. The Company's materials provide extended flexibility, strength, conductivity, durability, and heat dissipation. In fiscal 2000, external sales of materials accounted for $32.3 million, or 23.7% of the Company's total revenue.

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

         International. The Company works with European and Asian manufacturers and suppliers, with sales offices in France, Germany, Great Britain, Hong Kong and Singapore. The Company supplements its direct sales efforts with independent manufacturers' representatives and distributors in Europe and Asia, principally for flexible laminates. The Company's export sales during fiscal years 2000, 1999 and 1998 were $43.1 million, $30.0 million and $24.5 million, respectively.

         The Company's preference is to minimize foreign currency translation risk by conducting business in US currency. The Company has a limited exposure to foreign currency risk with smaller sales contracted in British Sterling, German Marks and French Francs. These contracts and the exchange rate are reviewed periodically. As of September 1, 2000, the Company has no material sales contracts in any currency not mentioned above. On January 1, 1999, the Euro, the new European currency began commercial use. As of September 1, 2000, a few of the Company's customers or suppliers had suggested pricing contracts in Euro. In order to remain competitive, the Company anticipates pricing certain contracts in Euro and has systems in place to support such contracts by converting foreign currency transactions to six decimal places. When warranted by the size of foreign currency denominated sales contracts, the Company may use a variety of hedging techniques, including financial derivatives, to prudently reduce its exposure to foreign currency fluctuations. No such contracts existed as of September 1, 2000.

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

         The Company uses a continuous roll-to-roll manufacturing process to efficiently produce a large volume of high-quality flexible laminates using coating, laminating, and vacuum metalizing techniques. The Company consumes approximately one-half of the flexible laminates it produces for the manufacture of a family of derivative products (see Products). The Company converts various flexible laminates into circuits by using either photo exposing or screen printing to image the circuit patterns onto flexible laminates. The laminates then go through various etching and plating processes that result in copper patterns remaining on the laminate. The circuits are then protected with a dielectric covering. The Company processes certain of its derivative products into value-added assemblies. These assembly process capabilities include surface-mount assembly, wave soldering, connector and terminal staking, custom folding, stiffener attach, application of pressure-sensitive adhesive, and hand soldering. These operations are performed at the Company's facilities in Britton, South Dakota, or at Maquilladora Operations in Mexico, and subcontractor facilities in Canada and the Philippines.

         In August 1995, the Company entered into various agreements to form a joint venture in Jiujiang Jiangxi, China with Jiangxi Changjiang Chemical Plant and Hong Kong Wah Hing (China) Development Co., Ltd. Under the agreements, the Company licensed certain technology to the joint venture and provided certain technical support. The Company has received a 20% ownership interest in the joint venture and received cash payments totaling $900,000 upon completion of certain milestones. The joint venture has been established to manufacture flexible adhesive-based laminates and associated cover film tapes in China. Under the terms of the agreements, the joint venture will market these products in China, Taiwan, Hong Kong and Macau, and the Company will market the products produced by the joint venture in all other markets. Manufacturing under this joint venture commenced in fiscal 1999. As of September 1, 2000, the Company's investment in and the impact of accounting for its investment in Jiujiang Jiangxi under the equity method has not been material.

RESEARCH AND DEVELOPMENT

         Sheldahl's recent research and development efforts have focused on opportunities presented by the demand for higher density and thinner packaging for electronic devices. The Company has also identified within its core technologies other opportunities for participation in the trend towards miniaturization within the electronics industry and has pursued these opportunities independently and through various consortia. Research and development expenses in fiscal 2001 are anticipated to increase as these opportunities are developed.

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

MOLEX JOINT VENTURE

         On July 28, 1998, the Company and Molex Incorporated ("Molex") formed a joint venture to design, market and assemble modular interconnect systems to replace wiring harnesses in primarily the automotive market. The new company was named Modular Interconnect Systems, L.L.C. and it is a Delaware limited liability company ("Origin"). Origin will utilize proprietary flexible products developed by the Company and proprietary connectors developed by Molex in the development of the new modular interconnect system as an alternative to conventional automotive wiring harnesses and flex circuit assemblies. The Company and Molex will supply their respective products to Origin pursuant to long-term supply contracts. The Company owns 40% and Molex owns 60% of Origin. Each party has a right of first refusal with respect to the other party's ownership interest. Origin is being funded by contributions from the Company and Molex. Both the Company and Molex granted Origin a non-exclusive license to certain of their intellectual property for purposes of producing the new modular interconnect systems. Each license takes effect and is contingent upon a change of control of the Company or Molex and the purchase of such person's membership interest in Origin. As of September 1, 2000, the Company's investment in and the impact of accounting for its investment in Origin under the equity method has not been material.

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

         The Company's Novaclad-based ViaArray and ViaThin compete with other substrates produced through several alternative processes. These competing products include single-sided, polyimide-based, etched copper laminate produced using various methods of production by Minnesota Mining and Manufacturing, Inc. ("3M") and several Japanese companies. The Company believes the production processes required for each of these competing substrates, which include copper sputtering, mechanical drilling and traditional etching techniques, are inherently more expensive than the Company's method of production and result in products that are not as easily utilized as the Company's emerging products in the design and production of higher-density IC packages. The Company's emerging products also compete with ceramic packaging products produced by companies such as Coors Electronic and Kyocera of Japan, although the Company believes these products are more expensive than the Company's substrate products, and with resin-based substrates supplied by companies such as Amkor Electronics and Tessera, both of which the Company believes are limited in their ability to accommodate increased circuit densities beyond current levels. The Company expects these and other competitors will continue to refine their processes or develop new products that will compete on the basis of cost and performance with the Company's emerging products.

LIQUIDITY AND GOING CONCERN MATTERS

         During the three-year period ended September 1, 2000, the Company incurred, principally from its Micro Products operations, cumulative net losses totaling approximately $75.7 million, including restructuring and other charges of $27.7 million. During this three-year period, the Company used cash of approximately $31.2 million supporting capital expenditures and approximately $9.7 million for net operating activities. The Company has financed these expenditures and losses principally through equity and debt financing.

         Cash requirements to fund restructuring charges taken during fiscal 1999 and 1998 are expected to be approximately $0.9 million in fiscal 2001 compared to $2.7 million and $5.0 million in fiscal 2000 and 1999 respectively. Fiscal 2001 capital expenditures for the Company are planned at approximately $12.0 million, compared with $2.4 million in fiscal 2000. Debt repayments for fiscal 2001 will be $3.5 million including approximately $2.5 million on the bank term facility and approximately $1.0 million for various capital lease payments.

         The impact of anticipated fiscal 2001 operating losses, tight borrowing levels pursuant to its debt agreements and the uncertainty of the timing of sales growth from the Company's Micro Products business places significant pressure on the cash reserves of the Company. Cash flow projections based on the Company's operating plan for fiscal 2001 reflect an increased level of cash flow requirements during the year as working capital expands to support projected sales growth. The Company believes that the Transactions discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" will alleviate the Company's cash flow and liquidity constraints and provide the needed cash flow to continue to fund normal operations. The inability of the Company to (i) consummate the Transactions described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" or raise additional debt or equity of at least $5 million during the first half of fiscal 2001; (ii) execute the sales orders received from the Micro Products business customers;
(iii) improve operating results in the Micro Products business; (iv) achieve operating performance from the Company's Core Business at or above fiscal 2000 levels; (v) achieve other cost or productivity improvements included in the Company's fiscal 2001 budget; and (vi) maintain adequate liquidity to fund normal operations would result in the Company being out of compliance with certain of its debt covenants thereby allowing the Company's lenders to require full repayment of the outstanding borrowings under the Company's credit agreement and/or leave the Company in a cash reserve position that would require additional capital to fund operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has and will continue to implement operational measures designed to assist the Company in achieving its fiscal 2001 budget and cash flow objectives. Should any of the matters discussed above ultimately not occur, management will attempt to take one or all of the following actions: (i) obtain new equity capital, (ii) issue new debt, and/or (iii) significantly restructure the Company's operations. However, there can be no assurance that the Company will be successful in closing the Transactions described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments", in achieving its projected operating results for fiscal 2001, in meeting its quarterly debt covenants during fiscal 2001 or in its attempt to issue additional debt or to raise additional capital on terms acceptable to the Company, or in the event of the failure of the foregoing, successfully take the actions described above.

BACKLOG

         The Company's backlog consists of those orders for which the Company has delivery dates. Automotive customers typically provide for four to six weeks of committed shipments while datacommunications customers generally provide for up to eight weeks of committed shipments. The Company's backlog of unshipped orders as of September 1, 2000 and August 27, 1999 was approximately $20.2 million and $16.4 million, respectively. Generally, most orders in backlog are shipped during the following three months. Because of the Company's quick turn of orders to work-in-process, the timing of orders, delivery intervals, customer and product mix and the possibility of customer changes in delivery schedules, the Company's backlog at any particular date may not be representative of actual sales for any succeeding period.

PROPRIETARY TECHNOLOGY

         The Company owns three United States patents for Novaclad and the processes for making Novaclad and five additional applications are pending. Applications are pending for foreign patents on Novaclad in Japan and Canada. The European Patent was awarded in April 2000. Federal trademark registrations have been obtained on Novaclad(R), ViaArray(R), ViaThin(R), Flexbase(R), Novaflex(R), Novaflex(R) HD and VHD. Sheldahl also relies on internal security and secrecy measures and on confidentiality agreements for protection of trade secrets and proprietary know-how. There can be no assurance that Sheldahl's efforts to protect its intellectual property will be effective to prevent misappropriation or that others may not independently develop similar technology. The Company believes that it possesses adequate proprietary rights to the technology involved in its products and that its products, trademarks and other intellectual property rights do not infringe upon the proprietary rights of third parties. The Company's primary Novaclad patents expire between years 2009 and 2015.

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

         See also the discussion related to the Lemelson Foundation in "Legal Proceedings," Item 3 of Part I of this Form 10-K.


ENVIRONMENTAL REGULATIONS

         The Company is subject to various federal, state and local environmental laws relating to the Company's operations. The Company's manufacturing and assembly facilities are registered with the U.S. Environmental Protection Agency and are licensed, where required, by state and local authorities. The Company has agreements with licensed hazardous waste transportation and disposal companies for transportation and disposal of its hazardous wastes generated at its facilities. The Longmont Facility has been specifically designed to reduce water usage in the manufacturing process and employs a sophisticated waste treatment system intended to substantially reduce discharge streams. Compliance with federal and state environmental laws and regulations did not have a material effect on the Company's capital expenditures, earnings or competitive position during fiscal 2000. Similarly, fiscal 2001 capital expenditures to comply with such laws and regulations are not expected to be material. The Company believes it is in material compliance with federal and state environmental laws and regulations. As of September 1, 2000, the Company was not involved in any significant specific action, legal or regulatory, regarding environmental regulations.

         See also the discussion related to the Colorado noise litigation in "Legal Proceedings," Item 3 of Part I of this Form 10-K.

EMPLOYEES

         As of September 1, 2000, the Company employed 808 people in the United States and Europe, including 488 in production, 52 in sales, marketing, application engineering, and customer support, 15 in research and development and 34 in administration. The production staff consists principally of full-time workers employed in the Company's four currently operating manufacturing and assembly plants. In Northfield, Minnesota, approximately 370 production workers are represented by the Union of Needletrade, Industrial and Textile Employees (the "Union"), which has been the bargaining agent for these workers since 1963. The Company has a two-year collective bargaining agreement with the Union, which expires on October 31, 2001. As part of this agreement, the Company agrees that if a decision is made to sell the Company, either in whole or in part, the Union shall be notified and, upon execution of a confidentiality agreement, shall be given the necessary information as an interested buyer and shall be given the opportunity to make bids on an equivalent basis and time period as other parties. The Company also agreed with the Union that Sheldahl will consider employee-ownership options if any sale of the Company or its parts is considered. The Company has never experienced a work stoppage and believes that its employee relations are good.

ITEM 2.  PROPERTIES.

         The Company owns two manufacturing facilities totaling 305,000 square feet and a 20,000 square foot administration and sales support office in Northfield, Minnesota. The Company also owns a 102,000 square foot facility in Longmont, Colorado. The Company owns a 30,000 square foot assembly facility in Britton, South Dakota. The Company also leases a 2,500 square foot technical sales and design office in Detroit, Michigan. The Company also leases technical sales space in Hong Kong and Singapore. Management believes that all facilities currently in use are generally in good condition, well maintained and adequate for their current operations.

ITEM 3.  LEGAL PROCEEDINGS

         The Company's operations expose it to the risk of certain legal and environmental claims in the normal course of business. The Company believes that these general matters will not have a material adverse effect on the Company's results of operations or financial condition.

         As is typical in the semiconductor equipment industry, the Company has from time to time received, and may in the future receive, communications from third parties asserting patents or copyrights on certain of the Company's equipment, products and technologies. A number of users of machine-vision technology, including the Company, have received notice of alleged patent infringement from, and/or have been sued by, the Lemelson Medical, Education and Research Foundation Limited Partnership ("Lemelson Foundation") alleging that equipment used in the manufacture of electronic devices infringes certain patents issued to Jerome H. Lemelson relating to "machine vision" or "barcode reader" technologies. Although the Company has not fully evaluated the alleged infringement claims nor has it been named a defendant in any related lawsuit, the Company believes that if any liability for infringement exists, such liability would not be born by the Company but rather would be born by the Company's machine-vision equipment manufacturers. Accordingly, the Company has given those manufacturers notice that it intends to seek indemnification from them for any damages and expenses resulting from this matter if the Company is found liable or if it settles the claims. The Company cannot predict the outcome of this or any similar claim or its effect upon the Company, and there can be no assurance that any such litigation or claim would not have a material adverse effect upon the Company's financial condition or results of operations.

         The Company has been named a defendant in Rick Matthews et al. v. Sheldahl, Inc., Boulder County District Court, Case No. 2000CV1126-2. The Matthews family previously lived directly west of the Sheldahl facility in Longmont, Colorado. The Matthews allege that due to excessive noise emanating from the facility's cooling equipment that they have sustained economic and non-economic damages. The plaintiffs constitute all four members of the family. Claims for nuisance, trespass, negligence, loss of consortium, and punitive damages have been raised. Trial is scheduled to begin April 9, 2001. The claims at this time are being vigorously defended. Plaintiffs allege damages in excess of $300,000 based on decreased value in the property, loss of improvements to the property, and physical and emotional pain and suffering.

         Pioneer Engineering Technology Co., Ltd, a Taiwan company has sued Sheldahl for unpaid contract payments in the amount of $554,964 and for breach of contract damages in excess of $75,000. Sheldahl has answered the complaint and has made a counterclaim against Pioneer for damages caused by equipment malfunction.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is listed on the Nasdaq National Market under the symbol "SHEL". The following table sets forth the high and low sales prices of the Common Stock for the period indicated, as reported on the Nasdaq National Market.
                                                      HIGH              LOW
         FISCAL YEAR ENDED SEPTEMBER 1, 2000:
         First Quarter                                7.125            3.875
         Second Quarter                               8.625            4.000
         Third Quarter                                7.750            3.875
         Fourth Quarter                               6.250            3.156

         FISCAL YEAR ENDED AUGUST 27, 1999:
         First Quarter                                8.500            4.563
         Second Quarter                               8.063            5.063
         Third Quarter                                7.000            5.250
         Fourth Quarter                               8.625            5.500

         On November 15, 2000, the last reported sales price of the Common Stock was $2.9375. As of this date, there were approximately 1,267 record holders of the Company's Common Stock and an estimated additional 4,000 shareholders who held beneficial interests in shares of Common Stock registered in nominee names of banks and brokerages houses.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein the "Management's Discussion and Analysis of Financial Condition and Results of Operations". The consolidated statements of operations data presented below as of and for the fiscal years ended August 28, 1998, August 27, 1999 and September 1, 2000 and the consolidated balance sheet data as of August 27, 1999 and September 1, 2000 have been derived from the Company's Consolidated Financial Statements included elsewhere in this report, which have been audited by Arthur Andersen LLP, independent public accountants. The statement of operations data set forth below for the years ended August 30, 1996 and August 29, 1997, and the consolidated balance sheet data as of August 30, 1996, August 29, 1997 and August 28, 1998 are derived from audited financial statements not included herein.


                                                                           Fiscal Years Ended
                                                                  (in thousands, except per share data)

                                             August 30,        August 29,       August 28,       August 27,      September 1,
                                                1996              1997             1998             1999             2000
                                             ---------         ---------        ---------        ----------      ------------
Statements of Operations Data:
     Net sales                               $114,120          $105,266         $117,045          $122,086         $136,741
     Cost of sales                             89,171            94,933          109,143           109,157         $124,677
                                             --------          --------         --------          --------         --------
     Gross profit                              24,949            10,333            7,902            12,929         $ 12,064
                                             --------          --------         --------          --------         --------

     Expenses:
       Sales and marketing                      9,254             9,560            9,861             9,666            8,657
       General and administrative               5,129             6,839            8,152             8,742            9,159
       Research and development                 2,755             4,705            3,881             2,825            3,083
       Restructuring costs                          -                 -            8,500             3,050                -
       Impairment charges and other                 -                 -            3,300             7,635                -
       Interest                                   539             1,298            2,547             2,499            4,060
                                             --------          --------         --------          --------         --------
         Total expenses                        17,677            22,402           36,241            34,417           24,959
                                             --------          --------         --------          --------         --------

     Income (loss) before provision for
       income taxes and cumulative effect
       of change in method of accounting        7,272          (12,069)         (28,339)          (21,488)         (12,895)
     Provision (benefit) for income taxes       2,500           (4,100)           2,952                 -                -
                                             --------          --------         --------          --------         --------
     Net income (loss) before cumulative
       effect of change in method of
       accounting                               4,772           (7,969)         (31,291)          (21,488)         (12,895)
     Cumulative effect of change in
        method of accounting(1)                     -                -           (5,206)                -                -
                                             --------          --------         --------          --------         --------
     Net income (loss) before convertible
       preferred stock dividends                4,772           (7,969)         (36,497)          (21,488)         (12,895)
     Convertible preferred stock dividends          -                -             (689)           (2,080)          (2,091)
                                             --------          --------         --------          --------         --------
     Net income (loss) applicable to
          common shareholders                $  4,772          $(7,969)        $(37,186)         $(23,568)        $(14,986)
                                             ========          ========        =========         =========        =========
     Net income (loss) per
        common share - basic                 $   0.57          $ (0.89)        $  (3.97)         $  (2.15)        $  (1.28)
                                             ========          ========        =========         =========        =========
                     - diluted                  $0.55           $(0.89)          $(3.97)           $(2.15)          $(1.28)
                                             ========          ========        =========         =========        =========

     Weighted average common shares
        outstanding - basic                     8,414             8,967            9,364            10,987           11,753
                                             ========          ========        =========         =========        =========
                    - diluted                   8,686             8,967            9,364            10,987           11.753
                                             ========          ========        =========         =========        =========
Balance Sheet Data:
     Working capital, net                    $ 22,051          $ 22,943        $   9,219         $  16,356        $  21,294
     Total assets                             115,887           139,367          136,306           123,930          111,062
     Long-term debt, excluding
       current portion                         21,858            40,869           27,829            29,284           31,537
     Total shareholders' investment            75,337            82,932           78,757            65,332           54,495

Supplemental Business Unit Data(2) -

Core Business Segment:
     Revenues                                $113,955          $104,908         $116,002          $120,556         $130,061
     Gross profit                              28,847            21,376           21,810            26,228           21,378
     Pretax operating income(3)                13,291             3,400            2,838             7,840            1,797

Micro Products Business Segment:
     Revenues                                $    165          $    358         $  1,043          $  1,530         $  6,680
     Gross loss(4)                             (3,898)          (11,043)         (13,908)          (13,299)          (9,308)
     Pretax operating loss(3)                  (6,019)          (15,469)         (19,377)          (18,643)         (14,692)

--------------------

(1) The Company adopted the provisions of SOP 98-5, "Reporting on the Costs of Start-up Activities" effective August 30, 1997.
(2)      Does not include aviation components, a product line sold in 1995
(3)      Net of ARPA funding in 1996
(4) Fiscal 1998 and 1999 do not include restructuring costs or impairment charges

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

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

         The Company operates in two business segments identified as the Company's Core Business and Micro Products business. The Core Business segment consists of flexible laminates and derivative products, principally flexible interconnect circuits and assemblies. These products are targeted across all markets served by the Company with the automotive market generating 57.6% of fiscal 2000 sales for this segment. The Micro Products business segment is a developing business that targets the integrated circuit ("IC") industry of the electronics market. The Company's ViaArray and ViaThin products are marketed and sold through this segment and are exclusively reflected in the Company's datacom market sales.

         The Company's manufacturing and assembly sites with their related assets are used to manufacture specific product offering of the Company regardless of business segment. For instance, the Longmont facility today contributes to the manufacture of all Novaclad-based products. These products, including Novaflex HD and VHD, are sold through the Core Business and ViaThin and ViaArray is sold through Micro Products.

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

         The Company's strategy initially focused on the automotive electronics market and has achieved a substantial market position with sales of $78.6 million in fiscal 2000. In 1992 the Company patented its Novaclad high-performance adhesiveless flexible laminate targeted at the datacom market. The features of Novaclad allow circuitry designers to increase circuit density for IC packaging and other interconnect solutions. Over the past five years, the Company has introduced high performance products based on this proprietary thin film laminate technology: ViaArray and ViaThin (high-density substrates). ViaArray, a higher-value form of Novaclad, has predrilled small holes (vias) that allow printed circuit manufacturers to produce interconnects to meet the changing need of the market. The Company uses ViaArray to manufacture chip-carrier substrates (ViaThin) primarily for IC packages. These Novaclad-based products provide substantial benefits compared to traditional flexible circuits, including the capability for very fine circuit traces (down to 1 mil, or .001 inch) as well as greater heat tolerance and dissipation. The Company has designed these products to enable IC manufacturers to package future generations of ICs economically by attaching the silicon die to ViaThin or high-density substrates manufactured by other circuitry manufacturers using the Company's Novaclad or ViaArray products. As ICs are becoming increasingly powerful, they produce more heat and require a greater number of connections to attach the silicon die, placing substantially greater demands on IC packaging materials. These products support the industry's drive for increasing functional performance at a decreasing cost per function. Additionally, Novaclad is used to manufacture the Company's Novaflex VHD and Novaclad HD and product lines. The Novaclad-based family of products accounted for $53.3 million, or 39.0% of the Company's net sales in fiscal 2000.

         As of September 1, 2000, the Company had invested approximately $69.8 million in an advanced new production facility in Longmont, Colorado to produce its Novaclad family of products in commercial volumes. Changes in the product characteristics of high density substrates relating to precious metal plating, solder mask overcoat and testing, plus the installation of assembly equipment not originally anticipated, significantly increased the original investment to bring the Longmont facility on line. As of September 1, 2000, the net book value of the Longmont facility is approximately $30.3 million.

         The Company originally expected to commence production in the Longmont facility in April 1996. However, the realization of full volume production was delayed, initially due to late deliveries of certain production equipment as a result of financial difficulties of a supplier, Micro Plating Systems, Inc., and in the last few years due to a longer than anticipated installation period and a far more rigorous and lengthy process qualification and product acceptance (validation) by the Company's customers and their customers. During this lengthy qualification period, the Company has been working with leading customers, including five original equipment manufacturers and seven package assemblers in the design, manufacture, assembly and qualification of both ball-grid array and chip scale packages. As of September 1, 2000, the Company is in production for ViaThin products for three OEM customers. During the second half of fiscal 2000, shipments to these customers increased significantly. The adverse financial impact with respect to developing the Micro Products business has been significant. In fiscal 2000, the Micro Products business resulted in a pretax loss of $14.7 million as compared with a $18.6 million and $19.4 million loss in 1999 and 1998, respectively. Expected increases in efficient volume production and related sales revenue will lead to continued improvements in pre-tax results. As of September 1, 2000, the Longmont facility is operating at approximately 30% of stated overall production capacity with projected breakeven at 40% to 60% of factory utilization or approximately $25 -29 million of annual revenue of ViaThin and supporting production of Novaflex HD and VHD products. Breakeven volume at Longmont is not expected until the second half of fiscal 2001, at the earliest.

RECENT DEVELOPMENTS

Summary

         On November 10, 2000, Sheldahl announced that it had entered into various agreements for a series of transactions (the "Transactions") that if consummated will result in an issuance of Sheldahl's securities that will both result in a change of control of Sheldahl and will be equal to more than 20% of Sheldahl's common stock currently outstanding. Under the Rules of the Nasdaq Stock Market, consummation of the Transactions would require either shareholder approval or an exception therefrom. If Sheldahl were to seek shareholder approval for the Transactions, Sheldahl estimates that a shareholder meeting for such would occur in early March 2001. Given Sheldahl's current financial condition, Sheldahl believes that its financial viability would be seriously jeopardized if it were to seek shareholder approval of the Transactions. For that reason, Sheldahl's Audit Committee of its Board of Directors determined that Sheldahl should apply to Nasdaq to seek an exception to its shareholder approval requirement. On November 22, 2000, after having filed such application, Sheldahl was notified by Nasdaq that it had been granted the exception and could consummate the Transactions provided that Sheldahl mails to all of its shareholders, not later than ten days before completion of the Transactions, a letter alerting the shareholders to Sheldahl's omission to seek shareholder approval that would otherwise be required and indicating that Sheldahl's Audit Committee had expressly approved the exception (the "Nasdaq Shareholder Notice"). Sheldahl believes that it will mail such notice on or before December 4, 2000. A summary of the Transactions is provided below.

Merger

         On November 10, 2000, Sheldahl ("Sheldahl" or the "Company") announced it will acquire all of the outstanding securities of International Flex Technologies, Inc. ("IFT") for approximately 7.6 million shares of Sheldahl's common stock, $.25 par value ("Common Stock") under the terms of a definitive merger agreement (the "Merger Agreement") by and among Sheldahl, IFT West Acquisition Company, a newly formed subsidiary of Sheldahl ("West"), International Flex Holdings, Inc., the sole shareholder and operating company of IFT ("Holdings"), and the stockholders of Holdings (the "Stockholders"). Under the terms of the Merger Agreement, West will merge with and into Holdings, with Holdings surviving and becoming a wholly-owned subsidiary of Sheldahl (the "Merger"). After the Merger, Sheldahl will own all of the outstanding shares of IFT. As consideration for the Merger, holders of outstanding shares of Holdings' common stock, Class A Stock, Class B Stock and Series A Preferred Stock will receive shares of Sheldahl Common Stock. Holdings' option holders and warrant holder will receive equivalent options and a warrant to purchase shares of Sheldahl Common Stock. The total number of shares of Sheldahl Common Stock to be issued, including shares to be issued upon exercise of options and warrants, will be approximately 7.6 million.

         Under the terms of the Merger Agreement, each party's obligations to close the Merger are conditioned upon customary closing conditions, as well as the following:

         o closing of the Common Stock and Series G Investment (described below)

         o closing of the Subordinated Notes and Warrant Purchase Investment (described below)

         o shareholder approval of the transactions or the receipt of an exception therefrom as may be granted by the Nasdaq Stock Market ("Nasdaq")

         o receipt of approval for the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1930, as amended

         o    execution of the Governance Agreement (described below)

         o    execution of the Registration Rights Agreement

         o    amendment by Sheldahl of its Rights Agreement

         o appointment of a Chief Executive Officer of Sheldahl acceptable to IFT

         o there being no material adverse effect on (i) the business of either Sheldahl, Holdings or their respective subsidiaries, taken as a whole, and (ii) the business, financial condition or prospects of Sheldahl's Micro Products business taken alone

Because Sheldahl has requested and received an exception to Nasdaq's requirement to seek shareholder approval for the Transactions, assuming all other conditions contained in the Merger Agreement have been met, closing of the Merger will occur on the first business day that is ten days after the date of mailing of the Nasdaq Shareholder Notice.

Common Stock and Series G Investment

         Concurrent with entering into the Merger Agreement, Sheldahl executed a stock purchase agreement (the "Stock Purchase Agreement") by and among Sheldahl, and three accredited investors including Morgenthaler Venture Partners V, L.P. ("Morgenthaler V"), and Ampersand IV Limited Partnership and Ampersand IV Companion Fund Limited Partnership (collectively the "Ampersand Funds"). Under the terms of the Stock Purchase Agreement, Morgenthaler V and the Ampersand Funds (the "Investors") will collectively invest an aggregate of $25.0 million in equity capital in exchange for approximately 4.9 million shares of Sheldahl Common Stock and 11,303 shares of a newly created 11.06% Series G Convertible Preferred Stock of Sheldahl, par value $1.00 per share (the "Series G Stock"), such shares being convertible in the aggregate into approximately 4.1 million shares of Sheldahl Common Stock (the "Equity Investment"). The cash used by the Investors to complete the Equity Investment will come from the liquid assets of the Investors.

         The Series G Stock is convertible into shares of the Company's Common Stock at any time. Each holder of the Series G Stock is entitled to convert each share of Series G Stock into that number of shares of Common Stock that equals $1,000 plus accrued dividends divided by the Conversion Price. The Conversion Price is approximately $2.77 per share and is subject to adjustment from time-to-time under certain customary anti-dilution provisions. The Series G Stock is entitled to 11.06% dividends, payable annually. For a period of twenty-four (24) months from the date of issuance, Sheldahl is obligated to pay the dividend in shares of its Common Stock at a Dividend Conversion Price of approximately $3.54, as adjusted from time-to-time under customary anti-dilution provisions. Thereafter, Sheldahl may pay the dividend in shares of its Common Stock, or, at its option, cash. One year of dividends at the Dividend Conversion Price would equate to approximately 353,000 shares.

         The Series G Stock is subordinate to the Company's Series D, E and F Convertible Preferred Stock with regard to payment of dividends and proceeds upon liquidation. Upon a liquidation of all of the assets of Sheldahl, the holders of the Series G Stock would be entitled to receive $25.0 million plus any accrued but unpaid dividends less the market value of the shares of Common Stock purchased under the Stock Purchase Agreement and retained by the holders of the Series G Stock following the adoption of a plan of liquidation, provided that any shares of Common Stock purchased under the Stock Purchase Agreement may be turned into the Company for cancellation at the election of the holders of the Series G Stock. The Company may require holders of the Series G Stock to convert to Common Stock provided that the Company's Common Stock trades at certain pre-set price levels.

         Under the terms of the Stock Purchase Agreement, each party's obligations to close the Investment are conditioned upon customary closing conditions, as well as the following:

         o    closing of the Merger (described above)

         o closing of the Subordinated Notes and Warrant Purchase Investment (described below)

         o receipt of all required approvals and consents for the Equity Investment

         o shareholder approval of the transactions or the receipt of an exception therefrom as may be granted by Nasdaq

         o receipt of approval for the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1930, as amended

         o    execution of the Governance Agreement (described below)

         o    execution of the Registration Rights Agreement

         o    amendment by Sheldahl of its Rights Agreement

         o appointment of a Chief Executive Officer of Sheldahl reasonably acceptable to the Investors

         o there being no material adverse effect on (i) the business of Sheldahl, its subsidiaries and Holdings, taken as a whole, and
              (ii) the business, financial condition or prospects of Sheldahl's Micro Products business taken alone

Because Sheldahl has requested and received an exception to Nasdaq's requirement to seek shareholder approval for the Transactions, assuming all other conditions contained in the Stock Purchase Agreement have been met, closing of the Equity Investment will occur on the first business day that is ten days after the date of mailing of the Nasdaq Shareholder Notice.

Subordinated Notes and Warrant Purchase Investment

         Concurrent with entering into the Merger Agreement and Stock Purchase Agreement, Sheldahl executed a subordinated notes and warrant purchase agreement (the "Debt Agreement") by and among Sheldahl, Morgenthaler V, the Ampersand Funds and Molex Incorporated, Sheldahl's largest shareholder ("Molex"). Under the terms of the Debt Agreement, Morgenthaler V, the Ampersand Funds and Molex (the "Purchasers") will purchase up to $15.0 million of 12% Senior Subordinated Notes ("Notes") and related warrants (the "Warrants") (the "Debt Investment"). Initially, the Purchasers will collectively purchase an aggregate of $6.5 million in Notes and receive Warrants to purchase 988,201 shares of Sheldahl Common Stock (the "Initial Closing"). During the nine (9) months period after the Initial Closing, Sheldahl may require up to two subsequent closings of at least $1.0 million each, up to an additional maximum amount of $8.5 million in Notes and Warrants to purchase an additional 1,292,265 shares of Sheldahl Common Stock ("Subsequent Closings"). Sheldahl may only drawn down on this facility twice. If Sheldahl makes no additional draws, Molex has the right to require the sale to it of up to $2,127,877 of Notes and Warrants to purchase 323,503 shares. The Warrants issuable under the Debt Agreement are exercisable at $.01 per share and are exercisable for seven years from the date of issuance. Under the terms of the Debt Agreement, Sheldahl must also use its reasonable best efforts to obtain the consent of its senior lender, Wells Fargo Bank, N.A., and any other lender that has a security interest in assets of the Company to permit the Purchasers to take a security interest in such assets. The cash used by the Purchasers to complete the Debt Investment will come from the liquid assets of the Purchasers.

         Under the terms of the Debt Agreement, each party's obligations are conditioned upon customary closing conditions, as well as the following:

         o    closing of the Merger (described above)

         o closing of the Common Stock and Series G Investment (described above)

         o    receipt of all required approvals and consents for the Debt
              Investment

         o execution of an Intercreditor Agreement and, if applicable, a Security Agreement and Deed of Trust

         o receipt of approval for the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1930, as amended

         o    execution of the Registration Rights Agreement

         o    amendment by Sheldahl of its Rights Agreement

         o there being no material adverse effect on (i) the business of Sheldahl, its subsidiaries and Holdings, taken as a whole, and
              (ii) the business, financial condition or prospects of Sheldahl's Micro Products business taken alone

Once all conditions contained in the Debt Agreement have been met, closing will occur immediately. The Debt Agreement may be terminated in the event the Merger Agreement or the Stock Purchase Agreement is terminated.

Governance Agreement

         At the time of closing of the Merger, the Equity Investment and the Debt Investment (collectively, the "Transactions"), Sheldahl will enter into a governance agreement by and among it and Morgenthaler V, the Ampersand Funds and Sound Beach Technology Partners, LLC, a former IFT stockholder ("Sound Beach") (collectively, the "Parties") establishing the terms and conditions regarding
(i) future purchases and sales of the Company's securities, and (ii) the Parties' relationship with the Company (the "Governance Agreement"). Molex will not be a party to the Governance Agreement.

         Under the terms of the Governance Agreement, until the third anniversary of the closing of the Transactions, the Parties and their respective affiliates are restricted from beneficially owning any Sheldahl securities in excess of that issued or issuable (i) in the Merger, (ii) under the Stock Purchase Agreement, (iii) upon conversion of the Series G Stock, (iv) issuable in respect of dividends due on the Series G Stock, and (v) upon exercise of the Warrants issued under the Debt Agreement. The Parties are also restricted from doing a business combination or proxy solicitation during the same period. This restriction does not include, however, acquiring securities directly from the Company or making business combination or tender offer proposals to the Company or conducting a proxy solicitation in response to the same made by third parties.

         Also under the terms of the Governance Agreement, for one year from the date of the closing of the Transactions, the Parties are restricted from transferring any of their shares of Common Stock, Series G Stock and

Warrants, other than to their Affiliates or Associates. At any time prior to the third anniversary of the closing of the Transactions, any transferees of such parties, other than a partner or a member of a Party, must become a signatory to the Governance Agreement. After one year, any of the Parties that is an investment fund may distribute its shares to its partners and members.

         The terms of the Governance Agreement also require that the initial composition of Board of Directors of Sheldahl after the closing of the Transactions is established to be comprised of (i) three continuing directors from Sheldahl (each a "Continuing Director"), (ii) the director appointed by Molex (the "Molex Director"), and (iii) three directors nominated by Morgenthaler V, the Ampersand Funds and Sound Beach. The number of directors which may be nominated by Morgenthaler V, the Ampersand Funds and Sound Beach will be reduced as their collective ownership in the Company is reduced. The terms of the Governance Agreement require that the identity of directors to stand for election by the Company's shareholders or to fill vacancies on the Board of Directors be determined by a nominating committee of the Board of Directors (the "Nominating Committee"). For the first regular meeting of the Company's shareholders subsequent to the closing of the Transactions, the Nominating Committee is to be comprised of one director appointed by Morgenthaler V, the Ampersand Funds and Sound Beach together, one Continuing Director and the Molex Director.

         In the event the Company desires to enter into a transaction with any of the holders of the Series G Stock or their affiliates, the Governance Agreement requires that such transaction must be approved by a majority vote of the Board of Directors, excluding any Series G Director who is a party to or otherwise has an interest in the transaction.

         Without the consent of Morgenthaler V and the Ampersand Funds, the Company may not authorize or enter into any agreement relating to a merger, sale or lease of substantially all of the Company's assets, set the number of directors at a number other than seven (7), subject to an amendment to the Company's Bylaws to reduce the current number of directors from nine (9) to seven (7), or repurchase or redeem any equity securities of the Company, as long as such Party continues to hold at least 15% of the shares of Common Stock issued or issuable to it pursuant to the Transactions.

Post Transactions Ownership

         After completion of all the Transactions, Morgenthaler V, the other Stockholders of Holdings and the Ampersand Funds will collectively hold securities representing ownership of approximately 49% of Sheldahl on a fully diluted basis (assuming conversion of all Sheldahl convertible securities). In addition, Molex will increase its ownership of Sheldahl securities and, after participation in these transactions and assuming Molex makes its maximum investment permissible under the Debt Agreement, will own approximately 10% of Sheldahl on a fully diluted basis.

         On a beneficial basis, calculated in conformance with Rule 13d-1 of the Securities Exchange Act of 1934, as amended, the parties will have ownership as follows:

         o Morgenthaler V will own or have the right to acquire 11,999,886 shares of Sheldahl Common Stock, representing 43.40% of Sheldahl.

         o The Ampersand Funds will own or have the right to acquire 3,111,796 shares of Sheldahl Common Stock, representing 12.21% of Sheldahl.

         o Molex will own or have the right to acquire 3,827,069 shares of Sheldahl Common Stock, representing 14.10% of Sheldahl.

         o Sound Beach will own or have the right to acquire 2,096,213 shares of Sheldahl Common Stock, representing 8.79% of Sheldahl.

         o Other former Stockholders of Holdings will collectively own or have the right to acquire 747,206 shares of Sheldahl Common Stock, representing 3.09% of Sheldahl.


         Bank Agreement Waiver. The Company's 1998 three-year credit agreement with a group of lenders lead by Wells Fargo Bank, N.A., as agent, consists of a working capital revolver of $25 million based on levels of working capital and a term facility of $16 million based on the Company's fixed assets. The term facility of $16 million has an outstanding balance as of the end of the fiscal year of $11.6 million with monthly repayments of $205,000 through December 2001. On November 8, 1999, the Company's borrowing available under the working capital portion of its 1998 credit facility was reduced by $2.5 million. This change was initiated by the Company's lenders in conjunction with a waiver issued by the lenders related to the Company's failure to achieve certain financial ratios and the Company's current level of borrowing under the working capital revolver related to its events of non-compliance. Under the $25 million working capital revolver, the Company has the ability to borrow based on the levels of accounts receivable and inventory, which establishes a borrowing base. Effective November 1999, in connection with the waiving of covenant non-compliance, the Company's lenders increased the interest rate to prime plus 2% and instituted a $2.5 million liquidity reserve. In June 2000, the Company's lenders agreed to amend the credit agreement to extend its maturity date to December 1, 2001 and to reduced the liquidity reserve from $2.5 million to $1.5 million. As of September 1, 2000, the amount available to borrow on the revolver was approximately $8.2 million, which reflects the $1.5 million liquidity reserve. In November 2000, in connection with the Company's executing the Transaction documents described above, the Company's lenders removed the $1.5 million liquidity reserve. Actual borrowing under this working capital revolver as of November 24, 2000 was $15.0 million and the amount available to borrow was $3.2 million (see Capital Reserves). The applicable interest rate on the loan effective September 1, 2000 and August 27, 1999 was 11.5% and 8.25%, respectively.

RESULTS OF OPERATIONS

         Fiscal 2000 was a challenging and difficult year for the Company. The Company's customers were hesitant to place new programs with the Company due to their concern over the Company's financial viability. In addition, the Company's suppliers tightened credit terms for similar reasons. Overall, the Company experienced $14.7 million in sales growth during fiscal 2000, reflected in both the Core and Micro Products Businesses. The Novaflex HD products represented $8.8 million of the sales growth in fiscal 2000. The Company's Micro Products segment continued to develop a market position for ViaThin with total sales growth of $5.2 million and a production backlog of over $3.9 million as of September 1, 2000, with production orders from Vitesse, Texas Instruments and Altera and prototype orders from other targeted OEM and assemblers.

         The following table shows the percentage of net sales represented by certain line items from the Company's consolidated statements of operations excluding the aforementioned restructuring asset impairment and cumulative effect of change in method of accounting for the periods indicated.


                                                                           Fiscal Years Ended
                                                            ----------------------------------------------
                                                            September 1,       August 27,       August 28,
                                                                2000              1999             1998
                                                            ------------       ----------       ----------
         Net sales                                             100.0%            100.0%           100.0%
         Cost of sales                                          91.2%             89.4%            93.2%
                                                               ------            ------           ------
         Gross profit                                            8.8%             10.6%             6.8%
                                                               ------            ------           ------
         Expenses:
            Sales and marketing                                  6.3%              7.9%             8.4%
            General and administrative                           6.7%              7.2%             7.0%
            Research and development                             2.3%              2.3%             3.3%
            Interest                                             3.0%              2.0%             2.2%
                                                               ------            ------           ------
                  Total expenses                                18.3%             19.4%            20.9%
                                                               ------            ------           ------
         Loss before income taxes,
           restructuring costs, impairment charges,
           and cumulative effect of change in method
           of accounting                                        (9.5%)            (8.8%)          (14.1%)
                                                               ======            ======           ======


         For fiscal 2000, the Company's Core Business sales increased $9.5 million, or 7.8%, over the prior year due to growth in sales of the Company's Novaflex HD and VHD product lines which accounted for $46.6 million of the Core Business sales compared to $39.3 million and $23.5 million in fiscal years 1999 and 1998, respectively. The sales gains in the Novaflex family of products were offset slightly by sales declines of $0.7 million in standard Flexbase products. Laminate materials sales increased $2.8 million to $32.3 million compared to $29.5 million and $28.2 million for fiscal years 1999 and 1998, respectively. The Company's Micro Products segment grew $5.2 million over the prior year sales of $1.5 million, with 43.3 % of the sales revenue being shipped in the Company's fourth quarter.

The table below shows, for the period indicated, the Company's sales by business unit (in thousands):


                               September 1, 2000              August 27, 1999                August 28, 1998
                              -------------------            ------------------             ------------------
                              Amount            %            Amount           %             Amount           %
                              ------            -            ------           -             ------           -

Core Business                 $130,061        95.1%          $120,556        98.7%         $116,002        99.1%
Micro Products                   6,680         4.9%             1,530         1.3%            1,043          .9%
                              --------       ------          --------       ------         --------       ------
Net sales                     $136,741       100.0%          $122,086       100.0%         $117,045       100.0%
                              ========       ======          ========       ======         ========       ======



         The table below shows, for the periods indicated, the Company's sales to various markets (in thousands):


                               September 1, 2000               August 27, 1999                August 28, 1998
                              -------------------            ------------------             ------------------
                              Amount            %            Amount           %             Amount           %
                              ------            -            ------           -             ------           -

Automotive                      78,571        57.6%         $  82,119        67.3%        $  80,365        68.7%
Datacom                         40,377        29.5%            20,521        16.8%           15,463        13.2%
Aerospace/Defense                7,362         5.4%             8,441         6.9%           10,030         8.5%
Industrial                       6,941         5.0%             7,098         5.8%            7,451         6.4%
Consumer                         3,490         2.5%             3,907         3.2%            3,736         3.2%
                              --------       ------          --------       ------         --------      -------
Net sales                     $136,741       100.0%          $122,086       100.0%         $117,045       100.0%
                              ========       ======          ========       ======         ========       ======


         Cost of Sales/Gross Profit. During fiscal 2000, gross profit decreased $0.9 million reflecting the impact of increased sales revenue to the Datacom markets which carried with them lower gross margins, lower than anticipated unit cost reductions and accelerated price reductions. Total gross profit as a percent of sales decreased to 8.8% in fiscal 2000 compared to 10.6% and 6.8% in fiscal years 1999 and 1998, respectively. Core Business gross profit decreased by $4.8 million to $21.4 million, or 15.7% of sales, compared to 21.5% and 18.8% in fiscal years 1999 and 1998, respectively.

         The Micro Products segment fiscal 2000 gross profit improved to a negative $9.3 million versus a negative $13.3 million in fiscal 1999. Added sales revenue of $5.2 million, which absorbed an increased share of fixed operating expenses of the Company's Longmont facility, improved gross profit. Gross profit in fiscal 1998 was a negative $13.9 million reflecting less fixed costs in support of the Micro Products segment.

         Sales and Marketing Expenses. Sales and marketing expenses decreased $1.0 million, or 10.3%, in fiscal 2000 after a decrease of $195,000, or 2%, in fiscal 1999. The Core Business sales and marketing expense was $7.3 million, $8.0 million and $8.1 million in fiscal years 2000, 1999 and 1998, respectively, while Micro Products sales and marketing expenses were $1.4 million, $1.7 million and $1.8 million for the same respective periods. As a percentage of total Company net sales, sales and marketing expenses were 6.3% in fiscal 2000, 8% in fiscal 1999 and 8% in fiscal 1998. Fiscal 2000 reductions in sales and marketing expense reflected lower spending levels for travel and promotional related activities.

         General and Administrative Expenses. General and administrative expenses increased $0.5 million, or 5.7%, to $9.2 million in fiscal 2000 and $0.6 million, or 7%, to $8.7 million in fiscal 1999. The Company's general and administrative expenses increase in fiscal 2000 reflects $0.4 million related to the Company's strategic alternative actions. In 1999, the increase in general and administrative expenses was due to depreciation and maintenance expense of the computer network systems and infrastructure to support the ERP system.

         The Company's general and administrative expenses are allocated to the business segments based on a combination of assets and personnel employed. Core Business general and administrative expenses were $7.0 million, $6.5 million and $6.2 million for fiscal years 2000, 1999 and 1998, respectively, while Micro Products general and administrative expenses were $2.1 million, $2.2 million and $2.0 million for the same respective periods.

         Research and Development Expenses. Gross research and development expenses decreased $0.1 million or 4.0%, in fiscal 2000 to $3.1 million. Direct external funding applied to research and development expenses were $0, $400,000 and $227,000 in fiscal years 2000, 1999 and 1998. This resulted in net research and development expenses of $3.1 million, $2.8 million and $3.9 million in fiscal years 2000, 1999 and 1998, respectively.

         The table below shows, for the periods indicated, the Company's research and development expenses (in thousands):

                                                Fiscal Years Ended
                                  ----------------------------------------------
                                  September 1,      August 27,        August 28,
                                      2000             1999              1998
                                  ------------      ----------        ----------

         Gross expense               $3,083           $ 3,225          $ 4,108
         External funding                 -              (400)            (227)
                                     ------           -------          -------
         Net expense                 $3,083           $ 2,825          $ 3,881
                                     ======           =======          =======
         Percent of sales               2.3%              2.3%             3.3%


         R&D spending continued flat for the year. Net expenses increased as there were no offsets from external funding as in the previous year. The Company continued to emphasize its R&D efforts on short term issues related to improving yields out of the Micro Products business and increased throughput during the beginning of the year. Other R&D efforts centered around process refinement for Micro Products, with product improvement and cost reduction as the goal. In addition, the Company focused its R&D efforts in the Core Business on activities to support its emerging business in Accentia(TM) display materials.

         Fiscal 1999's decline in research and development expense directly relates to the shift of technical talent to support production efforts and attrition connected with the fiscal 1998 early retirement program. Further, expenses associated with travel and material were also reduced. The external funding of the research and development efforts in fiscal 1999 were related to product and process development for circuitry targeted for the Company's joint venture with Molex.

         Net research and development expenses which is essentially directly incurred to support each business were $2.1 million, $1.8 million and $3.6 million for the Core Business in fiscal years 2000, 1999 and 1998, respectively, and $1.0 million, $1.0 million and $0.3 million for Micro Products for the same respective periods.

         Interest Expense. Gross interest expense increased to $4.1 million in fiscal 2000 from $3.5 million in fiscal 1999 and $4.5 million in fiscal 1998, as interest rates increased and the Company paid penalties for failing to meet its bank covenants. Capitalized interest decreased to $0.1 million in fiscal 2000 as compared to $1.0 million in fiscal 1999 and $1.9 million in fiscal 1998. The Company anticipates higher capitalized interest in fiscal 2001 as it increases its overall capital spending by approximately $9.6 million.

         The following shows a breakdown of interest expense for the fiscal years indicated (in thousands):

                                               Fiscal Years Ended
                                 ----------------------------------------------
                                 September 1,      August 27,        August 28,
                                     2000             1999              1998
                                 ------------      ----------        ----------

         Gross interest             $4,182           $ 3,489          $ 4,450
         Capitalized interest         (122)             (990)          (1,903)
                                    ------           -------          -------
         Net expense                $4,060           $ 2,499          $ 2,547
                                    ======           =======          =======
         Percent of sales              3.0%              2.0%             2.2%

       Restructuring Costs. In February 1999, the Company recorded a charge of $3.1 million for separation costs incurred in reducing its salaried work force. This charge was increased by $0.5 million in August 1999. The restructuring costs provide for approximately $2.0 million for severance and early retirement salary costs and approximately $1.6 million for medical, dental and other benefits being provided to the affected individuals. Approximately 43 people were affected by this action.

         In February 1998, a restructuring charge of $4.0 million was recorded related to the culmination of the Company's business re-engineering initiative that began three years ago. Due to significant productivity benefits resulting from the initiative, the Company has reduced the size of its salaried workforce. The workforce reduction involved layoffs, early retirement offerings, reassignments and reclassifications of positions. The restructuring costs provide for approximately $2.5 million for severance and early retirement salary costs, approximately $1.3 million for medical, dental and other benefits being provided to the affected individuals, and approximately $0.2 million for outplacement and other costs. Approximately 73 people were affected by this action.

         In May 1998, an additional restructuring charge of $4.5 million was recorded and subsequently reduced by $0.5 million in May 1999. This restructuring charge relates to the closing of the Company's Aberdeen, South Dakota assembly facility and reducing its Northfield production workforce. The restructuring costs provide for approximately $1.4 million for severance costs, approximately $0.4 million for medical, dental and other benefits being provided to the affected individuals and approximately $2.2 million for equipment disposal, losses related to the closure of the Aberdeen facility, outplacement and other costs. Approximately 196 people were affected by this action.

         As of September 1, 2000, approximately $5.3 million had been charged to the Company's restructuring reserves related to severance and early retirement salary costs, approximately $1.4 million related to medical, dental and other benefits and approximately $2.4 million for equipment disposal and other costs and by November 1, 2000, 312 employees have terminated employment with the Company related to the fiscal 1998 and 1999 restructuring actions. The remaining severance and early retirement salary costs are anticipated to be paid through fiscal 2002, and the remaining medical, dental and other benefits are anticipated to be paid through fiscal 2003.

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

         Change in Method of Accounting. During fiscal 1998, the Company adopted Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities," which requires the expensing of these items as incurred, versus capitalizing and expensing them over a period of time. Start-up activities are broadly defined and include one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, commencing some new operation, and organizing a new entity. The adoption of this statement resulted in a cumulative effect of a change in method of accounting of approximately $5.2 million, primarily related to costs capitalized by the Company from its Longmont, Colorado facility. The adoption of this statement was applied retroactively to the beginning of fiscal 1998, and the Company's first and second quarters have been restated to reflect this change in method of accounting, in accordance with the provisions of SOP 98-5 and APB 20.

         Financial Condition. The Company's credit agreement with a group of its two remaining lenders lead by Wells Fargo, N.A., as agent, consists of a working capital revolver of $25 million based on levels of working capital and a term facility of $16 million based on the Company's fixed assets. The term facility of $16 million has an outstanding balance as of the end of the fiscal year of $11.6 million with monthly repayments of $205,000 through December 2001. In November 1999, the Company's borrowing available under the working capital portion of its 1998 credit facility was reduced. This change was initiated by the Company's lenders in conjunction with a waiver issued by the lenders related to the Company's failure to achieve certain financial ratios and the Company's current level of borrowing under the working capital revolver related to its events of non-compliance. Under the $25 million working capital revolver, the Company has the ability to borrow based on the levels of accounts receivable and inventory, which establishes a borrowing base. Effective November 1999, in connection with the waiving of covenant non-compliance, the Company's lenders increased the interest rate to prime plus 2% and required the Company to establish a liquidity reserve of $2.5 million. In June 2000, the Company's lenders agreed to amend the credit agreement to extend its maturity date to December 1, 2001 and to reduce the liquity reserve from $2.5 million to $1.5 million. As of September 1, 2000, the amount available to borrow on the revolver was approximately $8.2 million, which reflects the $1.5 million liquidity reserve. In November 2000, in connection with the Company's execution of the Transaction documents described in "Recent Developments" above, the Company's lenders removed the $1.5 million liquidity reserve. Actual borrowing under this working capital revolver as of November 24, 2000 was $15.0 million and the amount available to borrow was $3.2 million (see Capital Reserves). The applicable interest rate on the loan effective September 1, 2000 and August 27, 1999 was 11.5% and 8.25%, respectively.

         In November 1999, the Company refinanced its outstanding secured real estate loan with an insurance company. The new $4.3 million, ten-year secured real estate mortgage carries an interest rate of 8.53% and requires the Company to meet certain reporting covenants. Annual principal payments and interest under the new secured loan are $417,000 versus $1.3 million on the prior loan. Concurrent with the closing of this refinancing, the Company fully satisfied the $3.6 million secured real estate loan plus accrued and unpaid interest that was outstanding to the insurance company. The net effect of this refinancing enhanced short-term liquidity by $0.6 million by reducing fiscal 2000 debt payments by approximately $0.5 million and interest payments by approximately $0.1 million.

         On January 11, 2000, the Company issued 1,800 shares of Series F Convertible Preferred Stock with a total stated value of $1,800,000. This Series F preferred stock earns dividends at a rate of 5%, payable annually, and is convertible to nearly 330,000 shares at an initial rate of $5.46 per share. The purchasers of the Series F preferred stock were also issued 55,800 warrants to purchase the Company's Common Stock at a price of $5.46 per share. These warrants expire in January 2005. Net proceeds from the Series F preferred stock were approximately $1,800,000. As of September 1, 2000, 1,800 shares of Series F preferred stock were outstanding. No dividends were declared during fiscal 2000. Accrued dividends of approximately $56,000 are included in accounts payable in the accompanying 2000 consolidated balance sheet.

         During late February and early March of 1999, the Company issued $8.5 million of Series E Preferred Stock in a private placement. This new equity, with the agreement of the Company's lenders, satisfied the then existing covenant, which required the Company to raise additional equity capital during fiscal 1999. These equity proceeds were used to reduce current borrowing levels providing needed liquidity. This Series E Preferred Stock earns dividends at a rate of 5%, payable annually, and is convertible to nearly 1.4 million shares at an initial rate of $5.46. The holders of the Series E Preferred Stock were also issued 85,600 warrants to purchase the Company's common stock at a price of $7.8125 per share. These warrants expire in February 2004. Net proceeds from the Series E Preferred Stock were approximately $8,461,000. As of September 1, 2000, 8,060 shares of Series E Preferred Stock were outstanding. Dividends of $403,000 were declared during fiscal 2000 and paid in shares of the Company's common stock. Accrued dividends of approximately $202,000 are included in accounts payable in the accompanying 2000 consolidated balance sheet.

         On July 30, 1998, the Company issued 32,917 shares of Series D Convertible Preferred Stock with a total stated value of $32,917,000. This Series D Preferred Stock earns dividends at a rate of 5%, payable annually, and is convertible to nearly 5.4 million shares at an initial rate of $6.15 per share. The holders of the Series D Preferred Stock were also issued 329,170 warrants to purchase the Company's common stock at a price of $7.6875 per share. These warrants expire in July 2001. Net proceeds from the Series D Preferred Stock were $32,409,000. As of September 1, 2000, 32,353 shares of Series D Preferred Stock were outstanding. Due to the issuance of common stock in respect of dividends paid on the Company's securities junior to the Series D Preferred Stock, in accordance with the terms of the Series D Preferred Stock, the conversion and dividend payment rate of the Series D has been adjusted to $6.12 per share. Dividends of $1,617,650 were declared during fiscal 2000 and paid in shares of the

Company's common stock. Accrued dividends of approximately $135,000 are included in accounts payable in the accompanying 2000 consolidated balance sheet.

         In August 1997, the Company issued to a group of investors (the "Investors") 15,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") resulting in gross proceeds to the Company of $15,000,000 and warrants to purchase common stock at a price of $27.65 per share. The Board of Directors authorized the sale of the Series B Preferred Stock in order to raise proceeds, which were applied principally towards the development of the Longmont Facility for the Company's Micro Products Business. During fiscal years 1998 and 1999, the Investors converted most of their shares of Series B Preferred Stock. In February of 2000, the Company received a final conversion notice for $172,870 in stated value of Series B Preferred Stock. In accordance with the terms of the Series B Preferred Stock, the Company issued 36,148 shares of Common Stock (including accrued dividends) at a conversion price of $4.74 per share of common stock in conversion of such Series B Preferred Stock in February 2000. As of September 1, 2000, all of the shares of the Series B Preferred Stock had been converted or redeemed and all of the warrants have expired.

         Capital Reserves. Since fiscal 1995, the Company has invested significantly in new plant and equipment providing manufacturing capacity to deliver its patented Novaclad(R)-based line of products to both existing and new customers. This included building and equipping a facility in Longmont, Colorado, to manufacture substrates for IC packages. These capital expenditures were funded by a series of equity offerings commencing in June 1994 through February 2000, raising $102.3 million. The longer than expected period of time to achieve full product and market acceptance has resulted in greater losses generated from an under-utilized manufacturing facility and its supporting workforce. At the Longmont facility, the Company manufactures ViaArray(R) and ViaThin(R) - both Novaclad-based substrates for IC packages, plus the Company's Novaflex(R) VHD product targeted at the high-end disk drive market. Sheldahl received its initial volume order for the VHD product line in October 1998. The Company's fiscal 2000 sales volume from Novaflex VHD was $4.1 million. Additionally, the base material for the Company's Novaflex HD is also produced in the Longmont facility. For fiscal 2000, $42.5 million of Novaclad based product was produced all or in part at the Longmont facility.

         As of September 1, 2000, the Longmont facility was operating at approximately 30% of stated production capacity with projected breakeven at 40%
- 60% of factory utilization or approximately $25 - $29 million of annual revenue of ViaThin and ViaArray products plus related volume of the Novaflex HD and VHD product lines. Breakeven volume at the Longmont facility is not expected until the second half of fiscal 2001 at the earliest. Overall, the Longmont manufacturing operation is estimated to have between a $5.5 million to $6.0 million negative impact on operating cash flow in fiscal 2001.

         During the three-year period ended September 1, 2000, the Company incurred, principally at its Micro Products operations, cumulative net losses totaling approximately $75.7 million, including restructuring and other charges of $27.7 million. During this three-year period, the Company used cash of approximately $31.2 million supporting capital expenditures and approximately $9.7 million for net operating activities. The Company has financed these transactions principally through equity and debt financing.

         Cash requirements to fund restructuring charges taken during fiscal 1999 and 1998 are expected to be approximately $0.9 million in fiscal 2001 compared to $2.7 million and $5.0 million in fiscal 2000 and 1999, respectively. Fiscal 2001 capital expenditures for the Company are planned at approximately $12.0 million, compared with $2.4 and $5.5 million in fiscal 2000 and 1999, respectively. Debt repayments for fiscal 2001 will be $3.5 million including $2.5 million on the bank term facility and $1.0 million for various capital lease payments.

         The impact of anticipated fiscal 2001 operating losses, tight borrowing levels pursuant to its debt agreements and the uncertainty of the timing of sales growth from the Company's Micro Products business places significant pressure on the cash reserves of the Company. Cash flow projections based on the Company's operating plan for fiscal 2001 reflect an increased level of cash flow requirements during the year as working capital expands to support projected sales growth. The Company believes that the Transactions discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" will alleviate the Company's cash flow and liquidity constraints and provide the needed cash flow to continue to fund normal operations. The inability of the Company to i) consummate the Transactions described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" or raise additional debt or equity of at least $5 million during the first half of fiscal 2001; ii) execute the sales orders received from the Micro Products business customers; iii) improve operating results in the Micro Products business; iv) achieve operating performance from the Company's Core Business above fiscal 2000 levels; v) achieve other cost or productivity improvements included in the Company's fiscal 2001 budget; and vi) maintain adequate liquidity to fund normal operations would result in the Company being out of compliance with certain of its debt covenants thereby allowing the Company's lenders to require full repayment of the outstanding borrowings under the Company's credit agreement and/or leave the Company in a cash reserve position that would require additional capital to fund operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has and will continue to implement operational measures designed to assist the Company in achieving its fiscal 2001 budget and cash flow objectives. Should any of the matters discussed above ultimately not occur, management will attempt to take one or all of the following actions: (i) obtain new equity capital, (ii) issue new debt, and/or (iii) significantly restructure the Company's operations. However, there can be no assurance that the Company will be successful in closing the Transactions described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments", in achieving its projected operating results for fiscal 2001, in meeting its quarterly debt covenants during fiscal 2001 or in its attempt to issue additional debt or to raise additional capital on terms acceptable to the Company, or in the event of the failure of the foregoing, successfully take the actions described above.

         Net working capital increased to $21.3 million in 2000 from $16.4 and $9.2 million in 1999 and 1998, respectively. A net increase in the Company's accounts receivable and inventory of $1.0 million reflect greater sales growth in the fourth quarter of fiscal 2000 over the same period last year.

         Foreign Currency Risk. The Company periodically maintains a limited exposure to foreign currency risk with smaller programs contracted in British Sterling, German Marks and French Francs. These contracts and the exchange rate are reviewed periodically. As of September 1, 2000, the Company has no material contracts outstanding.

         On January 1, 1999, the Euro, the new European currency, initiated internal commercial use. As of September 1, 2000, none of the Company's sales order or purchase orders are priced in Euro. However, in order to remain competitive, the Company anticipates pricing certain contracts in Euro and has systems in place to support such contracts by converting foreign currency transactions to six decimal places. When warranted by the size of foreign currency contracts, the Company will use a variety of hedging techniques, including financial derivatives, to prudently reduce, but not eliminate, its exposure to foreign currency fluctuations.

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

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and hedging Activities," effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company will adopt SFAS No. 133 at the beginning of fiscal 2001 and does not expect the adoption to materially impact its results of operations or financial position.

CAUTIONARY STATEMENT

         Statements included in this management's discussion and analysis of financial condition and results of operations, in the letter to shareholders, elsewhere in this Form 10-K, in the Company's annual report, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and oral statements made with the approval of an authorized executive officer that are not historical, or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain risks and uncertainties could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual financial performance and cause it to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to begin full volume production at its Micro Products facility is dependent upon final qualification by the Company's customers and, in some cases, their customers, of ViaThin as well as the ability of its production equipment to produce sufficient quantities of product at acceptable quality levels; (ii) delays in achieving full volume production at the Micro Products facility will have a material adverse impact on the Company's results of operations and liquidity position; (iii) a general downturn in the automotive market, the Company's principal market, could have a material adverse effect on the demand for the electronic components supplied by the Company to its customers; (iv) the Company's ability to continue to make significant capital expenditures for equipment, expansion of operations, and research and development is dependent upon funds generated from operations and the availability of capital from other sources; (v) the extremely competitive conditions that currently exist in the automotive and datacommunications markets are expected to continue, including development of new technologies, the introduction of new products, and the reduction of prices; (vi) the Company fails to achieve levels of sales growth and operational performance that sustains sufficient cash flow to operate the business and satisfy existing covenants with the Company's lenders; and (vii) the completion of the Transactions described in "Recent Developments" above. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect the events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's Credit and Security Agreement described in Note 3 to the financial statements as well as in the Management Discussion and Analysis carries interest rate risk. Amounts borrowed under this Agreement are subject to interest charges at a rate equal to the lender's prime rate plus 2%, which as of November 1, 2000 was 11.5%. Should the lenders base rate change, the Company's interest expense will increase or decrease accordingly. As of September 1, 2000, the Company had borrowed approximately $25.9 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost the Company $259,000 in additional gross interest cost on an annual basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements are listed under Item 14 of this report. Unaudited quarterly financial data for fiscal 2000 and 1999 is set forth in Note 14 to the Consolidated Financial Statements included with this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names of the Company's Directors, as of November 15, 2000, their principal occupations and other information is set forth below, based upon information furnished to the Company by the Directors.


                                                PRINCIPAL OCCUPATION                           DIRECTOR
     NAME AND AGE                             AND OTHER DIRECTORSHIPS                           SINCE
     ------------                             -----------------------                          --------
James E. Donaghy (66)               Chairman of the Board of the  Company;  Chief                1988
                                    Executive  Officer of the  Company  from 1988
                                    until December 1998; prior to 1988,  Director
                                    of  Planning  and   Development   for  Dupont
                                    Electronics,       Wilmington,       Delaware
                                    (electronics manufacturer).

John G. Kassakian (57)              Professor  of  Electrical   Engineering   and                1985
                                    Director,  Laboratory for Electromagnetic and
                                    Electronic Systems,  Massachusetts  Institute
                                    of  Technology,   Cambridge,   Massachusetts;
                                    Director  of  Ault  Incorporated  and ISO New
                                    England.

Edward L. Lundstrom (50)            Chief Executive Officer of the Company since                 1999
                                    January 1999; President of the Company since
                                    September 1997; since 1976, held various
                                    management positions with the Company;
                                    Director of Research, Incorporated.

Gerald E. Magnuson (70)             Retired    Partner,    Lindquist   &   Vennum                1975
                                    P.L.L.P., Minneapolis, Minnesota (law firm)
                                    since  December  1994;  Director of Research,
                                    Incorporated and WSI Industries, Inc.

William B. Miller (68)              Partner,  Miller  &  Company,  Ayr,  Scotland                1991
                                    (business   consulting);   prior   to   1991,
                                    Managing  Director  and  Chairman,  Prestwick
                                    Holdings  plc,  Ayr,   Scotland   (electronic
                                    component  manufacturer);  Director of Magnum
                                    Power   plc   and    Stathclyde    University
                                    Incubator Ltd.

Kenneth J. Roering (58)             Professor,  School of Management,  University                1988
                                    of Minnesota,  Minneapolis,  Minnesota;  Vice
                                    Chairman   of  the  Board  of  the   Company;
                                    Director    of    TSI,    Inc.,     Transport
                                    Corporation of America,  Inc. and Arctic Cat,
                                    Inc.

Raymond C. Wieser (62)              Corporate    Vice    President    of    Molex                1998
                                    Incorporated (connector manufacturer).


         As of November 15, 2000, the executive officers of the Company, who are appointed annually to serve one year terms, are as follows:


                                              Date First
      Name                      Age           Appointed                           Position
      ----                      ---           ----------                          --------
James E. Donaghy                 66              1999                Chairman of the Board and Director
Kenneth J. Roering               58              1998                Vice Chairman of the Board and Director
Edward L. Lundstrom              50              1999                President, CEO and Director
Jill D. Burchill                 46              1999                Vice President and Chief Financial Officer
Gregory D. Closser               48              1999                Vice President - Core Business
Michele C. Edwards               36              1997                Vice President - Supply Chain Operations
James L. Havener                 57              1998                Vice President - Micro Products
Sidney J. Roberts                54              1996                Vice President - Research and Development

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

         Kenneth J. Roering was named Vice Chairman of the Board in October 1998. Mr. Roering has been a Director of the Company since 1988. Mr. Roering is a Professor in the Carlson School of Management at the University of Minnesota. Mr. Roering is also a member of the Boards of Directors of TSI, Inc., Transport Corporation of America, Inc. and Arctic Cat, Inc.

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

         Gregory D. Closser has served as Vice President - Core Business since March 1999. Prior to that, he was Vice President - Flexible Interconnects since January 1996. From 1983 to 1989, he held the position of Quality Director. From 1989 to 1993, he was the General Manager of Interconnect Manufacturing. From 1993 to 1995 he was Vice President - Interconnect Operations.

         Michele Edwards was named to the position of Vice President - Supply Chain Operations in September 1997. She joined Sheldahl in 1989 as a Manufacturing Engineer in the Materials Business.

         James L. Havener joined the Company in January of 1998 as Vice President - Micro Products. He was previously Business Manager, Strategic Planning and Advance Products Marketing for 3M Company's Electronic Products Division.

         Sidney J. Roberts joined the Company in 1973 and has held various positions with the Company, including Director of Manufacturing and Engineering
- Materials, Business Director - Novaclad, Manager of Research and Development - Materials and Interfacial Engineering, and Technical Director - Materials. He was named to his present position, Vice President - Research and Development, in November 1996.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. These insiders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 1, 2000, all
Section 16(a) filing requirements applicable to its insiders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table shows, for the fiscal years ending September 1, 2000, August 27, 1999 and August 28, 1998, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to Edward L. Lundstrom, the Company's Chief Executive Officer, and to each of the four other most highly compensated executive officers of the Company in office at the end of fiscal year 2000, whose total cash compensation exceeded $100,000 during fiscal year 2000 in all capacities in which they served:


                           SUMMARY COMPENSATION TABLE

                                                                                      Long Term
                                                                                     Compensation
                                                                                     ------------
                                                  Annual Compensation                   Awards
                                           -------------------------------------------------------------------------
                                                                      Other
                                                                      Annual          Securities          All Other
         Name and                                                    Compensa-        Underlying          Compensa-
    Principal Position         Year        Salary ($)    Bonus ($)   tion($)(1)         Options           tion($)(2)
    ------------------         ----        ----------    ---------   ----------      ------------        ----------
Edward L. Lundstrom            2000          250,912            0       0                       0             5,018
  President and Chief          1999          200,176            0     63,924               75,000             3,687
  Executive Officer            1998          199,953            0       0                  10,654             3,691

Jill D. Burchill(3)            2000          200,378       50,000       0                       0             4,008
Vice President                 1999           94,432       50,000                          75,000                 0
  Chief Financial
  Officer

James Havener                  2000          181,221            0       0                       0             3,624
 Vice President- Micro         1999          175,001            0       0                       0             3,500
Products Business Unit         1998          111,745            0       0                  75,000             2,221

Greg D. Closser                2000          150,078            0       0                       0             3,002
Vice President-                1999          137,345            0       0                       0             2,581
  Core Business                1998          136,906            0       0                       0             2,481

Michele Edwards                2000          149,789            0       0                  10,000             2,996
Vice President-                1999          134,557            0       0                  50,000             2,691
   Supply Chain                1998          104,466        1,500       0                  22,170             2,089
   Operations

------------------------
(1) With respect to Mr. Lundstrom, this amount represents taxable gain related to option exercises during fiscal 1998.
(2) These amounts represent the Company's basic and matching contributions to the Company's 401(k) plan on behalf of such employees.
(3)      Ms. Burchill became Chief Financial Officer on March 13, 1999.

STOCK OPTIONS

         The following table contains information concerning the grant of stock options under the Company's stock option plans to the Named Executive Officers during the last fiscal year:



                        OPTION GRANTS IN LAST FISCAL YEAR

                              INDIVIDUAL GRANTS
-----------------------------------------------------------------------------------------------------
                                                                               POTENTIAL REALIZABLE
                          NUMBER                                                 VALUE AT ASSUMED
                            OF         % OF TOTAL                                  ANNUAL RATES OF
                         SECURITIES     OPTIONS                                      STOCK PRICE
                           UNDER-      GRANTED TO                                   APPRECIATION
                           LYING       EMPLOYEES      EXERCISE                   FOR OPTION TERM(1)
                          OPTIONS      IN FISCAL       PRICE      EXPIRATION
        NAME              GRANTED        YEAR        PER SHARE       DATE           5%         10%
-----------------------------------------------------------------------------------------------------
Edward L. Lundstrom            --           --              --        --              --          --
Jill D.Burchill                --           --              --        --              --          --
James Havener                  --           --              --        --              --          --
Greg D. Closser                --           --              --        --              --          --
Michele Edwards            10,000        12.87%          $5.00     10/21/09      $31,445     $79,687

-----------------------------------
(1) Gains are reported net of the option exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall stock market conditions, as well as the optionholder's continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

OPTION EXERCISES AND HOLDINGS

         The following table sets forth information with respect to the Named Executive Officers, concerning the exercise of options during the last fiscal year and unexercised options held as of the end of fiscal year 2000:

     OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                      Number of Securities
                                                          Underlying               Value of Unexercised
                                                    Unexercised Options at        In-the-Money Options at
                           Shares                       Fiscal Year-End                Fiscal Year-End
                        Acquired on       Value     -------------------------- --------------------------------
Name                      Exercise     Realized(1)  Exercisable  Unexercisable Exercisable(2)  Unexercisable(2)
----                    -----------    -----------  -----------  ------------- --------------  ----------------
Edward L. Lundstrom          0             $0           171,448        28,552              $0                0
Jill D. Burchill             0              0            25,000        50,000               0                0
James Havener                0              0            75,000             0               0                0
Greg D. Closser              0              0            75,000             0               0                0
Michele Edwards              0              0            61,667        13,333               0                0

-----------------------

(1) Market value on the date of exercise of shares covered by options exercised, less option exercise price.
(2) Based on a per share price of $3.9375 which is the average of the high and low prices for the Company's Common Stock on September 1, 2000. Value is calculated on the difference between the option exercise price and $3.9375 multiplied by the number of shares of Common Stock underlying the options, but before taxes associated with exercise.

BOARD COMPENSATION COMMITTEE REPORT

         Decisions on compensation of the Company's executives are generally made by the three member Compensation Committee of the Board consisting of Messrs. Magnuson (Chairman), Donaghy and Roering . All decisions by the Compensation Committee relating to the compensation of the Company's executive officers are reviewed by the full Board. Pursuant to rules designed to enhance disclosure of companies' policies toward executive compensation, set forth below is a report submitted by Messrs. Magnuson, Donaghy and Roering in their capacity as the Board's Compensation Committee addressing the Company's compensation policies for fiscal year 2000 as they affected the executive officers. The following report shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933 (the "1933 Act") or the Securities Exchange Act of 1934 (the "1934 Act"), except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the 1933 Act or the 1934 Act.

         Compensation Philosophy. The Company's primary objective is to enhance long-term shareholder value by safely and profitably providing products of the highest value and quality for key markets. In furtherance of this objective, the Company is committed to a strong, positive link between its business and strategic goals and its compensation programs. The financial goals for compensation plans are reviewed and approved by the Board in conjunction with its approval of the Company's strategic and operating plans.

         The Company's total compensation philosophy is designed to support its overall objective of creating value for its shareholders. Key objectives of this philosophy are:

         o Attract and retain key executives critical to the long-term success of the Company.

         o Support a performance-oriented environment that rewards performance with respect to the Company's short and long-term financial goals.

         o Emphasize pay for performance by having a significant portion of compensation "at-risk," particularly for senior executives.

         o Encourage maximum performance through the use of appropriate incentive programs.

         o Encourage employee stock ownership to enhance a mutuality of interest with other shareholders.

         The Company has designed its executive compensation programs around these objectives. The Compensation Committee believes the Company's programs consistently meet these goals. Following is a description of the Company's current programs and how each design element relates to the objectives outlined above.

         Base Salary. The Compensation Committee annually reviews each officer's salary, including those of the Named Executive Officers. In determining appropriate salary levels, the Compensation Committee considers level of responsibility, experience, individual performance, internal equity, as well as external pay practices.

         Annual Incentives. Annual incentive (performance bonus) award opportunities are made to managerial and executive employees to recognize and reward corporate and individual performance. Each year, the Compensation Committee will approve the performance measures selected, as well as specific financial targets used. The Compensation Committee believes these goals drive the future success of the Company's business and enhance shareholder value.

         The amount individual executives may earn is directly dependent upon the individual's position, responsibility and ability to impact the Company's financial success. Additionally, external market data is reviewed annually to determine competitive incentive opportunities. Awarded amounts are related to performance.

         The short-term incentive plan is dependent on measured financial performance. Every payout depends on results, not on efforts. Bonuses are paid based upon attainment of financial goals. Jill Burchill, Chief Financial Officer, received a bonus of $50,000 in fiscal 2000 under the terms of a Letter Agreement with the Company entered into in connection with her commencement of employment with the Company. No other bonuses were paid to management in fiscal year 2000.

         Long-Term Incentives. The Company's overall long-term compensation philosophy is that long-term incentives should be related to improvement in the creation of long-term shareholder value. In furtherance of this objective, the Company awards to its executive officers stock options.

         Stock Options. Stock options encourage and reward effective management that results in long-term corporate financial success, as measured by stock price appreciation. Stock options only have value for the executive officers if the price of the Company's stock appreciates in value from the date the stock options are granted. Shareholders also benefit from such stock price appreciation.

         In August 1997, the Committee approved, and in January 1998 the shareholders approved, the Company's Target Grant Program under the 1994 Stock Plan (the "Plan") and established specific levels ("Target Levels") of options to be held by officers and key employees (the "Participants"). Those levels were established based on the individual's position, level of responsibility and ability to impact the Company's financial success. Options were granted in August 1997 to bring the number of options held by Participants in the Plan to their respective Target Level. Upon exercise of these options by the Participants, new options will automatically be granted in order to maintain the established Target Level. The Target Grant Program (the "Program") is intended to increase the number of shares owned by the Company's executive officers and key employees. The Program encourages option exercises by permitting an optionee to exercise an option and be restored with a new option which replaces the opportunity for future appreciation which that optionee would otherwise lose. The Committee feels that this Program will more adequately align the interests of officers and key employees with those of the shareholders and will place greater emphasis on shareholder value creation and continued growth and performance of the Company.

         Under the terms of the Program, it is not intended that additional stock options will be granted by the Board to the Participants except for changes in responsibilities which may increase a Participant's Target Level or as otherwise determined by the Board. Rather, new options (the "Replacement Options") will be granted automatically up to an individual's Target Level as current options are exercised. The Replacement Options will vest over three years and will have an option exercise price equal to the fair market value on the date of grant. The Committee believes this Program is consistent with the Company's objectives to more heavily direct total compensation toward a long-term equity interest for officers and key employees, with greater opportunity for reward if long-term performance is sustained.

         Chief Executive Officer Compensation. The salary and bonus of Edward L. Lundstrom, the Chief Executive Officer, is set by and subject to the discretion of the Compensation Committee with Board approval. Mr. Lundstrom's base salary for fiscal 2001 is $250,000. Mr. Lundstrom participates in an incentive plan of up to 150% of his base salary based on the attainment of financial goals and earnings growth. Payments to Mr. Lundstrom under the incentive plan will be made only if the Company is profitable. During fiscal year 2000, Mr. Lundstrom received no bonus. During fiscal 1999, Mr. Lundstrom was awarded options for 75,000 shares under the Company's Target Grant Program to increase his Target Level to 200,000 options. This level was previously established for the position of Chief Executive Officer based upon level of responsibility and ability to impact the Company's financial success. In determining Mr. Lundstrom's compensation, the Committee reviewed comparable compensation levels for chief executive officers in similarly situated companies as well as Mr. Lundstrom's experience, responsibilities and individual performance.

                 Submitted by the Compensation Committee of the
                          Company's Board of Directors

GERALD E. MAGNUSON             KENNETH J. ROERING              JAMES E. DONAGHY

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Magnuson, a Director and a member of the Compensation Committee and the Company's former Secretary, is a retired partner of the law firm of Lindquist & Vennum P.L.L.P. which was paid for legal services rendered to the Company during the last fiscal year. Mr. Magnuson receives no financial benefit on account of amounts paid by the Company to Lindquist & Vennum P.L.L.P. for such services. It is anticipated that Lindquist & Vennum P.L.L.P. will continue to perform legal services for the Company during the current fiscal year.

PERFORMANCE GRAPH

         The Securities and Exchange Commission requires that the Company include in this Proxy Statement a line graph presentation comparing cumulative, five-year shareholder returns on an indexed basis with a broad market index and either a nationally-recognized industry standard or an index of peer companies selected by the Company. The Company has chosen the use of the Nasdaq Stock Market (U.S. Companies) Index as its broad market index and the Nasdaq Electronic Component Stock Index as its peer group index. The table below compares the cumulative total return as of the end of each of the Company's last five fiscal years on $100 invested as of September 1, 1995 in the Common Stock of the Company, the Nasdaq Stock Market Index and the Nasdaq Electronic Component Stock Index, assuming the reinvestment of all dividends. The performance graph is not necessarily indicative of future investment performance.


                                   [GRAPHIC]

=====================================================================================================================
                    Sep. 1, 1995    Aug. 30, 1996   Aug. 29, 1997    Aug. 28, 1998   Aug. 27, 1999    Sept. 1, 2000
------------------------------------------------------------------- --------------- ---------------------------------
Sheldahl, Inc.          100              98              122              26              33               17
---------------------------------------------------------------------------------------------------------------------
Nasdaq
Electronic
Component Stocks        100             113              157             149             276              422
Index
---------------------------------------------------------------------------------------------------------------------
Nasdaq Stock
Market Index
(U.S.)                  100             102              206             142             359              782
=====================================================================================================================

DIRECTOR COMPENSATION

         During fiscal year 2000, with the exception of Mr. Wieser, directors who are not employees of the Company (currently all directors except Mr. Lundstrom) were paid an annual retainer of $18,000 and a fee of $800 for each day of meetings of the Board of Directors or any committee attended in person and $400 for those attended telephonically. Mr. Wieser, as an employee and representative of Molex, does not receive the annual retainer nor fee (See Item 13 below). Effective September 1, 1999, the Board fixed the compensation paid to Mr. Donaghy for acting as Chairman of the Board at an additional $2,000 per month. In addition to the annual retainer and meeting fee, Board members serving as Committee Chairmen received an extra $2,000 during fiscal 2000 for their services. Pursuant to the Company's Supplemental Executive Retirement Program, Directors have the ability to defer their fees paid during any fiscal year. Pursuant to the terms of the Company's Target Grant Program, each non-employee director has received options to purchase 25,000 shares (the "Target Level"). Upon exercise of such options, each non-employee director will automatically receive replacement options to maintain his Target Level. The replacement options will vest over three years and will have an option exercise price equal to the fair market value on the date of grant.

         On December 17, 1998, the Board of Directors of the Company elected Kenneth J. Roering to be Vice Chairman of the Company. In connection with his serving as Vice Chairman of the Company, Mr. Roering receives an aggregate of $5,000 per month.

         The Company and Mr. Donaghy entered into a Supplementary Executive Retirement Plan Agreement during fiscal year 1997 which provides Mr. Donaghy upon his retirement or other termination of his employment with an annual retirement pension benefit equal to $137,500, less an amount equal to the sum of
(i) the aggregate of twelve monthly payments received by Mr. Donaghy and/or his spouse under pension or deferred compensation plans established by Mr. Donaghy's former employer; and (ii) an amount which equals an annual joint and survivor annuity that could be purchased with the principal in Mr. Donaghy's retirement accounts at the date of retirement provided from all retirement contributions by the Company. Based on the above formula, the Company expects its obligations under the Agreement to be approximately $50,000 per annum increasing to approximately $80,000 per annum in the event Mr. Donaghy predeceases his spouse. All benefits are payable for Mr. Donaghy's life and, after his death, if he is survived by his spouse, his spouse shall continue to receive such benefits for the duration of her life. The Agreement also restricts Mr. Donaghy from competitive employment and disclosure of trade secrets and confidential information.

         Mr. Miller received no fees relating to international consulting work performed on behalf of the Company during fiscal year 2000. Mr. Magnuson, former Secretary of the Company, received $5,000 during fiscal year 2000 for his services as Secretary.

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

EMPLOYMENT AND OTHER AGREEMENTS

         The Company has entered into employment agreements with all of its executive officers. The employment agreements provide, among other things, for a lump sum cash severance payment to such individuals equal to (i) 2.99 times the individual's average annual compensation over the preceding five years plus certain fringe benefits under certain circumstances following a change in control of the Company if the change in control is not formally approved by the Board of Directors and 1.5 times that compensation amount if the change in control is approved by the Board of Directors and the officer continues in the employ of the Company for a period of at least one year following the change in control or (ii) a greater amount, if any, payable under the Company's Severance Pay Plan, which provides generally for a payment based on length of service of up to two times an employee's base pay in effect on the date of termination if an employee is terminated at the Company's initiative and such employee's employment is in good standing at the time of such termination. In general, a "change in control" would include a change resulting from the acquisition of 20% or more of the Company's outstanding voting stock by any person, except by Molex Incorporated for which the acquisition threshold is 22%, a change in the current members of the Board of Directors or their successors elected or nominated by such members whereby they cease to be a majority of the Board of Directors, or the Company disposing of 75% or more of its assets (or substantially all of the assets of a division or business unit if the executive officer's employment is terminated as a result of such sale), other than to an entity owned 50% or more by the Company or one of its subsidiaries. If a change in control which was not approved by the Board of Directors had occurred at the end of fiscal year 2000, the following individuals would have received the approximate payment indicated pursuant to the employment agreements: Mr. Lundstrom, $750,227; Ms. Burchill, $599,130; Mr. Havener, $541,851; Mr. Closser, $448,733; Ms. Edwards $447,869;
and all current executive officers as a group, $3,137,810.

         In connection with her hiring as the Company's Chief Financial Officer, Ms. Burchill entered into a Letter Agreement with the Company establishing her base salary and granting an initial $50,000 bonus, and a $50,000 retention bonus provided she remains employed with the Company through September 1, 2000. In addition, the Letter Agreement provides for the award of a Target Option at a 75,000 share level and Ms. Burchill's participation in the Company's incentive compensation and severance plans. The Letter Agreement provides that any fiscal year 2000 incentive pay will be reduced by the retention bonus. On September 1, 2000, Ms. Burchill received her $50,000 retention bonus.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table includes information as of November 15, 2000 concerning the beneficial ownership of Common Stock of the Company by (i) the only shareholders known to the Company to hold more than five percent of the Common Stock of the Company, (ii) each of the directors of the Company, (iii) each executive officer named in the table in Item 11, and (iv) all officers and directors of the Company as a group. Unless otherwise indicated, all beneficial owners have sole voting and investment power over the shares held.

                                                                                                       PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                                         AMOUNT                   OF CLASS
------------------------------------                                      --------------              --------
Molex Incorporated                                                        2,895,441  (1)               23.67%
2222 Wellington Court
Lisle, IL  60532

Dimensional Fund Advisors (2)                                               660,050                     5.47%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA  90401

Irwin L. Jacobs(3)                                                          713,100                     5.91%
100 South Fifth Street
Suite 2500
Minneapolis, MN 55402

James E. Donaghy(6)(7)                                                      255,097  (4)                2.08%

John G. Kassakian(6)                                                         54,424  (1)(4)(5)            *
Gerald E. Magnuson(6)                                                        37,758  (4)                  *
William B. Miller(6)(8)                                                     126,622  (4)(5)             1.05%
Kenneth J. Roering(6)                                                        94,151  (1)(4)(5)            *
Raymond C. Wieser(6)(8)(9)                                                   19,666  (4)                  *
Edward L. Lundstrom(6)(10)                                                  195,967  (1)(4)             1.60%
Jill D. Burchill(10)                                                         27,578  (4)                  *
Greg D. Closser (10)                                                         84,919  (4)                  *
James Havener(10)                                                            81,004  (4)                  *
Michele Edwards (10)                                                         66,476  (4)(5)               *
All Officers and Directors                                                1,094,506  (1)(4)(5)          8.52%
  as a Group (11 persons)

---------------------------
* Less than one percent.

(1) Includes shares which may be issued upon conversion of the Company's Series D Convertible Preferred Stock in the amount of 1,960,784 shares for Molex, Incorporated, 16,340 shares for Mr. Kassakian, 32,680 shares for Mr. Roering, 8,170 shares for Mr. Lundstrom, and 57,190 shares for all officers and directors as a group, and shares which may be issued upon the exercise of warrants issued in connection with the Series D Convertible Preferred Stock in the amount of 120,661 shares for Molex, Incorporated, 1,006 shares for Mr. Kassakian, 2,011 shares for Mr. Roering, 503 shares for Mr. Lundstrom, and 3,520 shares for all officers and directors as a group.
(2) Based upon information filed with the Securities and Exchange Commission on Schedule 13G on February 3, 2000.
(3) Based upon information filed with the Securities and Exchange Commission on Schedule 13D/A on September 14, 2000.
(4) Includes shares which may be purchased within sixty days from the date hereof upon exercise of outstanding stock options in the amount of 200,000 shares for Mr. Donaghy, 23,000 shares for each of Messrs. Kassakian, Magnuson, Miller and Roering, 16,666 shares for Mr. Weiser, 171,448 shares for Mr. Lundstrom, 25,000 shares for Ms. Burchill, 75,000 shares for Mr. Closser, 75,000 shares for Mr. Havener, 44,335 for Ms. Edwards, and 761,116 shares for all officers and directors as a group.
(5) Includes shares which may be issued upon conversion of the Company's Series E Convertible Preferred Stock in the amount of 4,000 shares for Mr. Kassasian; 8,000 shares for Mr. Roering; and 12,000 shares for all officers and directors as a group, and shares which may be issued upon the exercise of warrants issued in connection with the Series E Convertible Preferred Stock in the amount of 250 shares for Mr. Kassasian; 5,000 shares for Mr. Miller; 500 shares for Mr. Roering; and 5,750 shares for all officers and directors as a group.
(6)      Serves as a director of the Company.
(7) Includes 44,701 shares held by the Donaghy Limited Partnership, of which Mr. Donaghy is the General Partner, 8,586 shares held by the Donaghy Living Trust, of which Mr. Donaghy is the trustee, and 40 shares held by Mr. Donaghy's spouse, as custodian for grandchildren.
(8) Includes 81,622 shares held in a custodial account with RBSTB Nominees Limited.
(9) Mr. Wieser is an officer of Molex Incorporated and disclaims beneficial ownership of any shares held by Molex Incorporated.
(10)     Serves as an executive officer of the Company.

INSERT 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Molex Incorporated ("Molex") is a customer of the Company's with purchases in fiscal 2000 of approximately $7.8 million, representing 5.7% of the Company's gross revenues. On July 28, 1998, Company and Molex formed a joint venture to design, market and assemble modular interconnect systems to replace wiring harnesses primarily in the automotive market (the "Joint Venture"). The new company was named Modular Interconnect Systems, L.L.C. and it is a Delaware limited liability company ("Modular Interconnect"). Modular Interconnect will utilize proprietary flexible products developed by the Company and proprietary connectors developed by Molex in the development of the new modular interconnect system as an alternative to conventional automotive wiring harnesses and flex circuit assemblies. The Company and Molex will supply their respective products to Modular Interconnect pursuant to long-term supply contracts. Modular Interconnect is managed by five managers, three of whom are designated by Molex and two by Sheldahl. Certain transactions require the approval of the majority of managers designated by each party.

         On July 30, 1998, the Company completed a private placement of shares of its Series D Convertible Preferred Stock (the "Series D Stock"). This private offering resulted in gross proceeds to the Company of $32,917,000 and the issuance to accredited investors of 32,917 shares of the Series D Stock at a price of $1,000 per share. As one of the investors in the Series D offering, Molex purchased from the Company $12,000,000 of the total shares of the Series D Stock. Given the current conversion price of $6.12 per share, Molex's Series D Stock is convertible into 1,960,784 shares of the Company's Common Stock and carries warrants to purchase an additional 120,661 shares of Common Stock. As of the date of the closing of the Series D offering, Molex also owned 340,000 shares of the Company's Common Stock.

         In connection with the formation of the Joint Venture and the investment by Molex in the Series D offering, Molex was granted the right to nominate one person to the Sheldahl Board of Directors, a right of first refusal in the event of a sale of Sheldahl, and certain preemptive rights. On October 20, 1998 the Board of Directors of Sheldahl elected Raymond C. Wieser, a Corporate Vice President of Molex, as a director.

         On January 11, 2000, the Company completed a private placement of shares of its Series F Convertible Preferred Stock (the "Series F Stock"). This private offering resulted in gross proceeds to the Company of $1,800,000 and the issuance to accredited investors of 1,800 shares of the Series F Stock at a price of $1,000 per share. As one of the investors in the Series F offering, Molex purchased from the Company $1,500,000 of the total shares of the Series F Stock. Given the current conversion price of $5.46 per share, Molex's Series F Stock is convertible into 238,096 shares of the Company's Common Stock and carries warrants to purchase an additional 40,300 shares of Common Stock.

         On November 10, 2000, the Company and Molex agreed to certain amendments to the parties' (i) Agreement Relating to Sheldahl dated November 18, 1998 (the "Sheldahl Agreement"), and (ii) the Limited Liability Company Agreement of Modular Interconnect Systems, L.L.C., dated July 28, 1998 (the "LLC Agreement").

         The Sheldahl Agreement was amended to provide that Molex shall have the right to participate in future equity offerings of the Company so that Molex retains up to a 10% ownership interest in the Company on a fully diluted basis. Also, the Sheldahl Agreement was amended to provide that Molex shall have the right to participate in future issuances of the Company's equity securities in connection with an acquisition so that Molex retains up to a 5% ownership interest in the Company on a fully diluted basis. Lastly, the Sheldahl Agreement was amended to provide Molex with a right of first refusal on any acquisitions of the Company by three Identified Parties (the "Right of First Refusal"). The Right of First Refusal terminates at the earlier of the end of the thirty month period following the date of closing of the Merger or the execution of a mutually acceptable supply and technology agreement between Molex and Sheldahl.

         The LLC Agreement was amended to provide that all past defaults by either party thereto, if any, would be waived currently and that the Transactions would not trigger the Change of Control provisions in the LLC Agreement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                     Form 10-K
                                                                  Page Reference
                                                                  --------------
(a)      Documents filed as a part of the report:

1.       Consolidated Financial Statements

         Index to Consolidated Financial Statements                     F-1

         Report of Independent Public Accountants                       F-2

         Consolidated Balance Sheets as of September 1, 2000 and
         August 27, 1999                                                F-3

         Consolidated Statements of Operations for the Fiscal Years
         Ended September 1, 2000, August 27, 1999 and August 28,
         1998                                                           F-4

         Consolidated Statements of Changes in Shareholders'
         Investment for the Fiscal Years Ended September 1,
         2000, August 27, 1999 and August 28, 1998                      F-5


         Consolidated Statements of Cash Flows for the Fiscal
         Years Ended September 1, 2000, August 27, 1999 and
         August 28, 1998                                                F-6

         Notes to Consolidated Financial Statements                     F-7

2.       Consolidated Financial Statement Schedules
                                                                     Form 10-K
                                                                  Page Reference
                                                                  --------------
Description

         Schedule II - Valuation and Qualifying Accounts                S-1

(b)      Reports on Form 8-K

         The Company filed the following reports during the fourth quarter of fiscal 2000: Current Reports on Form 8-K filed on August 8, 2000 (reporting Item 5 - Other Events) and August 24, 2000 (reporting Item 5
         - Other Events).

(c)      Exhibits and Exhibit Index

Exhibit No.             Description

2.1 Agreement and Plan of Merger dated November 10, 2000 among the Registrant, IFT West Acquisition Company, International Flex Holdings, Inc., and the Stockholders of International Flex Holdings, Inc., incorporated by reference from Exhibit 2.0 of the Registrant's Form 8-K filed November 13, 2000.

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

4.4 Amendment No. 2 dated November 10, 2000 to Rights Agreement dated as of June 16, 1996, and amended July 25, 1998 between Sheldahl, Inc. and Norwest Bank Minnesota, N.A. now known as Wells Fargo Bank, N.A., is incorporated by reference to Exhibit 1 to the Company's Amended Form 8-A filed on November 13, 2000.

4.5 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference from Exhibit 1 of Registrant's Form 8-A dated June 20, 1996.

4.6 Convertible Preferred Stock Purchase Agreement among the Company and the Series D Purchasers listed in Exhibit A thereto, incorporated by reference from Exhibit 4.1 of the Registrant's Form 8-K filed August 18, 1998.

4.7 Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock, incorporated by reference from Exhibit 4.2 of the Registrant's Form 8-K filed August 18, 1998.

4.8 Form of Warrant issued to the Series D Purchasers, incorporated by reference from Exhibit 4.3 of Registrant's Form 8-K filed August 18, 1998.

4.9 Registration Rights Agreement among the Company and the Series D Purchasers listed in Exhibit A thereto, incorporated by reference from
         Exhibit 4.4 of Registrant's Form 8-K filed August 18, 1998.

4.10 Convertible Preferred Stock Purchase Agreement among the Company and the Series E Investors listed in Exhibit A thereto, incorporated by reference from Exhibit 4.1 of the Registrant's Form 8-K filed March 9, 1999.

4.11 Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock, incorporated by reference from Exhibit 4.2 of the Registrant's Form 8-K filed March 9, 1999.

4.12 Form of Warrant issued to the Series E Investors, incorporated by reference from Exhibit 4.3 of Registrant's Form 8-K filed March 9, 1999.

4.13 Registration Rights Agreement among the Company and the Series E Investors listed in Exhibit A thereto, incorporated by reference from
         Exhibit 4.4 of Registrant's Form 8-K filed March 9, 1999.

4.14 Convertible Preferred Stock Purchase Agreement among the Company and the Series F Investors listed in Exhibit A thereto, incorporated by reference from Exhibit 4.1 of the Registrant's Form 8-K filed January 11, 2000.

4.15 Certificate of Designation, Preferences and Rights of Series F Convertible Preferred Stock, incorporated by reference from Exhibit 4.2 of the Registrant's Form 8-K filed January 11, 2000.

4.16 Form of Warrant issued to the Series F Investors, incorporated by reference from Exhibit 4.3 of Registrant's Form 8-K filed January 11, 2000.

4.17 Registration Rights Agreement among the Company and the Series F Investors listed in Exhibit A thereto, incorporated by reference from
         Exhibit 4.4 of Registrant's Form 8-K filed January 11, 2000.

4.18 Stock Purchase Agreement dated November 10, 2000 among the Registrant and the individuals and entities listed on Exhibit A thereto, incorporated by reference from Exhibit 4.0 of Registrant's Form 8-K filed November 13, 2000.

4.19 Form of Certificate of Designation, Preferences and Rights of Series G Convertible Preferred Stock, incorporated by reference from Exhibit 4.1 of Registrant's Form 8-K filed November 13, 2000.

4.20 Form of Registration Rights Agreement among the Registrant and the individuals listed on Exhibit A thereto, incorporated by reference from
         Exhibit 4.2 of Registrant's Form 8-K filed November 13, 2000.

4.21 Subordinated Notes and Warrant Purchase Agreement dated November 10, 2000 among the Registrant and the entities listed on Schedule I thereto, incorporated by reference from Exhibit 4.3 of Registrant's Form 8-K filed November 13, 2000.

4.22 Form of Note to Subordinated Notes and Warrant Purchase Agreement, incorporated by reference from Exhibit 4.4 of Registrant's Form 8-K filed November 13, 2000.

4.23 Form of Warrant to Subordinated Notes and Warrant Purchase Agreement, incorporated by reference from Exhibit 4.5 of Registrant's Form 8-K filed November 13, 2000.

4.24 Form of Governance Agreement among the Registrant and the individuals and entities listed on the signature pages thereto, incorporated by reference from Exhibit 4.6 of Registrant's Form 8-K filed November 13, 2000.

4.25 Agreement Relating to Sheldahl between Molex Incorporated and the Registrant dated November 18, 1998, incorporated by reference from
         Exhibit 4.1.3 of the Registrant's Form 10-K for the fiscal year ended August 28, 1998.

4.26 Amended and Restated Agreement Relating to Sheldahl dated November 10, 2000 by and between the Registrant and Molex Incorporated, incorporated by reference from Exhibit 4.8 of Registrant's Form 8-K filed November 13, 2000.

4.27     Form of Piper Jaffray Warrant, incorporated by reference from Exhibit
         4.9 of Registrant's Form 8-K filed November 13, 2000.

10.1 1987 Stock Option Plan, incorporated by reference from Exhibit 10.1 of the Registrant's Form 10-K for the fiscal year ended August 27, 1993.

10.2     1994 Stock Option Plan, as amended, incorporated by reference from
         Exhibit 4.1 of the Registrant's Form S-8 dated August 1, 2000 (File No. 333-42724).

10.3     Employee Stock Purchase Plan, incorporated by reference from Exhibit
         4.1 of the Registrant's Form S-8 filed November 21, 1997 (File No. 333-40719).

10.4 Credit and Security Agreement dated June 19, 1998, among the Registrant, Norwest Bank Minnesota, N.A., Harris Trust and Savings Bank, NBD Bank, N.A., and The CIT Group/Equipment Financing, Inc., incorporated by reference from Exhibit 10.1 of the Registrant's Form S-3 dated July 1, 1998 (File No. 333-58307).

10.4.1 First Amendment to Credit and Security Agreement dated November 25, 1998, among the Registrant, Norwest Bank Minnesota, N.A., Harris Trust and Savings Bank, NBD Bank, N.A., and the CIT Group/Equipment Financing, Inc., incorporated by reference from Exhibit 10.4.1 of the Registrant's Form 10-K filed December 3, 1998.

10.4.2 Second Amendment to the Credit and Security Agreement, dated March 4, 1999 between the Company and Norwest Bank Minnesota, N.A., Harris Trust and Savings Bank, The First National Bank of Chicago, and The CIT Group., incorporated by reference from Exhibit 10.1 of the Registrant's Form 10-Q filed April 9, 1999.

10.4.3 Third Amendment to the Credit and Security Agreement, dated April 5, 1999 between the Company and Norwest Bank Minnesota, N.A., Harris Trust and Savings Bank, The First National Bank of Chicago, and The CIT Group., incorporated by reference from Exhibit 10.2 of the Registrant's Form 10-Q filed April 9, 1999.

10.4.4 Fourth Amendment to the Credit and Security Agreement, dated November 12, 1999 between the Company and Norwest Bank Minnesota, N.A., Harris Trust and Savings Bank, The First National Bank of Chicago, and The CIT Group., incorporated by reference from Exhibit 10.7.4 of the Registrant's Form 10-K for the fiscal year ended August 27, 1999.

10.4.5 Fifth Amendment to the Credit and Security Agreement, dated June 16, 2000 between the Company and Norwest Bank Minnesota, N.A. and The CIT Group/Equipment Financing, Inc., incorporated by reference from Exhibit
         10.1 of the Registrant's Form 10-Q filed July 10, 2000.

10.4.6 Sixth Amendment to the Credit and Security Agreement, dated June 27, 2000 between the Company and Norwest Bank Minnesota, N.A. and The CIT Group/Equipment Financing, Inc., incorporated by reference from Exhibit
         10.2 of the Registrant's Form 10-Q filed July 10, 2000.

10.4.7 Seventh Amendment to the Credit and Security Agreement, dated November 7, 2000 between the Company and Wells Fargo Bank, N.A. and The CIT Group/Equipment Financing, Inc.

10.5 Form of Warrant issued in connection with Credit and Security Agreement dated June 19, 1998, among the Registrant, Norwest Bank Minnesota, N.A., Harris Trust and Savings Bank, NBD Bank, N.A., and The CIT Group/Equipment Financing, Inc., incorporated by reference from Exhibit
         10.2 of the Registrant's Form S-3 dated July 1, 1998 (File No. 333-58307).

10.6 Deed of Trust and Security Agreement by and between Sheldahl Colorado LLC, the Registrant, the Public Trustee of Boulder County, Colorado and Morgan Guaranty Trust Company of New York dated November 16, 1999, incorporated by reference from Exhibit 10.4 of the Registrant's Form 10-K for the fiscal year ended August 27, 1999.

10.7 Fixed Rate Note between the Registrant as the sole member of Sheldahl Colorado LLC and Morgan Guaranty Trust Company of New York dated November 16, 1999, incorporated by reference from Exhibit 10.5 of the Registrant's Form 10-K for the fiscal year ended August 27, 1999.

10.8 Guaranty by the Registrant to Morgan Guaranty Trust Company of New York dated November 16, 1999, incorporated by reference from Exhibit 10.6 of the Registrant's Form 10-K for the fiscal year ended August 27, 1999.

10.9(*) Limited Liability Company Agreement of Modular Interconnect Systems, L.L.C., dated July 28, 1998, without exhibits, incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K filed August 28, 1998.

10.9.1 First Amendment to Limited Liability Company Agreement of Modular Interconnect Systems, L.L.C. dated November 10, 2000, incorporated by reference from Exhibit 10.0 of the Registrant's Form 8-K filed November 13, 2000.

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

10.12.1 Form of Amendment No. 1 to Employment (change of control) Agreement for Executive Officers of the Registrant, incorporated by reference from
         Exhibit 10.10.1 of the Registrant's Form 10-K filed for the fiscal year ended August 28, 1998.

10.12.2 Form of Amendment No. 2 to Employment (change of control) Agreement for Executive Officers of the Registrant, incorporated by reference from
         Exhibit 10.12.2 of the Registrant's Form 10-K filed for the fiscal year ended August 27, 1999.

10.13 Supplementary Executive Retirement Plan Agreement between the Registrant and James E. Donaghy dated November 5, 1996, incorporated by reference from Exhibit 10.12 of the Registrant's Form 10-K for the fiscal year ended August 28, 1998.

10.14 Letter Agreement between John V. McManus and the Registrant dated October 15, 1999, incorporated by reference from Exhibit 10.14 of the Registrant's Form 10-K for the fiscal year ended August 27, 1999.

10.15 Abstract of Agreement between the Union of Needletrades Industrial and Textile Employees and the Registrant dated November 12, 1999, incorporated by reference from Exhibit 10.15 of the Registrant's Form 10-K for the fiscal year ended August 27, 1999.

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

10.22 Agreement relating to Joint Venture dated August 1, 1995 between Registrant, Jiangxi Changjiang Chemical Plant, Hong Kong Wah Hing (China) Development Co., Ltd. and Jiujiang Flex Co., Ltd., incorporated by reference from Exhibit 10.23 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.

10.23 Agreement relating to payments dated August 1, 1995 between Registrant and Jiangxi Changjiang Chemical Plant, Hong Kong Wah Hing (China) Development Co., Ltd. and Jiujiang Flex Co., Ltd., incorporated by reference from Exhibit 10.24 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.

10.24 Manufacturing Agreement dated August 1, 1995 between Registrant and Jiujiang Flex Co., Ltd., incorporated by reference from Exhibit 10.25 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.

10.25 Marketing and License Agreement dated August 1, 1995 between Registrant and Jiujiang Flex Co., Ltd., incorporated by reference from Exhibit
         10.26 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.

10.26 Technology Development Agreement dated August 15, 1995 between Low Cost Flip Chip Consortium and the Advanced Projects Research Agency, incorporated by reference from Exhibit 10.27 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.

10.27 Articles of Collaboration dated July 10, 1995 for the Low Cost Flip Chip Consortium, incorporated by reference from Exhibit 10.28 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.

10.28 Technology Development Agreement dated March 23, 1995 between Plastic Packaging Consortium and the Advanced Projects Research Agency, incorporated by reference from Exhibit 10.29 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.

10.29 Articles of Collaboration dated March 17, 1995 for the Plastic Packaging Consortium, incorporated by reference from Exhibit 10.30 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.

10.30 License Agreement dated June 20, 1994 between Sidrabe and Registrant, incorporated by reference from Exhibit 10.31 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.

10.30.1 Amendment No. 1 to License Agreement dated June 20, 1994 between Sidrabe and the Registrant, incorporated by reference from Exhibit
         10.28.1 of the Registrant's Form 10-K for the fiscal year ended August 28, 1998.

10.31 Promissory Note dated August 15, 2000 between the Registrant and Morgenthaler Venture Partners V, L.P., incorporated by reference from
         Exhibit 99.2 of the Registrant's Form 8-K filed August 24, 2000.

10.31.1 Letter Amendment dated November 9, 2000 amending the Promissory Note dated August 15, 2000 between the Registrant and Morgenthaler Venture Partners V, L.P., incorporated by reference from Exhibit 99.0 of the Registrant's Form 8-K filed November 13, 2000.

10.32 Subordination Agreement by Morgenthaler Venture Partners V, L.P. in favor of Wells Fargo Bank Minnesota, N.A., as agent, dated as of August 15, 2000, incorporated by reference from Exhibit 99.3 of the Registrant's Form 8-K filed August 24, 2000.

10.33 Consulting Agreement dated August 17, 1988 between James S. Womack and Sheldahl, Inc. incorporated by reference from Exhibit 10.2 of the Registrant's Form 10-K for the fiscal year ended August 27, 1993.

10.34 Sheldahl, Inc. Supplemental Executive Retirement Program effective as of January 1, 1995.

10.34.1 First Amendment to the Sheldahl, Inc. Supplemental Executive Retirement Plan effective as of October 14, 1997.

10.34.2 Second Amendment to the Sheldahl, Inc. Supplemental Executive Retirement Plan effective as of September 16, 1998.

10.35    Sheldahl, Inc. Retirement Benefit Program for Directors

22       Subsidiaries of Registrant.

23       Consent of Independent Public Accountants.

----------------
(*) Certain portions of this Exhibit have been deleted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2. Spaces corresponding to the deleted portions are represented by brackets with asterisks.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 30, 2000         SHELDAHL, INC.

                                  By: /s/ Edward L. Lundstrom
                                     --------------------------------------
                                      President and Chief Executive Officer

                                  By: /s/ Jill D. Burchill
                                     --------------------------------------
                                      Vice President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on November 30, 2000 and in the capacities indicated.

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

By   /s/ James E. Donaghy                          Chairman of the Board
     --------------------------------------
     James E. Donaghy

By   /s/ Edward L. Lundstrom                      President and CEO
     --------------------------------------       (principal executive officer)
     Edward L. Lundstrom

By   /s/ Jill D. Burchill                         Vice President and CFO
     --------------------------------------       (principal accounting officer)
     Jill D. Burchill

By   /s/ John G. Kassakian                        Director
     --------------------------------------
     John G. Kassakian

By   /s/ Gerald E. Magnuson                       Director
     --------------------------------------
     Gerald E. Magnuson

By   /s/ William B. Miller                        Director
     --------------------------------------
     William B. Miller

By   /s/ Kenneth J. Roering                       Director
     --------------------------------------
     Kenneth J. Roering

By   /s/ Raymond C. Wieser                        Director
     --------------------------------------
     Raymond C. Wieser

                   Index to Consolidated Financial Statements


Report of Independent Public Accountants.....................................................................F-2

Consolidated Balance Sheets as of September 1, 2000 and August 27, 1999......................................F-3

Consolidated Statements of Operations for the Fiscal Years Ended September 1, 2000,
  August 27, 1999 and August 28, 1998........................................................................F-4

Consolidated Statements of Changes in Shareholders' Investment for the Fiscal
  Years Ended September 1, 2000, August 27, 1999 and August 28, 1998.........................................F-5

Consolidated Statements of Cash Flows for the Fiscal Years Ended September 1, 2000
  August 27, 1999 and August 28, 1998........................................................................F-6

Notes to Consolidated Financial Statements...................................................................F-7

Schedule II:  Valuation and Qualifying Accounts..............................................................S-1


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Sheldahl, Inc.:

         We have audited the accompanying consolidated balance sheets of Sheldahl, Inc. (a Minnesota corporation) and Subsidiary as of September 1, 2000 and August 27, 1999 and the related consolidated statements of operations, changes in shareholders' investment and cash flows for each of the three fiscal years in the period ended September 1, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sheldahl, Inc. and Subsidiary as of September 1, 2000 and August 27, 1999 and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 1, 2000, in conformity with accounting principles generally accepted in the United States.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and is unable to ascertain whether it will have sufficient liquidity available under its current credit agreement to fund operations or whether the Company will meet various covenant requirements contained in its credit agreement. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         As discussed in Note 3 to the financial statements, effective August 30, 1997, the Company changed its method of accounting for start-up costs.

                                                   ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
 November 3, 2000

                          Sheldahl, Inc. and Subsidiary
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)

                                     Assets

                                                                                       September 1,        August 27,
                                                                                           2000               1999
                                                                                           ----               ----
Current assets:
      Cash and cash equivalents                                                           $   1,132        $   1,043
      Accounts receivable, net of allowances of $864 and $339                                22,253           19,908
      Inventories                                                                            17,325           18,746
      Prepaid expenses and other current assets                                               1,359              593
                                                                                          ---------        ---------
             Total current assets                                                            42,069           40,290
                                                                                          ---------        ---------

Plant and equipment:
      Land and buildings                                                                     28,662           28,560
      Machinery and equipment                                                               130,981          127,377
      Construction in progress                                                                1,249            3,399
      Accumulated depreciation                                                              (92,539)         (76,491)
                                                                                          ---------        ---------
             Net plant and equipment                                                         68,353           82,845
                                                                                          ---------        ---------

Other assets                                                                                    640              795
                                                                                          ---------        ---------
                                                                                          $ 111,062        $ 123,930
                                                                                          =========        =========

                                               Liabilities and Shareholders' Investment

Current liabilities:
      Current maturities of long-term debt                                                $   3,468        $   4,142
      Accounts payable                                                                       11,477           10,493
      Accrued salaries                                                                        1,234            1,323
      Other accrued liabilities                                                               3,681            4,682
      Restructuring reserves                                                                    915            2,713
                                                                                          ---------        ---------
             Total current liabilities                                                       20,775           23,353
Long-term debt, less current maturities                                                      31,537           29,284
Restructuring reserves                                                                        1,605            2,484
Other non-current liabilities                                                                 2,650            3,477
                                                                                          ---------        ---------
             Total liabilities                                                               56,567           58,598
                                                                                          ---------        ---------
Commitments and contingencies (Notes 2,4,5,6,7,8, and 10)
Shareholders' investment:
      Preferred stock, $1 par value, 500,000 shares authorized;
             Series B, D, E and F 5% cumulative convertible preferred,
             0, 32,353, 8,060, and 1,800; and 167, 32,417, 8,060 and 0 shares
             issued and outstanding                                                              42               40
      Common stock, $.25 par value, 50,000,000 shares authorized;
             11,610,356 and 9,660,614 shares issued and outstanding                           3,017            2,903
      Additional paid-in capital                                                            113,440          109,407
      Accumulated deficit                                                                   (62,004)         (47,018)
                                                                                          ---------        ---------
             Total shareholders' investment                                                  54,495           65,332
                                                                                          ---------        ---------
                                                                                          $ 111,062        $ 123,930
                                                                                          =========        =========


   The accompanying notes are an integral part of these consolidated balance sheets.

                          Sheldahl, Inc. and Subsidiary
                      Consolidated Statements of Operations


(in thousands, except per share data)                                  For The Fiscal Years Ended

                                                        September 1,           August 27,            August 28,
                                                           2000                  1999                   1998
                                                           ----                  ----                   ----
Net sales                                               $ 136,741            $ 122,086               $ 117,045
Cost of sales                                             124,677              109,157                 109,143
                                                        ---------            ---------               ---------
Gross profit                                               12,064               12,929                   7,902
                                                        ---------            ---------               ---------

Expenses:
   Sales and marketing                                      8,657                9,666                   9,861
   General and administrative                               9,159                8,742                   8,152
   Research and development                                 3,083                2,825                   3,881
   Restructuring costs                                          -                3,050                   8,500
   Impairment charges                                           -                7,635                   3,300
   Interest                                                 4,060                2,499                   2,547
                                                        ---------            ---------               ---------
      Total expenses                                       24,959               34,417                  36,241
                                                        ---------            ---------               ---------

Loss before income taxes and cumulative
 effect of change in method of accounting                 (12,895)             (21,488)                (28,339)

Provision for income taxes                                      -                    -                   2,952
                                                        ---------            ---------               ---------

Loss before cumulative effect
 of change in method of accounting                        (12,895)             (21,488)                (31,291)

Cumulative effect of change in method of
 accounting                                                     -                    -                  (5,206)
                                                        ---------            ---------               ---------

Loss before convertible preferred
 stock dividends                                          (12,895)             (21,488)                (36,497)

Convertible preferred stock dividends                      (2,091)              (2,080)                   (689)
                                                        ---------            ---------               ---------

Loss applicable to common
 shareholders                                           $ (14,986)           $ (23,568)              $ (37,186)
                                                        =========            =========               =========

Loss per common share:

Basic and diluted -
   Loss before cumulative effect of
      change in method of accounting and after
      convertible preferred stock dividends             $   (1.28)           $   (2.15)              $   (3.41)
   Cumulative effect of change in method
      of accounting                                             -                    -                   (0.56)
                                                        ---------            ---------               ---------
   Loss per common share                                $   (1.28)           $   (2.15)              $   (3.97)
                                                        =========            =========               =========

Weighted average number of shares
      outstanding - basic and diluted                      11,753               10,987                   9,364
                                                        =========            =========               =========


  The accompanying notes are an integral part of these consolidated financial statements.

                          Sheldahl, Inc. and Subsidiary
         Consolidated Statements of Changes in Shareholders' Investment


                                                                                For The Fiscal Years Ended
(in thousands)                                                 September 1,             August 27,           August 28,
                                                                   2000                    1999                 1998
                                                                   ----                    ----                 ----
Series B convertible preferred stock:
         Balance at beginning of period                                    -           $       8             $      15
         Preferred stock redemption                                        -                  (6)                    -
         Conversion to common stock                                        -                  (2)                   (7)
                                                                   ---------           ---------             ---------
         Balance at end of period                                  $       -           $      -              $       8
                                                                   =========           =========             =========
Series D convertible preferred stock:
         Balance at beginning of period                            $      32           $      33             $       -
         Proceeds from stock issuance                                      -                   -                    33
         Conversion to common stock                                        -                  (1)                    -
                                                                   ---------           ---------             ---------
         Balance at end of period                                  $      32           $      32             $      33
                                                                   =========           =========             =========
Series E convertible preferred stock:
         Balance at beginning of period                            $       8           $       -             $       -
         Proceeds from stock issuance                                      -                   9                     -
         Conversion to common stock                                        -                  (1)                    -
                                                                   ---------           ---------             ---------
         Balance at end of period                                  $       8           $       8             $       -
                                                                   =========           =========             =========
Series F convertible preferred stock:
         Balance at beginning of period                            $       -           $       -             $       -
         Proceeds from stock issuance                                      2                   -                     -
                                                                   ---------           ---------             ---------
         Balance at end of period                                  $       2           $       -             $       -
                                                                   =========           =========             =========
Common stock:
         Balance at beginning of period                            $   2,903           $   2,415             $   2,258
         Conversion of Series B preferred stock                            9                 366                   144
         Conversion of Series D preferred stock                            3                  21                     -
         Conversion of Series E preferred stock                            -                  30                     -
         Proceeds from stock purchase plan transactions                   20                  15                     5
         Proceeds from stock options exercised                             -                   -                     8
         Common stock issued for preferred stock dividends                82                  66                     -
                                                                   ---------           ---------             ---------
         Balance at end of period                                  $   3,017           $   2,903             $   2,415
                                                                   =========           =========             =========
Additional paid-in capital:
         Balance at beginning of period                            $ 109,407           $  99,751             $  66,923
         Issuance (cost) of Series B convertible preferred stock           -                   -                  (316)
         Conversion of Series B preferred stock                           13                  24                    38
         Conversion of Series D preferred stock                            -                   1                     -
         Conversion of Series E preferred stock                            -                 (10)                    -
         Redemption of Series B preferred stock                            -                (623)                    -
         Fair value of warrants issued with
            credit agreement                                               -                   -                   377
         Proceeds from stock purchase plan transactions                  281                 280                   135
         Proceeds from stock options exercised                             4                   -                   218
         Issuance (cost) of Series D preferred stock                       -                 (23)               32,376
         Issuance of Series E preferred stock                              -               8,452                     -
         Issuance of Series F preferred stock                          1,798                   -                     -
         Common stock issued for preferred stock dividends             1,937               1,555                     -
                                                                   ---------           ---------             ---------
         Balance at end of period                                  $ 113,440           $ 109,407             $  99,751
                                                                   =========           =========             =========

Retained earnings (accumulated deficit):
         Balance at beginning of period                            $ (47,018)          $ (23,450)            $  13,736
         Net loss                                                    (14,986)            (23,568)              (37,186)
                                                                   ---------           ---------             ---------
         Balance at end of period                                  $ (62,004)          $ (47,018)            $ (23,450)
                                                                   =========           =========             =========



  The accompanying notes are an integral part of these consolidated financial statements.

                          Sheldahl, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                           For The Fiscal Years Ended

                                                            September 1,             August 27,            August 28,
                                                                2000                    1999                  1998
                                                                ----                    ----                  ----
Operating activities:
      Net loss                                              $(14,986)               $(23,568)               $(37,186)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
              Depreciation and amortization                   16,848                  17,069                  14,382
              Deferred income taxes                                -                       -                   2,952
              Restructuring costs                                  -                   3,050                   8,500
              Impairment charges                                   -                   7,635                   3,300
              Change in method of accounting                       -                       -                   5,206
      Net change in other operating activities:
              Accounts receivable                             (2,345)                 (4,181)                    153
              Inventories                                      1,421                  (3,258)                 (2,410)
              Prepaid expenses and other current assets         (766)                    (34)                   (221)
              Other assets                                       155                     407                    (523)
              Accounts payable and accrued liabilities         1,938                   4,495                   1,903
              Restructuring reserves                          (2,677)                 (4,985)                   (875)
              Other non-current liabilities                     (827)                   (484)                    251
                                                            --------                --------                --------
      Net cash used in operating activities                   (1,239)                 (3,854)                 (4,568)
                                                            --------                --------                --------

Investing activities:
      Capital expenditures, net                               (2,356)                 (5,541)                (23,268)
                                                            --------                --------                --------

Financing activities:
      Net borrowings (repayments) under revolving
        credit and bridge facilities                           2,590                   5,674                 (26,456)
      Proceeds from term facility and warrants, net                -                       -                  16,000
      Proceeds from other long-term debt                       6,300                       -                   2,335
      Repayments of long-term debt                            (7,311)                 (4,373)                 (1,064)
      Redemption of Series B preferred stock                       -                    (623)                      -
      Proceeds from preferred stock, net                       1,800                   8,460                  32,093
      Proceeds from stock options and stock purchase plan        305                     295                     366
                                                            --------                --------                --------
              Net cash provided by financing activities        3,684                   9,433                  23,274
                                                            --------                --------                --------

Net increase (decrease) in cash and cash equivalents              89                      38                  (4,562)
                                                            --------                --------                --------

Cash and cash equivalents at beginning of period               1,043                   1,005                   5,567
                                                            --------                --------                --------

Cash and cash equivalents at end of period                  $  1,132                $  1,043                $  1,005
                                                            ========                ========                ========

Supplemental cash flow information:
      Interest paid                                         $  4,212                $  3,489                $  4,423
                                                            ========                ========                ========
      Income taxes paid                                     $     79                $    173                $     36
                                                            ========                ========                ========





  The accompanying notes are an integral part of these consolidated financial statements.

                          Sheldahl, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

      (1)   Business Description

            Sheldahl creates and distributes thin, flexible laminates and their derivatives to worldwide markets. The Company's laminates are of two types: adhesive-based tapes and materials, and its patented adhesiveless material, Novaclad(R). From these materials, Sheldahl fabricates high-value derivative products: single- and double-sided flexible interconnects and assemblies under the trade names Flexbase(R), Novaflex(R) HD and Novaflex(R) VHD and integrated circuit substrates under the trade name ViaArray(R) and ViaThin(R).

            The Company operates in two business segments identified as the Company's Core Business and the Micro Products business. The Core Business segment consists of flexible laminates and derivative products, principally flexible interconnect circuits and assemblies. These products are targeted across all markets served by the Company with the automotive market generating 57.6% of fiscal 2000 sales for this segment. The Micro Products business segment is a developing business that targets the integrated circuit (IC) industry of the electronics market. The Company's ViaArray and ViaThin products are marketed and sold through this segment and are exclusively reflected in the Company's datacom market sales.

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

      (2)   Liquidity and Going Concern Matters

            During the three-year period ended September 1, 2000, the Company incurred, principally at its Micro Products operations, cumulative net losses totaling approximately $75.7 million, including restructuring and other charges of $27.7 million. During this three-year period, the Company used cash of approximately $31.2 million supporting capital expenditures and approximately $9.7 million for net operating activities. The Company has financed these expenditures and losses principally through equity and debt financing.

            Cash requirements to fund restructuring charges taken during fiscal 1999 and 1998 are expected to be approximately $0.9 million in fiscal 2001 compared to $2.7 million and $5.0 million in fiscal 2000 and 1999, respectively. Fiscal 2001 capital expenditures for the Company are planned at approximately $12.0 million, compared with $2.4 million in fiscal 2000. Debt repayments for fiscal 2001 will be approximately $3.5 million, including approximately $2.5 million on the bank term facility and approximately $1.0 million for various capital lease payments.

            The Company expects that fiscal 2001 operating losses, tight borrowing levels pursuant to its debt agreements and the uncertainty of the timing of sales growth from the Company's Micro Products business will place significant pressure on the cash reserves of the Company. Cash flow projections based on the Company's operating plan for fiscal 2001 reflect an increased level of cash flow requirements during the year as working capital expands to support projected sales growth. The Company believes that the transactions discussed in Note 13 will alleviate the Company's cashflow and liquidity constraints and provide the needed cashflow to continue to fund normal operations. However, the inability of the Company to i) consummate the transactions described in Note 13 or raise additional debt or equity of at least $5.0 million during the first half of fiscal 2001; ii) execute the sales orders received from Micro Products business customers; iii) improve operating results in the Micro Products business; iv) achieve operating performance from the Company's Core Business above fiscal 2000 levels; v) achieve other cost or productivity improvements included in the Company's fiscal 2001 budget and vi) maintain adequate liquidity to fund normal operations would result in the Company being out of compliance with certain of its debt covenants thereby allowing the Company's lenders to require full repayment of the outstanding borrowings under the Company's credit agreement and/or leave the Company in a cash reserve position that would require additional capital to fund operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has and will continue to implement operational measures designed to assist the Company in achieving its fiscal 2001 budget and cash flow objectives. Should any of the adverse matters discussed above ultimately occur, management will attempt to take one or all of the following actions:
            (i) obtain new equity capital, (ii) issue new debt, and/or (iii) significantly restructure the Company's operations. However, there can be no assurance that the Company will be successful in closing the transactions described in Note 13, in achieving its projected operating results for fiscal 2001, in meeting its quarterly debt covenants during fiscal 2001, in its attempt to issue additional debt or to raise additional capital on terms acceptable to the Company, or in the event of the failure of the foregoing, successfully take the actions described above.

      (3)   Summary of Significant Accounting Policies

            Basis of Presentation -

            The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions have been eliminated. The Company's fiscal year ends on the Saturday closest to August 31. Fiscal year 2000 consisted of 53 weeks. Fiscal years 1999 and 1998 consisted of 52 weeks.

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

            Fair Value of Financial Instruments -

            The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount for long-term debt under the Company's credit agreement approximates its fair value because of the variable rate feature and because the related interest rates are comparable to rates currently available to the Company for debt with similar terms. The fair value of the Company's note payable to insurance company, based on the present values of the underlying cashflows discounted at the Company's incremental borrowing rate, approximated $3.6 million as of September 1, 2000. The fair value of the Company's unsecured note payable to Morganthaler approximates fair value due to its recent issuance and pricing terms (See Note 5).

            Significant Customers -

            The Company's two largest customers accounted for sales of $12,615,000 and $12,051,000 in fiscal 2000, the Company's two largest customers in fiscal 1999 accounted for sales of $13,607,000 and $12,917,000, and the Company's three largest customers in fiscal 1998 accounted for sales of $18,100,000, $12,100,000 and
            $11,700,000. No other customers accounted for more than 10% of net sales in any of the last three fiscal years.

            Export Sales -

            The Company had export sales of $43,056,000 in 2000, $29,984,000 in 1999 and $24,501,000 in 1998.

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


            The components of inventories are as follows (in thousands):


                                               September 1,     August 27,
                                                  2000             1999
                                                  ----             ----

                   Raw material                 $ 9,053          $ 6,635
                   Work-in-process                3,812            7,751
                   Finished goods                 4,460            4,360
                                                -------          -------
                   Total                        $17,325          $18,746
                                                =======          =======

            Plant and Equipment -

            Plant and equipment are stated at cost and include expenditures that increase the useful lives of existing plant and equipment. The cost of major plant and equipment additions includes interest capitalized during the acquisition period. Interest capitalized totaled $122,000 in 2000, $990,000 in 1999 and $1,903,000 in 1998. Maintenance,
            repairs and minor renewals are charged to operations as incurred. When plant and equipment are disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in the results of operations.

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

            Earnings per Share -

            The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per share are computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed using the weighted average number of shares of common stock, the dilutive common equivalent shares related to stock options outstanding during the period and the equivalent common shares of convertible preferred stock, if those equivalent shares are dilutive. During fiscal 2000, 1999 and 1998 stock options and convertible preferred stock equivalents are anti-dilutive and, therefore, are not included in the computation of diluted earnings per share.

            New Accounting Pronouncements -

            Effective in the year ended August 27, 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position (see Note
            12).

            In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company will adopt SFAS No. 133 at the beginning of fiscal 2001 and does not expect the adoption to materially impact its results of operations or financial position.

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

      (4)   Restructuring and Impairment Charges

            In February 1999, the Company recorded a charge of $3.1 million for separation costs incurred in reducing its salaried work force. This charge was increased by $0.5 million in August 1999. The restructuring costs provide for approximately $2.0 million for severance and early retirement salary costs and approximately $1.6 million for medical, dental and other benefits being provided to the affected individuals. Approximately 43 people were affected by this action.

            In February 1998, a restructuring charge of $4.0 million was recorded related to the culmination of the Company's business re-engineering initiative that began in 1996. Due to significant productivity benefits resulting from the initiative, the Company reduced the size of its salaried workforce. The resulting workforce reduction involved layoffs, early retirement offerings, reassignments and reclassifications of positions. The restructuring costs provided for approximately $2.5 million for severance and early retirement salary costs, approximately $1.3 million for medical, dental and other benefits being provided to the affected individuals, and approximately $0.2 million for outplacement and other costs. Approximately 73 people were affected by this action.

            In May 1998, an additional restructuring charge of $4.5 million was recorded and subsequently reduced by $0.5 million in May 1999. This restructuring charge related to the closing of the Company's Aberdeen, South Dakota assembly facility and reducing its Northfield production workforce. The restructuring costs provided for approximately $1.4 million for severance costs, approximately $0.4 million for medical, dental and other benefits being provided to the affected individuals and approximately $2.2 million for equipment disposal, losses related to the closure of the Aberdeen facility, outplacement and other costs. Approximately 196 people were affected by this action.

            As of September 1, 2000, approximately $5.3 million had been charged to the Company's restructuring reserves related to severance and early retirement salary costs, approximately $1.4 million related to medical, dental and other benefits and approximately $2.4 million for equipment disposal and other costs and by November 1, 2000, 312 employees have terminated employment with the Company related to the fiscal 1998 and 1999 restructuring actions. The remaining severance and early retirement costs are anticipated to be paid through fiscal 2002, and the remaining medical, dental and other benefits are anticipated to be paid through fiscal 2003.

            The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of its long-lived assets. If such events or circumstances were to indicate that the carrying amount of these assets would not be recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of the long-lived assets, the Company would recognize an impairment charge. During 1999 and 1998, the Company recorded non-cash impairment charges of $7.6 million and $3.3 million, respectively, related to equipment located principally at its Longmont, Colorado facility and certain computer software and equipment, which, based upon analysis by management and anticipated production processes, these items were not expected to contribute to the Company's future cash flows.

(5)   Financing


Long-term debt consisted of the following (in thousands):                    September 1,         August 27,
                                                                                 2000                1999
                                                                                 ----                ----
Revolving facility                                                           $ 14,327              $ 11,737

Term facility, net                                                             11,591                14,119

Note payable to insurance company, secured by real estate
 mortgage.  Interest at 8.53% with monthly payments of $48,
 including principal and interest through December 2009                         4,266                     -

Note payable to insurance company, secured by real estate
  mortgage, repaid in November 1999                                                 -                 3,787

Unsecured note payable to Morgenthaler, interest at
  8.0% with principal and interest due in December 2001                         2,000                     -

Capitalized lease obligations payable to an investment company secured by computer equipment and software. Interest
  at 10.17% with monthly payments of $40, including principal
  and interest through July 2002                                                  808                 1,190

Capitalized lease obligation payable to a bank, secured by
  computer, communications equipment and related software.
  Interest at 7.8% with monthly payments of $14, including
  principal and interest through October 2003                                     304                   444

Installment note due a finance company, secured by computer
  hardware and software, interest at 9.69% with monthly
  payments of $49, including principal and interest, due
  January 2003                                                                  1,259                 1,699

Note payable to Economic Development Agency, interest at
  3.0% with monthly interest only payments of $1 until October 2001
  due August 2009                                                                 450                   450
                                                                             --------              --------
                                                                               35,005                33,426
Less-current maturities                                                        (3,468)               (4,142)
                                                                             --------              --------
                                                                             $ 31,537              $ 29,284
                                                                             ========              ========

         The Company's credit agreement provides three separate facilities: a revolver facility of up to $25 million based on the Company's adjusted working capital; a term facility for $16 million based on the appraised value of the Company's unencumbered equipment; and a bridge facility for $19 million. The bridge facility was repaid in full on July 31, 1998 with part of the net proceeds from the Series D Preferred Stock. Interest on the revolver and the term facility is charged at the prime rate, which was 9.5% as of September 1, 2000, 8.25% as of August 27, 1999 and 8.5% as of August 28, 1998. As of September 1, 2000, the amount available to borrow on the revolver was approximately $8.2 million, which reflects a $1.5 million reduction by the Company's lenders for a liquidity reserve taken as part of waiving prior events of covenant non-compliance. Effective November 1999, in connection with the waiving of covenant non-compliance, the Company's lenders increased the interest rate to prime plus 2%. All borrowings under the agreement are secured by the Company's tangible and intangible assets. The term facility requires monthly repayments of $205,000, which started in January 1999. The revolving credit facility is due on December 1, 2001.

         In November 2000, the Company's lenders removed the $1.5 million liquidity reserve. Under the credit agreement, the Company issued to its lenders 5-year warrants to purchase in the aggregate 100,000 shares of common stock at a price of $6.92 per share (101.5% of the Company's common stock price at date of issuance), exercisable through July 2003. The fair value of the warrants of approximately $377,000 was determined on their date of issuance using the Black-Scholes methodology, has been recorded as a reduction of the term facility in the accompanying financial statements, and will be accreted as interest expense over the term of the associated credit and security agreement.

         The agreement requires certain covenants including restricting the payments of cash dividends, capital expenditures and the redemption of preferred stock, and requires the Company to maintain certain levels of net worth, net income and to maintain certain levels of cash flows from operations. As of September 1, 2000, the Company was not in compliance with its minimum level of net worth, minimum level of net
         (loss)/income, level of cash flow available for debt service and debt service coverage ratio covenants under the credit agreement. The Company received waivers for these events of non-compliance for the fiscal year ended September 1, 2000.

         Future maturities of debt as of September 1, 2000 are as follows (in thousands):


         Fiscal 2001                                                     3,468
         Fiscal 2002                                                    26,610
         Fiscal 2003                                                       398
         Fiscal 2004                                                       126
         Fiscal 2005                                                       131
         Thereafter                                                      4,272
                                                                     ---------
                                                                     $  35,005
                                                                     ---------

         In August 2000, the Company borrowed $2.0 million, unsecured, from Morgenthaler Venture Partners, V L.P (Morgenthaler) with interest at 8.0%. If the transaction discussed in Note 13 is consummated, this note payable will be converted into subordinated debt upon closing of such transaction. If the transaction discussed in Note 13 is not consummated, this note payable is due December 31, 2001; at which time Morgenthaler has the option of converting the note payable into shares of the Company's common stock at a conversion rate that is dependent on the Company's financial performance.

         In November 1999, the Company refinanced its outstanding secured real estate loan with an insurance company. The new $4.3 million, ten-year secured real estate mortgage carries an interest rate of 8.53%. Annual principal payments and interest under the new secured loan will approximate $417,000. Concurrent with the closing of this refinancing, the Company fully satisfied the $3.6 million secured real estate loan, plus accrued and unpaid interest that was outstanding to the insurance company.

   (6)   Preferred Stock

         In January, 2000, the Company issued 1,800 shares of Series F Convertible Preferred Stock with a total stated value of $1,800,000. This Series F preferred stock earns a 5% dividend rate, payable annually in shares of common stock or cash at the Company's option, and is convertible into nearly 330,000 shares at a fixed rate of $5.46 per share. The purchasers of the Series F preferred stock were also issued 55,800 warrants to purchase the Company's Common Stock at a price of $5.46 per share. These warrants expire in January, 2005. Net proceeds from the Series F preferred stock were approximately $1,800,000. As of September 1, 2000, 1,800 shares of Series F preferred stock were outstanding. Accrued dividends of $56,000 are included in accounts payable in the accompanying 2000 consolidated balance sheet.

         In February and March of 1999, the Company issued 8,560 shares of Series E Convertible Preferred Stock with a total stated value of $8,560,000. This Series E preferred stock earns a 5% dividend rate, payable annually in shares of common stock or cash at the Company's option, and is convertible into nearly 1.4 million shares at a fixed rate of $6.25 per share. The purchases of the Series E preferred stock were also issued 85,600 warrants to purchase the Company's common stock at a price of $7.8125 per share. These warrants expire in February 2004. Net proceeds from the Series E preferred stock were approximately $8,460,000. As of September 1, 2000, 8,060 shares of Series E convertible preferred stock were outstanding. Dividends of $403,000 were declared during fiscal 2000 and paid in shares of common stock. Accrued dividends of $202,000 are included in accounts payable in the accompanying 2000 consolidated balance sheet.

         In July, 1998, the Company issued 32,917 shares of Series D convertible preferred stock with a total stated value of $32,917,000. This Series D preferred stock carried a 5% dividend rate, payable annually in shares of common stock or cash at the Company's option, and is convertible into nearly 5.4 million shares at a fixed rate of $6.15 per share. The holders of the Series D preferred stock were also issued 329,170 warrants to purchase the Company's common stock at a price of $7.6875 per share. These warrants expire in July 2001. Net proceeds from the Series D preferred stock were $32,409,000. As of September 1, 2000, 32,353 shares of Series D Convertible Stock were outstanding. Dividends of $1,618,000 were declared during fiscal 2000 and paid in shares of common stock. Accrued dividends of $135,000 are included in accounts payable in the accompanying 2000 consolidated balance sheet.

               In August, 1997, the Company issued 15,000 shares of Series B cumulative convertible preferred stock with a stated value of $1,000 per share for a total of $15 million. Series B preferred stock is convertible to common stock and carries a 5% cumulative dividend, payable upon conversion and payable in common stock or cash, at the Company's option. The Series B preferred stock conversion price is the lower of 110% of the five-day average closing price of the Company's common stock preceding the issuance of the preferred shares ($25.34), or 101% of the lowest consecutive five-day average closing price of the common stock in the 30-day period immediately prior to conversion. Holders of the Series B preferred stock may convert to common stock of the Company at any time, subject to certain limitations. Under certain circumstances, the Company may require the holders to convert to common stock. Under certain circumstances, the Company may be required to redeem the preferred stock. Along with the Series B preferred stock, the investors received warrants to purchase 67,812 additional common shares at $27.65 per share, which expired in August, 2000. Dividends of $14,000 were declared during fiscal 2000 and paid in shares of common stock. As of September 1, 2000, all of the Series B preferred stock had been redeemed or converted to common stock.

   (7)   Stock Based Compensation

         The shareholders of the Company have approved stock option plans (the Plans) for officers, other full-time key salaried employees, and non-employee directors of the Company to reward outstanding performance and enable the Company to attract and retain key personnel. Under the Plans, options are granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant and are generally exercisable for five or ten years. The Plans also provide for automatic grants of 25,000 target grant replacement stock options to each non-employee director of the Company on the date that each such director is first elected to the Board of Directors, and expire, to the extent not already expired, one year after termination of service as a Director. As of September 1, 2000, the Plans authorize the future granting of options to purchase up to 224,000 shares of common stock.

         Stock option transactions during 1998, 1999 and 2000 are summarized as follows:


                                                                  Shares            Price per Share
                                                                ----------          ---------------

Outstanding at August 29, 1997                                   1,188,780        $ 5.000  to  $ 22.125
         Granted                                                   425,723        $ 5.250  to  $ 20.375
         Exercised                                                 (54,678)       $ 5.000  to  $ 16.875
         Lapsed                                                    (87,012)       $11.500  to  $ 22.125
                                                                ----------

Outstanding at August 28, 1998                                   1,472,813        $ 5.00   to  $ 22.125
         Granted                                                   207,215        $ 5.125  to  $  7.4375
         Lapsed                                                   (126,062)       $11.50   to  $ 22.125
                                                                ----------

Outstanding at August 27, 1999                                   1,553,966        $ 5.00   to  $ 22.125
         Granted                                                    78,252        $ 4.0625 to  $  6.438
         Lapsed                                                   (193,498)       $ 5.00   to  $ 22.00
         Exercised                                                    (834)       $ 5.25   to  $  5.25
                                                                ----------

Outstanding at September 1, 2000                                 1,437,886        $ 4.0625 to  $ 22.125
                                                                ==========

         Options exercisable were 1,137,044 as of September 1, 2000, 1,054,653 as of August 27, 1999 and 946,710 as of August 28, 1998. The options outstanding as of September 1, 2000, expire five or ten years after the grant date as follows:

                                                           Number of Options
                 Fiscal Years                                 That Expire
                 ------------                                 -----------

                     2001                                        40,575
                     2002                                       100,000
                     2003                                       128,208
                     2004                                        96,836
                     2005                                        39,280
                     2006                                       252,500
                     2007                                       240,352
                     2008                                       354,951
                     2009                                       110,266
                     2010                                        74,918

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

         The following weighted average assumptions were utilized by the
         Company:


                                                                 Fiscal Years Ended

                                      September 1,                    August 27,                    August 28,
                                          2000                           1999                          1998
                                          ----                           ----                          ----

Risk-free interest rate             6.05 -  6.62%                  4.84 - 6.11%                  5.07 -  6.18%
Expected lives                           7 years                        7 years                       7 years
Expected volatility                46.13 - 48.88%                 49.13 - 55.16%                49.17 - 70.46%

         Using the Black-Scholes option pricing model, the total value of stock options granted during 2000, 1999 and 1998 was $223,000, $777,000 and
         $2,645,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically ranging from six months to three years). The weighted average fair value of options granted during 2000, 1999 and 1998 was $2.85 per share, $3.71 per share and $6.86 per share, respectively.

         If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net loss per share (basic and diluted) would have been as follows:

                                                                   Fiscal Years Ended

(in thousands,                       September 1, 2000               August 27, 1999              August 28, 1998
                                     -----------------               ---------------              ---------------
except per share data)            As Reported   Pro Forma        As Reported   Pro Forma     As Reported   Pro Forma
                                  -----------   ---------        -----------   ---------     -----------   ---------

Net income (loss)                 $(14,986)     $(18,302)         $(23,568)    $ (27,630)     $(37,186)    $ (41,134)
Loss per share                    $  (1.28)     $  (1.56)         $  (2.15)    $   (2.51)     $  (3.97)    $   (4.39)


   (8)   Commitments and Contingencies

         Lease Commitments -

         The Company has non-cancelable operating lease commitments for certain manufacturing equipment, which expire at various dates through fiscal 2003. Minimum commitments as of September 1, 2000 under operating leases are $2,772,497 in 2001, $956,451 in 2002, and $101,513 in 2003.
         In accordance with the terms of the lease agreements, the Company is required to pay maintenance and property taxes related to the leased property. Operating lease expense was $2,158,000 in 2000, $2,489,000 in 1999 and $2,816,000 in 1998.

         The Company has entered into various capital lease arrangements for the purchase of certain communication and computer equipment and related software totaling approximately $2.7 million. Amortization expense relating to these capital leases was $448,000 in fiscal 2000, $448,000 in fiscal 1999 and $140,000 in fiscal 1998. The following is a schedule of future gross minimum capital lease payments (in thousands):

         Fiscal 2001                                                 $   548
         Fiscal 2002                                                     648
         Fiscal 2003                                                      24
                                                                     -------
                                                                     $ 1,220
         Less amount representing interest                              (108)
                                                                     -------

         Present value of net minimum capital lease payments         $ 1,112
                                                                     =======


         Employment Agreements -

         The Company has employment agreements with various officers which are renewable in successive one-year terms after September 1, 2000, requiring $3.1 million in severance benefits following a change in control of the Company not approved by the Company's board of directors, $1.6 million in severance benefits if the change of control is approved by the Company's board of directors and the various officers continue employment with the Company for at least one year following the change in control, or a greater amount, if any, payable under the Company's severance pay plan, which provides generally for payment based on length of service of up to two times an employees base pay in effect on the date of termination if an employee is terminated at the Company's initiative and such employee's employment is in good standing at the time of such termination.

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

   (9)   Income Taxes

         The provision for income taxes consisted of the following (in thousands):

                                                     September 1,               August 27,                August 28,
                                                         2000                      1999                      1998
                                                         ----                      ----                      ----

         Currently payable                          $        -                $        -                    $     -
         Deferred                                            -                         -                      2,952
                                                    ----------                ----------                    -------
         Provision for income taxes                 $        -                $        -                    $ 2,952
                                                    ==========                ==========                    =======


         Reconciliation from the provision for income taxes using the statutory federal income tax rate to the provision for income taxes is as follows:


                                                             September 1,             August 27,           August 28,
                                                                2000                    1999                  1998
                                                                ----                    ----                  ----

         Federal statutory rates                            $  (4,384)               $ (7,306)             $(11,404)
         Research and experimentation tax credits                   -                       -                  (356)
         State income taxes, net of federal benefit              (349)                   (582)                 (908)
         Change in valuation allowance                          4,746                   7,433                15,389
         Other                                                    (13)                    455                   231
                                                            ---------                --------              --------
                                                            $       -                $      -              $  2,952
                                                            =========                ========              ========

         As of September 1, 2000, the Company had federal net operating loss carryforwards of approximately $70 million and federal income tax credit carry forwards of approximately $1.0 million that expire through 2020. Future uses of these federal tax benefits are dependent upon profitability of the Company. The future use of federal tax benefits are subject to limitation under Internal Revenue Code Section 382 due to a change in control as defined by Internal Revenue Code Section 382.

         Temporary differences and carryforwards which result in net deferred income tax assets as of September 1, 2000 and August 27, 1999 were as follows:

                                                   September 1,       August 27,
                                                       2000              1999
                                                       ----              ----
Deferred tax assets:
         Net operating loss carryforwards           $ 24,763         $ 18,397
         Restructuring reserves                          900            2,066
         Income tax credit carryforwards                 976              976
         Postretirement benefits                         701              825
         Deferred compensation                           557              727
         Inventories                                     951              713
         Medical reserves                                250              250
         Vacation reserve                                106              144
         Bad debt reserve                                317              124
         Other                                           169              193
                                                    --------         --------
         Deferred tax assets                          29,690           24,415
Deferred tax liabilities:
         Depreciation                                 (1,917)          (1,388)
Valuation allowance                                  (27,773)         (23,027)
                                                    --------         --------
Net deferred taxes                                  $      -         $      -
                                                    ========         ========

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

   (10)  Pension and Postretirement Benefits

         Defined Benefit Plan -

         The Company sponsors a defined benefit pension plan covering substantially all hourly employees of the Company's Northfield, Minnesota, facility (the Northfield Plan). During 2000 the pension plan was amended to reflect certain benefit level changes negotiated in connection with the Company's union contract. Pension costs are funded in compliance with the Employee Retirement Income Security Act of 1974.



                                                           Fiscal Year Ended   Fiscal Year Ended
                                                           September 1, 2000    August 27, 1999
                                                           -----------------    ---------------
CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at beginning of year                $ 6,309,136          $ 6,491,198
     Service cost                                               237,148              258,687
     Interest cost                                              519,016              449,119
     Plan amendments                                            711,877                    -
     Benefits paid                                             (225,706)            (188,275)
     Actuarial (gain) loss                                     (542,047)            (701,593)
                                                            -----------          -----------
     Benefit obligation at end of year                      $ 7,009,424          $ 6,309,136
                                                            ===========          ===========

CHANGE IN PLAN ASSETS
     Fair value of plan assets at
         beginning of year                                  $ 7,399,100          $ 6,233,723
     Actual return on plan assets                               720,265            1,132,652
     Employer contributions                                      69,964              221,000
     Benefits paid                                             (225,700)            (188,275)
                                                            -----------          -----------
     Fair value of plan assets at end of year               $ 7,963,629          $ 7,399,100
                                                            ===========          ===========


                                                          Fiscal Year Ended   Fiscal Year Ended
                                                          September 1, 2000    August 27, 1999
                                                          -----------------    ---------------
RECONCILIATION OF FUNDED STATUS
     Funded status                                          $   954,205          $ 1,089,964
     Unrecognized actuarial gain                             (2,738,017)          (2,180,913)
     Unrecognized transition obligation                          20,051               30,083
     Unrecognized prior service cost                          1,281,940              666,592
                                                            -----------          -----------
          Accrued benefit cost                              $  (481,821)         $  (394,274)
                                                            ===========          ===========



                                                          Fiscal Year Ended   Fiscal Year Ended
                                                          September 1, 2000    August 27, 1999
                                                          -----------------    ---------------
WEIGHTED-AVERAGE ASSUMPTIONS
     Discount rate                                                 8.00%               7.50%
     Expected long-term rate of
        return on plan assets                                      8.50%               8.00%


                                             Fiscal Year Ended    Fiscal Year Ended     Fiscal Year Ended
                                             September 1, 2000      August 27, 1999       August 28, 1998
                                             -----------------      ---------------       ---------------
COMPONENTS OF NET PERIODIC BENEFIT COST
     Service cost                              $ 237,148               $ 258,687            $ 200,234
     Interest cost                               519,016                 449,119              382,495
     Expected return on plan assets             (625,063)               (541,476)            (422,346)
     Amortization of prior service cost           96,529                  64,274               50,429
     Amortization of transitional obligation      10,029                  10,029               10,029
     Recognized actuarial gain                   (80,145)                (21,676)             (48,356)
                                               ---------               ---------            ---------
     Net periodic benefit cost                 $ 157,514               $ 218,957            $ 172,485
                                               =========               =========            =========

Employee Savings Plan -

         The Company has an employee savings plan covering all employees who meet certain age and service requirements and who are not participants in the Northfield Plan.

         The Company's contribution to the employee savings plan equals 2% of the participant's salary. The Company also matches participants' voluntary contributions to the plan. This matching contribution is subject to Company earnings on a quarterly basis and is limited to 4% of each participant's salary. The Company's expense related to the employee savings plan was $354,000 in 2000, $389,000 in 1999 and $448,000 in 1998. Effective September 1, 2000 the Company amended the employee savings plan requiring the Company to make a matching contribution of 100% of the first 2% of compensation of each participant contributed to the employee savings plan as an elective contribution.

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

         The change in benefit obligation and plan assets consisted of the following:

                                                       Fiscal Year Ended      Fiscal Year Ended
                                                       September 1, 2000       August 27, 1999
                                                       -----------------       ---------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                     $ 775,262             $ 986,906
Service cost                                                   33,581                46,058
Interest cost                                                  56,940                68,162
Actuarial loss (gain)                                          (2,733)             (282,494)
Benefits paid                                                 (51,101)              (43,370)
                                                            ---------             ---------
Benefits obligation at end of year                          $ 811,949             $ 775,262
                                                            =========             =========

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year              $       -             $       -
Employer contributions                                         51,101                43,370
Participant contributions                                      37,582                35,214
Benefits paid                                                 (88,683)              (78,584)
                                                            ---------             ---------
Fair value of plan assets at end of year                    $       -             $       -
                                                            =========             =========

RECONCILIATION OF FUNDED STATUS
Funded status                                               $(811,949)            $(775,262)
Unrecognized actuarial loss (gain)                           (177,738)             (186,846)
                                                            ---------             ---------
Accrued benefit cost                                         (989,687)             (962,108)
Employer contribution after measurement date                   35,563                 6,992
                                                            ---------             ---------
Accrued benefit cost                                        $(954,124)            $(955,116)
                                                            =========             =========

WEIGHTED AVERAGE ASSUMPTION:
Discount rate                                                    8.00%                 7.50%
Expected return on plan assets                                   9.00%                 9.50%



For measurement purposes, a 9 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for the fiscal year ended September 1, 2000. The rate was assumed to decrease gradually to 5.5 percent for fiscal 2007 and remain at that level thereafter.

The components of net periodic benefit costs are as follows:



                                              Fiscal Year Ended        Fiscal Year Ended      Fiscal Year Ended
                                              September 1, 2000         August 27, 1999        August 28, 1998
                                              -----------------         ---------------        ---------------

       Service cost                              $  33,581                $   46,058             $   35,311
       Interest cost                                56,940                    68,162                 64,387
       Recognized actuarial loss                   (11,841)                    6,858                    673
                                                 ---------                ----------             ----------
       Net periodic benefit cost                 $  78,680                $  121,078             $  100,371
                                                 =========                ==========             ==========


       Assumed health care cost trend rates have a significant effect on the amounts reported for post retirement medical benefit plans. A one percentage point change in assumed health care cost trend rates would not have a material impact or total service and interest cost components or on the post retirement benefit obligations.

   (11)  Joint Ventures

         On July 28, 1998, the Company and Molex Incorporated ("Molex") formed a joint venture to design, market and assemble modular interconnect systems to replace wiring harnesses in primarily the automotive market. The new company was named Modular Interconnect Systems, L.L.C. and it is a Delaware limited liability company ("Origin"). Origin will utilize proprietary flexible products developed by the Company and proprietary connectors developed by Molex in the development of the new modular interconnect system as an alternative to conventional automotive wiring harnesses and flex circuit assemblies. The Company and Molex will supply their respective products to Origin pursuant to long-term supply contracts. The Company owns 40% and Molex owns 60% of Origin. Each party has a right of first refusal with respect to the other party's ownership interest. Origin is being funded by contributions from the Company and Molex. Both the Company and Molex granted Origin a non-exclusive license to certain of their intellectual property for purposes of producing the new modular interconnect systems. Each license takes effect and is contingent upon a change of control of the Company or Molex and the purchase of such person's membership interest in Origin. As of September 1, 2000, the Company's investment in and the impact of accounting for its investment in Origin under the equity method has not been material.



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

   (12)  Segment Information

         The Company's revenue producing businesses are identified as the Core Business and Micro Products. The Management Team, a group of operating executives, is responsible for defining the strategies and directions for the businesses. The Core Business segment consists of flexible laminates and derivative products, principally flexible interconnect circuits and assemblies. These products are targeted across all markets served by the Company with the automotive market generating 57.5% of fiscal 2000 sales for this segment. The Company's Novaclad, Novaflex HD and VHD products are marketed and sold by this business. The Micro Products business segment is a developing business that targets the integrated circuit (IC) industry of the electronics market. The Company's ViaArray and ViaThin products are marketed and sold through this segment and are exclusively reflected in the Company's datacom market sales.

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

The following is a summary of certain financial information relating to the two segments for fiscal years ended:


                                                            September 1,      August 27,     August 28,
                                                                2000            1999            1998
                                                                ----            ----            ----
Total sales by segment
         Core Business                                      $ 130,061       $ 120,556        $ 116,002
         Micro Products                                         6,680           1,530            1,043
                                                            ---------       ---------        ---------
         Total sales                                          136,741         122,086          117,045
                                                            ---------       ---------        ---------

Operating profit (loss) by segment

         CORE BUSINESS:

         Before corporate allocation                           12,147          16,421            9,293
         Corporate allocation                                   7,036           6,580            4,858
         Interest                                               3,314           2,001            1,597
                                                            ---------       ---------        ---------
         Total                                                  1,797           7,840            2,838
                                                            ---------       ---------        ---------

         MICRO PRODUCTS:

         Before corporate allocation                          (12,402)        (16,603)         (16,427)
         Corporate allocation                                   1,544           1,541            2,002
         Interest                                                 746             499              948
                                                            ---------       ---------        ---------
         Total                                                (14,692)        (18,643)         (19,377)
                                                            ---------       ---------        ---------

Total segments operating losses                               (12,895)        (10,803)         (16,539)
Restructuring costs                                                 -           3,050            8,500
Impairment charges                                                  -           7,635            3,300
                                                            ---------       ---------        ---------
Loss before income taxes and cumulative
   effect of change in method accounting                    $ (12,895)      $ (21,488)       $ (28,339)
                                                            =========       =========        =========

Long-term assets by segment
         Core Business                                      $  24,795       $  40,247        $  48,082
         Micro Products                                        31,148          27,568           36,790
                                                            ---------       ---------        ---------
         Total identifiable assets                             55,943          67,815           84,872
         Corporate and other assets                            12,410          15,030           17,385
                                                            ---------       ---------        ---------
         Total assets                                       $  68,353       $  82,845        $ 102,257
                                                            =========       =========        =========

Depreciation and amortization by segment
         Core Business                                      $   7,028       $   8,662        $   8,236
         Micro Products                                         6,857           6,035            5,001
         Corporate and other                                    2,963           2,372            1,145
                                                            ---------       ---------        ---------
         Total depreciation and amortization                $  16,848       $  17,069        $  14,382
                                                            =========       =========        =========


Capital expenditures by segment
         Core Business                                      $     121       $   1,511        $  11,914
         Micro Products                                           767           2,812            1,935
         Corporate and other                                    1,468           1,218            9,419
                                                            ---------       ---------        ---------
         Total capital expenditures                         $   2,356       $   5,541        $  23,268
                                                            =========       =========        =========

Sales by product line
         Laminate material                                  $  32,323       $  29,500        $  28,595
         ViaThin                                                6,680           1,530            1,043
         Novaflex HD                                           42,483          33,700           23,500
         Novaflex VHD                                           4,139           5,556                -
         Flexbase interconnects                                51,116          51,800           63,907
                                                            ---------       ---------        ---------
                                                            $ 136,741       $ 122,086        $ 117,045
                                                            =========       =========        =========


      (13) Events Subsequent to the Date of the Report of Independent Public Accountants (Unaudited)

                On November 10, 2000, the Company, Morgenthaler, Ampersand IV
            Limited Partnership, Ampersand IV Companion Fund Limited Partnership, (collectively the New Investors), International Flex Technologies, Inc. (IFT), Sound Beach Technology Partners, LLC (Sound Beach) and Molex agreed to the following series of transactions (the Transactions), which are subject to various approvals:

      - The Company agreed to acquire IFT for approximately 7.6 million shares of Company common stock, including stock issued for outstanding options and warrants of IFT. IFT, located in Endicot, New York, manufactures fine-line flexible circuits.

      - New Investors would purchase from the Company, under the terms of a Stock Purchase Agreement, approximately 4.9 million shares of common stock for approximately $13.7 million and 11,303 shares of a new series of convertible preferred stock of the Company (Series G preferred stock) with a dividend rate of 11.06% for approximately $11.3 million. The Series G preferred stock would be convertible into approximately 4.1 million shares of common stock at a fixed rate of $2.77 per share (the conversion price). The Company would be required to pay the dividends on the Series G preferred stock in shares of its common stock for twenty-four months from the date of issuance at a stated value of approximately $3.54 per share. Thereafter, the Company may pay the dividend in shares of its common stock, or at its option, cash. The Series G preferred stock would be subordinated to the Company's Series D, E, and F preferred stock with regard to payment of dividends and proceeds upon liquidation. Upon liquidation of all the assets of the Company, the holders of the Series G preferred stock would be entitled to receive $25 million, provided that any shares of common stock purchased by the New Investors as discussed above are turned into the Company for cancellation. At any time after eighteen months following the sale of the Series G preferred stock, the Company may, at its sole option, convert all, but not less then all, of the issued and outstanding Series G preferred stock at the conversion price, provided certain conditions with respect to the current market price and trading volume of the Company's common stock have been meet.

      - The Company, the New Investors and Sound Beach will enter into a Governance Agreement. Under the Governance Agreement, among other matters, until the third anniversary of the consummation of the Transactions, the New Investor and Sound Beach are restricted from beneficially owning any Company securities in excess of that issued or issuable (i) in the IFT acquisition, (ii) under the Stock Purchase Agreement, (iii) upon conversion of the Series G preferred stock, (iv) exercise of the warrants issued under the Subordinated Note Purchase Agreement discussed below and (v) issuable in respect of dividends due on the Series G preferred stock. They would also be restricted from doing a business combination or proxy solicitation during such period. Among other matters, the Governance Agreement restricts the sale of the Company without the consent of the parties to the Governance Agreement, and sets the initial composition of the Board of Directors of the Company at (i) three continuing directors from the Company, (ii) one director appointed by Molex, and (iii) three directors nominated by the New Investors and Sound Beach. The number of directors which may be nominated by the New Investors and Sound Beach would be reduced and the approval therefrom for a sale of the Company would be removed if their ownership in the Company falls below a certain percentage.

      - Molex and the New Investors agreed to purchase up to $15 million of 12% Senior Subordinated Notes (the Senior Notes) of the Company. At closing, $6.5 million would be drawn-down with the Company having up to nine-months after the consummation of these Transactions to draw-down the remaining $8.5 million. Molex has the right to require the Company to draw-down an additional $2.1 million. In addition, if all of the Senior Notes are purchased, the Senior Note holders will receive warrants to purchase approximately 2.3 million shares of the Company's common stock at $.01 per share and are exercisable for seven years. The Senior Notes would be due five years from issuance.

                After completion of the Transaction, the New Investors and Sound
            Beach will collectively hold securities representing ownership of approximately 49% of the Company on a fully diluted basis (assuming conversion of all of the Company's convertible securities).

(14)  Quarterly Results of Operations (Unaudited)

      The consolidated results of operations for the four quarters of 2000 and 1999 are as follows (in thousands, except per share data):


                                                                                    Fiscal 2000
                                                                                    -----------

                                                               First      Second       Third      Fourth
                                                               -----      ------       -----      ------

Net sales                                                    $ 34,811    $ 32,030    $ 36,152    $ 33,748
Cost of sales and other expenses                               36,213      33,624      39,819      39,979
                                                             --------    --------    --------    --------
Pre-tax Operating loss                                         (1,402)     (1,594)     (3,667)     (6,231)
Preferred dividends                                              (508)       (520)       (528)       (535)
                                                             --------    --------    --------    --------
Net loss to common shareholders                              $ (1,910)   $ (2,114)   $ (4,195)   $ (6,766)
                                                             ========    ========    ========    ========

Net loss per common share - basic and diluted                $  (0.16)   $  (0.18)   $  (0.36)   $  (0.57)
                                                             ========    ========    ========    ========
Weighted average common shares
  Outstanding - basic and diluted                              11,613      11,663      11,760      11,975
                                                             ========    ========    ========    ========


                                                                                 Fiscal 1999
                                                                                 -----------
                                                            First       Second      Third      Fourth
                                                            -----       ------      -----      ------

Net sales                                                 $ 28,474    $ 28,042    $ 32,575    $ 32,995
Cost of sales and other expenses                            30,811      30,635      34,510      36,933
Restructuring costs                                              -       3,100        (500)        450
Impairment charges                                               -           -           -       7,635
                                                          --------    --------    --------    --------
Operating loss                                              (2,337)     (5,693)     (1,435)    (12,023)
Preferred dividends                                           (654)       (418)       (521)       (487)
                                                          --------    --------    --------    --------
Net loss to common shareholders                           $ (2,991)   $ (6,111)   $ (1,956)   $(12,510)
                                                          ========    ========    ========    ========

Net loss per common share - basic and diluted             $  (0.29)   $  (0.55)   $  (0.18)   $  (1.10)
                                                          ========    ========    ========    ========
Weighted average common shares
  Outstanding - basic and diluted                           10,402      11,037      11,153      11,352
                                                          ========    ========    ========    ========



The sum of the quarterly net loss per share does not equal the total fiscal 1999 and 2000 loss per share amounts due to timing of common stock issued during the years and its effect on the computation of weighted average number of shares outstanding.

                          Sheldahl, Inc. and Subsidiary
                 Schedule II: Valuation and Qualifying Accounts


Allowance for Doubtful Accounts:

The transactions in the allowance for doubtful accounts for the fiscal years ending September 1, 2000, August 27, 1999 and August 28, 1998 were as follows:



                                                   2000          1999          1998
                                                   ----          ----          ----
Balance, beginning of year                      $ 338,984     $ 225,000     $ 224,704
Recoveries (accounts charged off), net            (54,882)       11,984           296
Additional allowance provided                     579,500       102,000             -
                                                ---------     ---------     ---------

Balance, end of year                            $ 863,602     $ 338,984     $ 225,000
                                                =========     =========     =========


Restructuring Reserves:

The transactions in the restructuring reserves accounts for the fiscal years ending September 1, 2000, August 27, 1999 and August 28, 1998 were as follows (in thousands):


                                                   2000           1999           1998
                                                   ----           ----           ----

Balance, beginning of year                       $ 5,197        $ 7,625        $     -
Amounts charged to operations, net                     -          3,050          8,500
Cash payments made                                (2,677)        (4,985)          (875)
Other                                                  -           (493)             -
                                                 -------        -------        -------

Balance, end of year                             $ 2,520        $ 5,197        $ 7,625
                                                 =======        =======        =======