Form 10-Q
period 2000-12-01
SHELDAHL INC
filed 2001-01-16
CIK 89615

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 1, 2000                  Commission File Number: 0-45


                                 SHELDAHL, INC.
             (Exact name of registrant as specified in its charter)



              Minnesota                                 41-0758073
--------------------------------------------------------------------------------
  (State or other jurisdiction of          (IRS Employer Identification Number)
   incorporation or organization)



        Northfield, Minnesota                              55057
--------------------------------------------------------------------------------
       (Address of principal                            (Zip Code)
         executive offices)




Registrant's telephone number, including area code         (507) 663-8000
                                                   -----------------------------

As of December 1, 2000, 12,069,550 shares of the Registrant's common stock were outstanding. Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] [ ] NO

                          SHELDAHL, INC. AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX




PART I:  Financial Information

         Item 1.  Financial Statements

         Consolidated Statements of Operations -
                  Three months ended December 1, 2000 and
                  November 26, 1999 ...........................................3

         Consolidated Balance Sheets -
                  December 1, 2000 and September 1, 2000.......................4

         Consolidated Statements of Cash Flows -
                  Three months ended December 1, 2000 and
                  November 26, 1999 ...........................................5

         Notes to consolidated financial statements .........................6-9

         Item 2.  Management's Discussion and Analysis of Consolidated
                  Operating Results and Financial Condition ...............10-16

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk ................................................16


PART II:  Other Information

         Item 2.  Changes in Securities and Use of Proceeds...................17

         Item 5.  Other Information...........................................17

         Item 6.  Exhibits and Reports on Form 8-K ...........................18

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

                          SHELDAHL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                                        Three Months Ended
                                                                                ------------------------------------
                                                                                December 1,             November 26,
(in thousands, except for per share data)                                          2000                     1999
                                                                                -----------             ------------
Net sales                                                                       $ 30,613                   $ 34,811
Cost of sales                                                                     29,484                     30,054
                                                                                --------                   --------

Gross profit                                                                       1,129                      4,757
                                                                                --------                   --------

Expenses:
         Sales and marketing                                                       2,187                      2,091
         General and administrative                                                2,164                      2,231
         Research and development                                                    812                        921
         Interest                                                                  1,379                        916
                                                                                --------                   --------
                  Total expenses                                                   6,542                      6,159
                                                                                --------                   --------

Loss before income taxes                                                          (5,413)                    (1,402)

Income tax provision                                                                  --                         --
                                                                                --------                   --------

Net loss before preferred dividends                                               (5,413)                    (1,402)

Convertible preferred stock dividends                                               (528)                      (508)
                                                                                --------                   --------

Net loss applicable to common shareholders                                      $ (5,941)                  $ (1,910)
                                                                                ========                   ========

Net loss per common share - Basic and Diluted                                   $  (0.49)                  $  (0.16)
                                                                                ========                   ========

Number of shares outstanding - Basic and Diluted                                  12,070                     11,613
                                                                                ========                   ========



        The accompanying notes are an integral part of these statements.

                                 SHELDAHL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      unaudited
(In thousands)                                                        December 1,              September 1,
                                                                         2000                      2000
                                                                      -----------              ------------
Current assets:
         Cash and cash equivalents                                      $  1,436                  $  1,132
         Accounts receivable, net                                         20,254                    22,253
         Inventories                                                      21,036                    17,325
         Other current assets                                              1,534                     1,359
                                                                        --------                  --------
                  Total current assets                                    44,260                    42,069
                                                                        --------                  --------

         Construction in progress                                          1,702                     1,249
         Land and buildings                                               28,690                    28,662
         Machinery and equipment                                         131,330                   130,981
         Less: accumulated depreciation                                  (96,613)                  (92,539)
                                                                        --------                  --------
                  Net plant and equipment                                 65,109                    68,353
                                                                        --------                  --------

         Other assets                                                        529                       640
                                                                        --------                  --------

                                                                        $109,898                  $111,062
                                                                        ========                  ========

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
         Current maturities of long-term debt                           $  3,468                  $  3,468
         Accounts payable                                                 12,944                    11,477
         Accrued salaries                                                  1,151                     1,234
         Other accrued liabilities                                         5,810                     3,681
         Restructuring reserves                                              787                       915
                                                                        --------                  --------
                  Total current liabilities                               24,160                    20,775
                                                                        --------                  --------

         Long-term debt                                                   33,156                    31,537

         Restructuring reserves                                            1,459                     1,605

         Other non-current liabilities                                     2,569                     2,650
                                                                        --------                  --------

         Shareholders' investment:
                  Convertible preferred stock                                 42                        42
                  Common stock                                             3,017                     3,017
                  Additional paid-in capital                             113,440                   113,440
                  Retained earnings                                      (67,945)                  (62,004)
                                                                        --------                  --------

                  Total shareholders' investment                          48,554                    54,495
                                                                        --------                  --------

                                                                        $109,898                  $111,062
                                                                        ========                  ========



        The accompanying notes are an integral part of these statements.

                          SHELDAHL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                    Three Months Ended
                                                                        ----------------------------------------
(in thousands)                                                          December 1,                 November 26,
                                                                           2000                         1999
                                                                        -----------                 ------------
Operating activities:
       Net loss applicable to common shareholders                         $ (5,941)                   $ (1,910)
       Adjustments to reconcile net loss
          to net cash used in operating activities:
              Depreciation and amortization                                  4,075                       4,201
              Preferred stock dividends                                        528                         508

              Net change in other operating activities:
                     Accounts receivable                                     1,999                      (3,946)
                     Inventories                                            (3,711)                        185
                     Other current assets                                     (175)                       (248)
                     Other assets                                              111                        (129)
                     Accounts payable and accrued liabilities                2,985                       1,574
                     Restructuring reserves                                   (274)                       (705)
                     Other non-current liabilities                             (81)                        (13)
                                                                          --------                    --------

       Net cash used in operating activities                                  (484)                       (528)
                                                                          --------                    --------

Capital expenditures, net                                                     (831)                       (722)
                                                                          --------                    --------

Financing activities:
       Net borrowings under revolving credit facility                        1,887                       2,625
       Repayments of long-term debt                                           (268)                     (4,558)
       Proceeds from long-term debt                                             --                       4,300
       Stock options exercised                                                  --                           4
                                                                          --------                    --------

       Net cash provided by financing activities                             1,619                       2,341
                                                                          --------                    --------

Net increase in cash and cash equivalents                                      304                       1,091

Cash and cash equivalents at beginning of period                             1,132                       1,043
                                                                          --------                    --------

Cash and cash equivalents at end of period                                $  1,436                    $  2,134
                                                                          ========                    ========

Supplemental cash flow information:
       Interest paid                                                      $  1,404                    $    916
                                                                          ========                    ========
       Income taxes paid                                                  $     --                    $     29
                                                                          ========                    ========



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

1) Inventories, which are valued at the lower of first-in first-out cost or market, consists of (in thousands):

                                December 1, 2000               September 1, 2000
                                ----------------               -----------------

        Raw materials               $ 9,360                         $ 9,053
        Work-in-process               6,713                           3,812
        Finished goods                4,963                           4,460
                                    -------                         -------
                                    $21,036                         $17,325
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

        Cash requirements to fund restructuring charges taken during fiscal 1999 and 1998 are expected to be approximately $0.9 million in fiscal 2001 compared to $2.7 million and $5.0 million in fiscal 2000 and 1999, respectively. Fiscal 2001 capital expenditures for the Company were planned at approximately $12.0 million, compared with $2.4 million in fiscal 2000. Debt repayments for fiscal 2001 will be $5.5 million, including $2.5 million on the bank term facility, $2.0 million on the Morganthaler note and $1.0 million for various capital lease payments.

        The Company expects that fiscal 2001 operating losses, tight borrowing levels pursuant to its debt agreements and the uncertainty of the timing of sales growth from the Company's Micro Products business will place significant pressure on the cash reserves of the Company. Cash flow projections based on the Company's operating plan for fiscal 2001 reflect an increased level of cash flow requirements during the year as working capital expands to support projected sales growth. However, the inability of the Company to i) execute the sales orders received from Micro Products business customers; ii) improve operating results in the Micro Products business; iii) achieve operating performance from the Company's Core Business above fiscal 2000 levels; iv) achieve other cost or productivity improvements included in the Company's fiscal 2001 budget and v) maintain adequate liquidity to fund normal operations could result in the Company being out of compliance with certain of its debt covenants thereby allowing the Company's lenders to require full repayment of the outstanding borrowings under the Company's credit agreement and/or leave the Company in a cash reserve position that would require additional capital to fund operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has and will continue to implement operational measures designed to assist the Company in achieving its fiscal 2001 budget and cash flow objectives. Subsequent to quarter end, the Company completed the transactions discussed in Note 5. Management believes these transactions, which result in an equity infusion of approximately $25.0 million and subordinated debt financing of $6.5 million, will provide the Company's required cash flow to fund normal operations and alleviate liquidity constraints.

3)      Restructuring Expenses

        As of December 1, 2000, approximately $5.4 million had been charged to the Company's restructuring reserves related to severance and early retirement salary costs, approximately $2.8 million related to medical, dental and other benefits and approximately $1.2 million for equipment disposal and other costs and by December 1, 2000, 312 employees have terminated employment with the Company related to the fiscal 1998 and 1999 restructuring actions. The remaining severance and early retirement costs are anticipated to be paid through fiscal 2002, and the remaining medical, dental and other benefits are anticipated to be paid through fiscal 2003.

4)      Segment Reporting

        The following is a summary of certain financial information relating to the two segments for the three months ended as follows:

                                                                  December 1,              November 26,
                                                                     2000                      1999
                                                                  -----------              ------------
Total sales by segment:
         Core Business                                             $ 27,385                  $ 33,591
         Micro Products                                               3,228                     1,220
                                                                   --------                  --------
         Total company sales                                         30,613                    34,811
                                                                   --------                  --------

Operating Profit (loss) by segment:

         CORE BUSINESS:
         -------------
         Before corporate allocation                                  2,309                     4,339
         Corporate cost allocation                                    1,637                     1,836
         Interest expense                                             1,131                       751
                                                                   --------                  --------
         Total                                                         (459)                    1,752
                                                                   --------                  --------

         MICRO PRODUCTS:
         --------------
         Before corporate allocation                                 (4,347)                   (2,583)
         Corporate cost allocation                                      359                       406
         Interest expense                                               248                       165
                                                                   --------                  --------
         Total                                                       (4,954)                   (3,154)
                                                                   --------                  --------

Total segments operating losses                                      (5,413)                   (1,402)
                                                                   ========                  ========

Sales by product line:
         Laminate material                                         $  6,120                  $  8,638
         ViaThin                                                      3,228                     1,220
         Novaflex HD                                                  9,653                     9,842
         Novaflex VHD                                                   500                     1,514
         Flexbase interconnects                                      11,112                    13,597
                                                                   --------                  --------
                                                                   $ 30,613                  $ 34,811
                                                                   ========                  ========

5)      Subsequent Events

        Transaction Summary

        The merger with International Flex Holdings, Inc. and the injection of $31.5 million in additional funds for Sheldahl on December 28, 2000, is described below.

        Merger

        On December 28, 2000, Sheldahl, Inc., a Minnesota corporation ("Sheldahl" or the "Company"), acquired all of the outstanding securities of International Flex Holdings, Inc. ("Holdings") for approximately 9.7 million shares of Sheldahl's common stock, $.25 par value ("Common Stock") under the terms of a previously announced definitive merger agreement, as amended, (the "Merger Agreement") by and among Sheldahl, IFT West Acquisition Company, a newly formed subsidiary of Sheldahl ("West"), Holdings, the sole shareholder of International Flex Technologies, Inc. ("IFT") the operating company, and the stockholders of Holdings (the "Stockholders"). Under the terms of the Merger Agreement, West merged with and into Holdings, with Holdings surviving and becoming a wholly-owned subsidiary of Sheldahl (the "Merger"). As consideration for the Merger, holders of outstanding shares of Holdings' common stock, Class A Stock, Class B Stock and Series A Preferred Stock received shares of Sheldahl Common Stock. Holdings' option holders and warrant holder received equivalent options and a warrant to purchase shares of Sheldahl Common Stock.

        Common Stock and Series G Investment

        Concurrent with consummating the Merger, Sheldahl completed the previously announced equity investment pursuant to an amended stock purchase agreement (the "Stock Purchase Agreement") by and among Sheldahl, and three accredited investors including Morgenthaler Venture Partners V, L.P. ("Morgenthaler V"), and Ampersand IV Limited Partnership and Ampersand IV Companion Fund Limited Partnership (collectively the "Ampersand Funds"). Under the terms of the Stock Purchase Agreement, Morgenthaler V and the Ampersand Funds (the "Investors") collectively invested an aggregate of $25.0 million in equity capital in exchange for approximately 9.8 million shares of Sheldahl Common Stock and 11,303 shares of a newly created 11.06% Series G Convertible Preferred Stock of Sheldahl, par value $1.00 per share (the "Series G Stock"), such shares being convertible in the aggregate into approximately 8.1 million shares of Sheldahl Common Stock (the "Equity Investment"). The cash used by the Investors to complete the Equity Investment came from the liquid assets of the Investors.

        The Series G Stock is convertible into shares of the Company's Common Stock at any time. Each holder of the Series G Stock is entitled to convert each share of Series G Stock into that number of shares of Common Stock that equals $1,000 plus accrued dividends divided by the Conversion Price. The Conversion Price is $1.40 per share and is subject to adjustment from time-to-time under certain customary anti-dilution provisions. The Series G Stock is entitled to 11.06% dividends, payable annually. For a period of twenty-four (24) months from the date of issuance, Sheldahl is obligated to pay the dividend in shares of its Common Stock at a Dividend Conversion Price of $1.625, as adjusted from time-to-time under customary anti-dilution provisions. Thereafter, Sheldahl may pay the dividend in shares of its Common Stock, or, at its option, cash. One year of dividends at the Dividend Conversion Price would equate to approximately 769,300 shares.

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

        Subordinated Notes and Warrant Purchase Investment

        Concurrent with consummating the Merger and Equity Investment, Sheldahl consummated the previously announced debt investment pursuant to an amended and restated subordinated notes and warrant purchase agreement (the "Debt Agreement") by and among Sheldahl, Morgenthaler V, the Ampersand Funds and Molex Incorporated, Sheldahl's largest shareholder ("Molex"). Under the terms of the Debt Agreement, Morgenthaler V, the Ampersand Funds and Molex (the "Purchasers") purchased $6.5 million of 12% Senior Subordinated Notes ("Notes") and related warrants (the "Warrants") (the "Debt Investment"). In addition, the Purchasers collectively received Warrants to purchase 1,526,814 shares of Sheldahl Common Stock. The Warrants issued under the Debt Agreement are exercisable at $.01 per share and are exercisable for seven years from the date of issuance. The cash used by the Purchasers to complete the Debt Investment came from the liquid assets of the Purchasers.

        Post Transactions Ownership

        After completion of the Merger, Equity Investment and Debt Investment ("the Transactions"), the parties that acquired securities in the Transactions (the "Parties") collectively hold securities representing ownership of approximately 60% of Sheldahl's currently outstanding common stock and 60% of Sheldahl on a fully diluted basis (assuming conversion of all Sheldahl convertible securities).

        Transactions' Effect on Financial Statements

        In the Merger, as described above, Sheldahl acquired all of the outstanding securities of Holdings resulting in Holdings becoming a wholly-owned operating subsidiary of Sheldahl. Although Sheldahl is the legal survivor in the Merger and remains the registrant of the Securities and Exchange Commission ("SEC") and a listed company on Nasdaq, under US Generally Accepted Accounting Principles, due to the shares issued in the Transactions, Holdings is considered the "acquirer" of Sheldahl for financial reporting purposes. Among other matters, this will require Sheldahl in all of its future financial and informational filings with the SEC to present the prior historical financial and other information of Holdings.

        Post-Transactions Business Reorganization and Fiscal Year End Change

        Subsequent to the consummation of the Transactions, Sheldahl reorganized its business and created two business units for their operations. Sheldahl's Micro Products operations have been combined with the former IFT operations in Endicott, New York and will be called the International Flex Technologies ("IFT"). The second business unit consisting primarily of Sheldahl's Northfield operations will be called the Sheldahl Materials and Flex Interconnect ("MFI").

        Subsequent to the Merger of IFT and Sheldahl, on January 5, 2001, Sheldahl's Board of Directors determined that it would be in the best interests of the Company to change its fiscal year end to the Friday closest to December 31 of each year, beginning with December 29, 2000. Accordingly, Sheldahl will be filing a Form 10-K within 90 days of December 29, 2000 for such transition.

Item 2.

                          SHELDAHL, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             CONSOLIDATED OPERATING RESULTS AND FINANCIAL CONDITION

            THREE MONTHS ENDED DECEMBER 1, 2000 AND NOVEMBER 26, 1999

SALES

        The Company's net sales decreased by $4.2 million, or 12.1%, to $30.6 million for the three months ended December 1, 2000, as compared to the same period one year ago. Core Business sales decreased $6.2 million, or 18.5%, to $27.4 million while Micro Products sales increased $2.0 million, or 165% when compared to the first quarter of fiscal 2000. The Core Business sales were impacted by weaker than expected sales to the Automotive industry due largely to the product life cycle ending for a key program and to the continued emphasis on design changes that reduce overall sales to our most price competitive accounts. The Company expects new programs to replace these sales during fiscal 2001.

        Core Business sales for the three months ended December 1, 2000 to the Automotive market decreased 20.1% to $16.6 million and represents 54.2% of total Company sales. Datacom sales for the same period increased $0.9 million, or 9.9%, to $10.4 million. Datacom sales represent 34.0% of total Company sales of which $7.2 million is from the Core Business segment and $3.2 million is from the Micro Products segment.

        Sales to the Company's other markets totaled $3.6 million, or 11.8%, of total Company revenue, reflecting a decrease of $1.0 million, or 21.7%, from the same period one year ago.

        The table below summarizes the Company's sales by market.

                                      Three Months Ended
                               -----------------------------------
                               December 1,            November 26,              Gross                    %
    Market                        2000                    1999                  Change                 Change
    ------                        ----                    ----                  ------                 ------
Automotive                       $16,553                 $20,716                $(4,163)               (20.1%)
Datacom                           10,430                   9,487                    943                  9.9%
Aerospace/Defense                  1,622                   1,837                   (215)               (11.7%)
Industrial                         1,576                   1,785                   (209)               (11.7%)
Consumer                             432                     986                   (554)               (56.2%)
                                 -------                 -------                -------                ------
                                 $30,613                 $34,811                $(4,198)               (12.1%)
                                 =======                 =======                =======                ======

GROSS PROFIT (LOSS)

        Gross profit decreased $3.6 million to 3.7% of sales for the three months ended December 1, 2000 compared to the same period one year ago. As reflected in the chart below, Micro Products gross loss increased to $3.5 million compared to $1.9 million for the same period one year ago. Increased sales, higher direct material usage in relation to sales and increased fixed costs negatively impacted Micro Product's gross loss. The Core Business gross profit decreased $1.9 million resulting in a gross profit percent to sales of 17.0% compared to 19.7% for the same period one year ago. Decreased sales and increased indirect and direct labor costs, and freight cost as a percent to sales negatively impacted the Core Business's gross loss.

                                        December 1, 2000                              November 26, 1999
                               --------------------------------------        ------------------------------------
                                 Core           Micro          Total           Core          Micro         Total
                               Business       Products        Company        Business      Products       Company
                               --------       --------        -------        --------      --------       -------
Sales                          $27,385        $ 3,228         $30,613        $33,591       $ 1,220        $34,811
Cost of sales                   22,735          6,749          29,484         26,980         3,074         30,054
Gross profit                     4,650         (3,521)          1,129          6,611        (1,854)         4,757
% of sales                       17.0%            N/A            3.7%          19.7%           N/A          13.7%

OTHER EXPENSES

        The Company's other expenses, excluding interest, remained flat at $5.2 million for the quarter ended December 1, 2000 as compared to the three months ended November 26, 1999. A slight decrease in general administration and research and development cost was offset by an increase in sales and marketing expenses.

        During the quarter, increased borrowings and higher interest rates on the Company's credit and security agreement with its bank group increased gross interest expense $0.4 million. Reflecting reduced capital spending, capitalized interest declined nearly $0.1 million for the three months ended December 1, 2000 when compared to the same period one year ago. As a result, net interest expense rose $0.5 million or 50.5% to $1.4 million compared to the period ended November 26, 1999.

        Interest costs and activities for the noted period are detailed below:

                                        Three Months Ended        Three Months Ended
                                         December 1, 2000          November 26, 1999              Change
                                         ----------------          -----------------              ------
(in thousands)
Gross interest expense                       $  1,391                   $  985                    $  406
Capitalized interest                              (12)                     (69)                       57
                                             --------                   ------                    ------
Net interest                                 $  1,379                   $  916                    $  463
                                             ========                   ======                    ======


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

FINANCIAL CONDITION

        The Company's credit agreement with a group of its two remaining lenders led by Wells Fargo, N.A., as agent, consists of a working capital revolver of $25 million based on levels of working capital and a term facility of $16 million based on the Company's fixed assets. The term facility of $16 million has an outstanding balance as of December 1, 2000 of $11.2 million with monthly repayments of $205,000 through December 2001. Under the $25 million working capital revolver, the Company has the ability to borrow based on the levels of accounts receivable and inventory, which establishes a borrowing base. In November 1999, the Company's borrowings available under the working capital portion of its 1998 credit facility was reduced. This change was initiated by the Company's lenders in conjunction with a waiver issued by the lenders related to the Company's failure to achieve certain financial ratios and the Company's current level of borrowing under the working capital revolver related to its events of non-compliance. Effective November 1999, in connection with the waiving of covenant non-compliance, the Company's lenders increased the interest rate to prime plus 2% and required the Company to establish a liquidity reserve of $2.5 million. In June 2000, the Company's lenders agreed to amend the credit agreement to extend its maturity date to December 1, 2001 and to reduce the liquidity reserve from $2.5 million to $1.5 million. As of September 1, 2000, the amount available to borrow on the revolver was approximately $8.2 million, which reflects the $1.5 million liquidity reserve. In November 2000 the Company's lenders removed the $1.5 million liquidity reserve. In December 2000, the Company's lenders extended the maturity date of the credit facility to June 1, 2002, reinstated a liquity reserve at $5 million and reset certain covenants related to net income, capital spending, cash flow and debt service ratios based on the new company's combined fiscal 2001 projected results. Actual borrowing under this working capital revolver as of December 1, 2000 was $16.8 million and the amount available to borrow was $3.9 million (see Capital Reserves). The applicable interest rate on the loan effective September 1, 2000 and December 1, 2000 was 11.5% and 11.5%, respectively.

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

        As of December 1, 2000, the Longmont facility was operating at approximately 30% of stated production capacity with projected breakeven at 40%
- 60% of factory utilization or approximately $25 - $29 million of annual revenue of ViaThin and ViaArray products plus related volume of the Novaflex HD and VHD product lines. Breakeven volume at the Longmont facility is not expected until the second half of fiscal 2001 at the earliest.

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

        Cash requirements to fund restructuring charges taken during fiscal 1999 and 1998 are expected to be approximately $0.9 million in fiscal 2001 compared to $2.7 million and $5.0 million in fiscal 2000 and 1999, respectively. Fiscal 2001 capital expenditures for the Company were initially planned at approximately $12.0 million, compared with $2.4 and $5.5 million in fiscal 2000 and 1999, respectively. Debt repayments for fiscal 2001 will be $5.5 million, including $2.5 million on the bank term facility, $2.0 million on the Morganthaler note and $1.0 million for various capital lease payments.

        For the three month period ended December 1, 2000, the Company's cash flow from operations excluding restructuring payments was a negative $0.2 million and the Company did not meet financial covenants established by its bank group. Waivers were obtained for the financial covenant violations. Capital spending for the three months ended December 1, 2000 was $0.8 million or $0.1 million above the same period one year ago.

        Net working capital decreased to $20.0 million from $21.3 million at September 1, 2000. The Company's accounts receivable decreased by approximately $2.0 million which was offset by an increase in the Company's inventory. In addition, the Company's current liabilities increased by approximately $3.4 million driven by increased accruals related to the pending Transaction described in Subsequent Events below.

        Cash flow projections based on the Company's operating plan for fiscal 2001 reflect an increased level of cash flow requirements during the year as working capital expands to support projected sales growth. The Company believes that the Transactions discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events" will alleviate the Company's cash flow and liquidity constraints and provide the needed cash flow to continue to fund normal operations. The new financial covenants contained in the Company's amended bank agreement require the Company to meet certain levels of net income, cash flow, debt service ratios, and capital spending. The continued inability of the Company to i) execute the sales orders received from the Micro Products business customers; ii) improve operating results in the Micro Products business; iii) achieve operating performance from the Company's Core Business above fiscal 2000 levels; and iv) achieve other cost or productivity improvements included in the Company's fiscal 2001 budget; would result in the Company being out of compliance with certain of its debt covenants thereby allowing the Company's lenders to require full repayment of the outstanding borrowings under the Company's credit agreement and/or leave the Company in a cash reserve position that would require additional capital to fund operations.

        These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has and will continue to implement operational measures designed to assist the Company in achieving its fiscal 2001 budget and cash flow objectives, including the restructuring of operations discussed in Subsequent Events below.



SUBSEQUENT EVENTS

Transactions Summary

The merger with International Flex Holdings, Inc. and the injection of $31.5 million in additional funds for Sheldahl on December 28, 2000, is described below.

Merger

        On December 28, 2000, Sheldahl, Inc., a Minnesota corporation ("Sheldahl" or the "Company"), acquired all of the outstanding securities of International Flex Holdings, Inc. ("Holdings") for approximately 9.7 million shares of Sheldahl's common stock, $.25 par value ("Common Stock") under the terms of a previously announced definitive merger agreement, as amended, (the "Merger Agreement") by and among Sheldahl, IFT West Acquisition Company, a newly formed subsidiary of Sheldahl ("West"), Holdings, the sole shareholder of International Flex Technologies, Inc. ("IFT") the operating company, and the stockholders of Holdings (the "Stockholders"). Under the terms of the Merger Agreement, West merged with and into Holdings, with Holdings surviving and becoming a wholly-owned subsidiary of Sheldahl (the "Merger"). As consideration for the Merger, holders of outstanding shares of Holdings' common stock, Class A Stock, Class B Stock and Series A Preferred Stock received shares of Sheldahl Common Stock. Holdings' option holders and warrant holder received equivalent options and a warrant to purchase shares of Sheldahl Common Stock.

Common Stock and Series G Investment

        Concurrent with consummating the Merger, Sheldahl completed the previously announced equity investment pursuant to an amended stock purchase agreement (the "Stock Purchase Agreement") by and among Sheldahl, and three accredited investors including Morgenthaler Venture Partners V, L.P. ("Morgenthaler V"), and Ampersand IV Limited Partnership and Ampersand IV Companion Fund Limited Partnership (collectively the "Ampersand Funds"). Under the terms of the Stock Purchase Agreement, Morgenthaler V and the Ampersand Funds (the "Investors") collectively invested an aggregate of $25.0 million in equity capital in exchange for approximately 9.8 million shares of Sheldahl

Common Stock and 11,303 shares of a newly created 11.06% Series G Convertible Preferred Stock of Sheldahl, par value $1.00 per share (the "Series G Stock"), such shares being convertible in the aggregate into approximately 8.1 million shares of Sheldahl Common Stock (the "Equity Investment"). The cash used by the Investors to complete the Equity Investment came from the liquid assets of the Investors.

        The Series G Stock is convertible into shares of the Company's Common Stock at any time. Each holder of the Series G Stock is entitled to convert each share of Series G Stock into that number of shares of Common Stock that equals $1,000 plus accrued dividends divided by the Conversion Price. The Conversion Price is $1.40 per share and is subject to adjustment from time-to-time under certain customary anti-dilution provisions. The Series G Stock is entitled to 11.06% dividends, payable annually. For a period of twenty-four (24) months from the date of issuance, Sheldahl is obligated to pay the dividend in shares of its Common Stock at a Dividend Conversion Price of $1.625, as adjusted from time-to-time under customary anti-dilution provisions. Thereafter, Sheldahl may pay the dividend in shares of its Common Stock, or, at its option, cash. One year of dividends at the Dividend Conversion Price would equate to approximately 769,300 shares.

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

Subordinated Notes and Warrant Purchase Investment

        Concurrent with consummating the Merger and Equity Investment, Sheldahl consummated the previously announced debt investment pursuant to an amended and restated subordinated notes and warrant purchase agreement (the "Debt Agreement") by and among Sheldahl, Morgenthaler V, the Ampersand Funds and Molex Incorporated, Sheldahl's largest shareholder ("Molex"). Under the terms of the Debt Agreement, Morgenthaler V, the Ampersand Funds and Molex (the "Purchasers") purchased $6.5 million of 12% Senior Subordinated Notes ("Notes") and related warrants (the "Warrants") (the "Debt Investment"). In addition, the Purchasers collectively received Warrants to purchase 1,526,814 shares of Sheldahl Common Stock. The Warrants issued under the Debt Agreement are exercisable at $.01 per share and are exercisable for seven years from the date of issuance. The cash used by the Purchasers to complete the Debt Investment came from the liquid assets of the Purchasers.

POST TRANSACTIONS OWNERSHIP

After completion of the Merger, Equity Investment and Debt Investment ("the Transactions"), the parties that acquired securities in the Transactions (the "Parties") collectively hold securities representing ownership of approximately 60% of Sheldahl's currently outstanding common stock and 60% of Sheldahl on a fully diluted basis (assuming conversion of all Sheldahl convertible securities).

TRANSACTIONS' EFFECT ON FINANCIAL STATEMENTS

        In the Merger, as described above, Sheldahl acquired all of the outstanding securities of IFT resulting in IFT becoming a wholly-owned operating subsidiary of Sheldahl. Although Sheldahl is the legal survivor in the Merger and remains the registrant of the Securities and Exchange Commission ("SEC") and a listed company on Nasdaq, under US. Generally Accepted Accounting Principles, due to the shares issued in the Transactions, IFT is considered the "acquirer" of Sheldahl for financial reporting purposes. Among other matters, this will require Sheldahl in all of its future financial and informational filings with the SEC to present the prior historical financial and other information of IFT.

POST-TRANSACTIONS BUSINESS REORGANIZATION AND FISCAL YEAR END CHANGE

        Subsequent to the consummation of the Transactions, Sheldahl reorganized its business and created two business units for their operations. Sheldahl's Micro Products operations have been combined with the former IFT operations in Endicott, New York and will be called International Flex Technologies ("IFT"). The second business unit consisting primarily of Sheldahl's Northfield operations will be called Sheldahl Materials and Flex Interconnect ("MFI").

        Subsequent to the Merger of IFT and Sheldahl, on January 5, 2001, Sheldahl's Board of Directors determined that it would be in the best interests of the Company to change its fiscal year end to the Friday closest to December 31 of each year, beginning with December 29, 2000. Accordingly, Sheldahl will be filing a Form 10-K within 90 days of December 29, 2000 for such transition.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS No. 133 at the beginning of fiscal 2001 and did not experience a material impact to its results of operations or financial position.

CAUTIONARY STATEMENT

        Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in the letter to shareholders, elsewhere in this Form 10-K, in the Company's annual report, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and oral statements made with the approval of an authorized executive officer that are not historical, or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain risks and uncertainties could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual financial performance and cause it to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to begin full volume production at its Micro Products facility is dependent upon final qualification by the Company's customers and, in some cases, their customers, of ViaThin as well as the ability of its production equipment to produce sufficient quantities of product at acceptable quality levels; (ii) delays in achieving full volume production at the Micro Products facility will have a material adverse impact on the Company's results of operations and liquidity position; (iii) a general downturn in the automotive market, the Company's principal market, could have a material adverse effect on the demand for the electronic components supplied by the Company to its customers; (iv) the Company's ability to continue to make significant capital expenditures for equipment, expansion of operations, and research and development is dependent upon funds generated from operations and the availability of capital from other sources; (v) the extremely competitive conditions that currently exist in the automotive and data communications markets are expected to continue, including development of new technologies, the introduction of new products, and the reduction of prices; (vi) the Company fails to achieve levels of sales growth and operational performance that sustains sufficient cash flow to operate the business and satisfy existing covenants with the Company's lenders; and
(vii) the ability of Sheldahl to integrate its Longmont operations with the former IFT operations. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect the events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company's Credit Agreement carries interest rate risk. Amounts borrowed under this Agreement are subject to interest charges at a rate equal to the lender's prime rate + 2.0%, which as of December 1, 2000 was 11.5%. Should the lender's base rate change, the Company's interest expense will increase or decrease accordingly. As of December 1, 2000, the Company had borrowed approximately $27.2 million subject to the interest rate risk. On this amount, a 1% increase would cost the Company $272,000 in additional gross interest on an annual basis.

PART II - OTHER INFORMATION

                          SHELDAHL, INC. AND SUBSIDIARY
                                    FORM 10-Q


Item 2. Changes in Securities and Use of Proceeds

ISSUANCE OF SECURITIES

        On December 21, 2000, the Board of Directors of Sheldahl approved a series of Transactions as described above in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events". As part of these Transactions, Sheldahl issued shares of its common stock, $.25 par value per share ("Common Stock"), shares of its newly created Series G Convertible Preferred Stock, $1.00 par value per share (the "Preferred Stock"), and Warrants (the "Warrants") to purchase shares of the Company's Common Stock, to two accredited investors (the "Investors"). The Board also authorized granting the Investors certain registration rights with regard to the shares of Common Stock underlying the Preferred Stock and the Warrants. The closing of the investment of $11,303,000 occurred on December 28, 2000. Based on the manner of sale and representations of the Investors, all of which were accredited, the Company believes that pursuant to Rule 506 of Regulation D, the private placement was a transaction not involving any public offering within the meaning of section 4(2) of the Securities Act of 1933, as amended, and was, therefore, exempt from the registration requirements thereof. Sheldahl will use the proceeds from the sale of the securities involved in the Transactions for working capital purposes.

EXERCISE PRICE AND SHARE ADJUSTMENTS

        When the Company issued securities in connection with the Transactions described above in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events", the terms of the Company's bank warrant required an adjustment to the warrant's exercise price and underlying share amount. As a result, as of December 28, 2000, the Company's bank warrant is exercisable at a per share price of $3.00960 for 229,890 shares.

Item 5. Other Information

POST-TRANSACTIONS BUSINESS REORGANIZATION AND FISCAL YEAR END CHANGE

        In connection with the consummation of the Transactions, Edward L. Lundstrom and Jill D. Burchill resigned their position with the Company. Donald
R. Friedman, former Chief Executive Officer of IFT, was appointed Chief Executive Officer ("CEO") of Sheldahl and Peter Duff, former Chief Financial Officer of IFT, was appointed Vice President - Finance of Sheldahl. In addition, three members of Sheldahl's Board of Directors, James E. Donaghy, Gerald E. Magnuson and Edward L. Lundstrom resigned their positions as directors and were replaced by John D. Lutsi (Chairman), Stuart A. Auerbach and Donald R. Friedman.

        Subsequent to the consummation of the Transactions, Sheldahl reorganized its business and created two business units for their operations. Sheldahl's Micro Products operations have been combined with the former IFT operations in Endicott, New York and will be called the International Flex Technologies ("IFT"). The second business unit consisting primarily of Sheldahl's Northfield operations will be called the Sheldahl Materials and Flex Interconnect ("MFI").

        Subsequent to the Merger of IFT and Sheldahl, on January 5, 2001 Sheldahl's Board of Directors determined that it would be in the best interests of the Company going forward to change its fiscal year end to the Friday closest to December 31 of each year, beginning with December 29, 2000. Accordingly, Sheldahl will be filing a Form 10-K within 90 days of December 29, 2000 for such transition.

Item 6. Exhibits and Reports on Form 8-K

        A)      Exhibits

                10.1 Eighth Amendment to the Credit and Security Agreement, dated December 26, 2000 between the Company and Wells Fargo Bank, N.A. and the CIT Group/Equipment Financing, Inc.

        B)      Reports on Form 8-K

                See Current Report on Form 8-K filed on November 13, 2000.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 SHELDAHL, INC.
                                                 (Registrant)



Dated         January 15, 2001                   By  /s/ Donald R. Friedman
      ---------------------------------            -----------------------------
                                                     President and
                                                     Chief Executive Officer


Dated         January 15, 2001                   By  /s/ Peter Duff
      ---------------------------------            -----------------------------
                                                     Vice President - Finance