Form 10-KT
period 2000-12-29
SHELDAHL INC
filed 2001-04-05
CIK 89615

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)
[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

      FOR THE TRANSITION PERIOD FROM JANUARY 30, 2000 TO DECEMBER 29, 2000

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

                                Yes  X   No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of shares held by non-affiliates was approximately $23,919,097 on April 2, 2001, when the last sales price of the Registrant's Common Stock, as reported in the Nasdaq National Market System, was $2.06. As of April 2, 2001, the Company had outstanding 30,762,279 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Registrant's Proxy Statement to be filed with the Commission within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of the Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     On December 28, 2000, Sheldahl, Inc. ("Sheldahl") acquired all of the outstanding securities of International Flex Holdings, Inc., a Delaware corporation ("Holdings"), the sole shareholder of International Flex Technologies, Inc., a Delaware corporation ("IFT"), pursuant to a merger of a newly formed subsidiary of Sheldahl with and into Holdings (the "Merger"). Although Sheldahl is the legal survivor in the merger and remains the registrant with the Securities and Exchange Commission ("SEC") and a listed company under Nasdaq, under United States generally accepted accounting principles, as a result of the number of shares issued and sold in the transactions, Holdings is considered the "acquiror" of Sheldahl for financial reporting purposes. Among other matters, this will require Sheldahl, in this report and all of its future financial and informational filings with the SEC, to present the prior historical, financial and other information of Holdings and IFT. Accordingly, unless otherwise indicated to the contrary herein, the results of Holdings and IFT will be presented herein as the "Company" for all periods prior to December 28, 2000 without inclusion of Sheldahl's results for the same period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments" in Item 7 of this Form 10-K and the Company's consolidated financial statements and notes thereto included elsewhere herein. For purposes of this report, unless otherwise stated to the contrary, Company shall refer to Sheldahl, Holdings and IFT on a combined basis for all periods on or after December 28, 2000.

     On January 5, 2001, the Board of Directors of the Company changed its fiscal year to the Friday closest to December 31 of each year, beginning with December 29, 2000. Therefore, for purposes of this report, fiscal 2000 consists of a transition period from January 30, 2000, the beginning of Holdings' fiscal year.

     The Company creates and distributes high-density substrates, quality fine-line flexible printed circuitry, and thin, flexible laminates and their derivatives to worldwide markets. The Company's laminates are of two types: adhesive-based tapes and materials, and its patented adhesiveless material, Novaclad(R) and I-Flex. From these materials, the Company fabricates high-value derivative products: single- and double-sided flexible interconnects and assemblies under the trade names Flexbase(R), Novaflex(R) HD, Novaflex(R) VHD, FlexStrate, DendriPlate(R) and substrates for silicon chip carriers under the trade names ViaArray(R) and ViaThin(R). The Company also manufactures a variety of electronic and specialty materials including high frequency laminates for RF and microwave application, ITO used in EL lighting, touch and flat panel applications, thermal materials for aerospace application and flat cable tape for computer and automotive applications. Sheldahl's leading technology products serve as the electronic interface between the function of electronic-based products and their integrated circuits. The Company targets specific OEMs and contract assemblers in the telecommunications, computer, medical, automotive and aerospace markets in the drive to create electronic-based products that require increased functionality.

     The Company operates in two business divisions identified as the Materials and Flex Interconnect Division (MFI), and the International Flex Technologies Division (IFT). The MFI business division, which consists of Materials and Flexible Interconnect Business Units, specializes in high quality, roll-to-roll flexible circuits and specialty materials for the automotive, communications, computer and aerospace markets. The IFT business division consists of fine-line, roll-to-roll flexible circuits including substrates for silicon chip carriers manufactured in Endicott, New York and Longmont, Colorado. These products target the telecommunications, computer and medical markets.

     The Company's high performance products -- FlexStrate, ViaArray, ViaThin, Novaflex HD and Novaflex VHD provide substantial benefits compared to traditional flexible circuits, including the capability for very fine circuit traces and very small holes, or vias, thus utilizing both sides of the laminate for circuit routing reducing size and cost per function. The Company has developed its ViaThin to enable IC manufacturers to package future generations of ICs economically by attaching the silicon die to a ViaThin substrate manufactured by the Company or other circuitry manufacturers using the Company's Novaclad or ViaArray products. As ICs are becoming increasingly powerful, they produce more heat and require a greater number of connections to attach the silicon die, placing substantially greater demands on IC packaging materials. The Company's substrates for silicon chip carriers offer high-end thermal, electrical and quality attributes.

     Sheldahl, Inc. was incorporated under the laws of the State of Minnesota in 1955. Its principal executive offices are located at 1150 Sheldahl Road, Northfield, Minnesota 55057 and its telephone number is 507-663-8000. IFT and Holdings were established in 1999 to acquire IBM Corporation's Fine-Line Flexible Circuit Business. Certain products are developed, manufactured and sold through IFT.

PRODUCTS

MATERIALS AND FLEX INTERCONNECT DIVISION (MFI)

     Novaclad. Novaclad is a thin and flexible adhesiveless copper laminate used in the design and manufacture of flexible interconnects and high-density substrates. Novaclad consists of a polyimide film onto which copper has been vacuum deposited on both sides. After the vacuum deposition process, additional copper is plated onto the laminate to achieve a desired thickness of copper ranging from 5 microns to 35 microns (a micron is one-millionth of a meter). Novaclad provides a number of important benefits when compared to traditional adhesive-based laminates, including the capability for finer circuit traces (down to 1 mil, or .001 inch) and corresponding higher circuit density, greater heat tolerance and dissipation, improved signal speed and impedance control, increased dimensional stability, resistance to chemicals and greater durability. Because of these characteristics, the Company believes that Novaclad is a cost-effective, high-performance material solution for a broad range of interconnect systems, especially high-density substrates for IC packages and increasingly dense circuitry for personal communication devices and computers and high-end disc drives.

     Novaflex VHD. Novaflex VHD is a unique combination of the Company's Novaclad adhesiveless material, laser generated microvias and ultra fine-line photo imaging created for high volume, high performance applications. The Company also uses ViaArray in the manufacture of circuits that require the very fine features of an application outside of IC packages, such as direct chip attach circuitry for high-end disk drives. Novaflex VHD, introduced in September 1998, utilizes similar processes to the Company's ViaThin product in applications that require two layers of circuitry to provide an increased number of interconnection in a relatively small physical space. The Company is targeting this product to manufacturers of high speed internet connectors, medical instrumentation, personal communications devices and various other miniaturized electronic devices.

     Novaflex HD. The Company uses its Novaclad as the base material for flexible interconnect circuits and assemblies that, based on their end-use, require a combination of circuit density and operating characteristics that withstand harsh environments such as cell phone and pager technologies, computer and peripheral interconnects and under-the-hood automotive applications.

     Flexbase Flexible Interconnects. The Company uses its adhesive-based laminates, which are marketed under the trade name Flexbase, as the base material for a line of traditional flexible printed circuitry. The Company's flexible printed circuitry is typically manufactured in a roll-to-roll process from polyester or polyimide film to which copper is laminated. The laminate is processed through various imaging, etching, and plating processes and then selectively protected with a dielectric covering to produce a flexible printed circuit. Automated screen-printing and photo imaging processes produce single-and double-sided flexible circuits.

     Additionally, through internal capabilities and contract assemblers the Company offers value-added processing, including surface mount assembly, wave soldering, connector and terminal staking, custom folding, stiffener attachment, application of pressure-sensitive adhesive and hand soldering, in order to deliver ready-to-use products to the end customer. The Company targets applications where increased performance, reduced size and weight, circuitry density, ability to accommodate packaging contours or a reduction in the number of assembly steps is desired to reduce the customer's overall cost and enhances the value of its product lines.

     Laminate Materials. The Company's materials products consist of adhesive-based tapes, laminates, and composite material made through vacuum processes. Moisture barrier tape and flat cable tape are used in computer cables, clock spring cables and automobile air bag systems. Splicing tape is used in the manufacture of commercial and industrial sandpaper belts. Thermal insulating materials are used primarily in the aerospace/defense market for satellites. Accentia(TM) is a relatively new product line of conductive coatings on optically clear films. The applications for the Accentia(TM) product line are electroluminecent lighting, touch panels, and flat panel displays. ComClad(TM), also a relatively new product, provides a low cost, high frequency laminate designed to meet the electrical performance demands of Microwave and RF applications.

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

INTERNATIONAL FLEX TECHNOLOGIES DIVISION (IFT)

     Tape Ball Grid Array (TBGA), ViaThin and Related Products. The Company uses ViaArray in the manufacture of high-density substrates primarily for IC packages. Those high-density substrates are called ViaThin. The material properties of ViaArray allow for very dense circuitry patterns which enable IC designers to improve the processing capabilities of ICs by increasing the number of connections to the silicon die, while reducing the cost per connection. ViaThin enhances signal speed because its traces are very smooth and its dimensional stability is maintained. These features allow the Company's ViaThin to be designed into ball grid array, pin grid array, and other high-density IC packages. The Company's strategy is to target the high-density segment of the market for IC packaging and multichip module applications where circuit density requirements as small as 1 mil traces and vias can be met using ViaThin. As the market for high-density substrates develops, the Company will consider licensing the manufacturing process of its high-density substrates to increase the demand for its ViaArray product.

     FlexStrate Flexible Circuits. The Company uses its own base material for its fine-line (to 25 micron), single- and double-sided flexible interconnect circuits, called FlexStrate. The combination of adhesiveless construction, and small copper traces and vias permit circuit designs to be extremely dense, operate at high temperatures, and possess dynamic flex capability. Other benefits include high signal propagation, high electrical and thermal performance and customized circuitization with varying copper plating thicknesses. The Company is targeting this product to manufacturers of high-end computer systems, unique medical applications and fiber optic applications.

     DendriPlate. The Company uses its own base material and adds palladium dendrites with a proprietary electro-plating process to create its DendriPlate product. Miniature palladium dendritic spikes on flexible circuit substrates provide highly reliable, high-density connector contacts used for pad-on-pad connectors in module-to-card, or card-to-card attachments. The dendrites create an interface between mating surfaces that reduce contact impedance and improve performance of the connection in high frequency and high-speed applications. This state-of-the-art connection method provides excellent contamination tolerance and reliability with very low contact force. The Company is targeting this product to manufacturers of high-end computer systems in need of high performance connections.

     ViaArray. ViaArray is a higher-value-added form of Novaclad with pre-drilled small holes, or vias, measuring down to 1 mil in diameter. ViaArray is coated with copper and enables the transmission of electrical currents between the two sides of the laminate. The combination of thin copper traces and very small vias permits the design of circuits that are up to six times denser than current flexible circuitry technology. Because of its adhesiveless character, ViaArray provides all of the benefits of Novaclad. The combination of these characteristics allows circuit fabricators the opportunity to eliminate several costly processing steps in the manufacture of printed circuits. The Company believes this product provides solutions for a variety of applications, including high density interconnects, IC packages and multi-chip modules. The Company believes there is also an opportunity for rigid printed circuit manufacturers to use ViaArray based circuits as an interlayer in multilayer circuit boards. There were no sales for ViaArray in the eleven months ended

December 29, 2000. The Company has just commenced sales activity and expects prototype sales orders for this product during fiscal 2001.

REVENUE BY PRODUCT

     The following table shows the revenue of the Company by product for the eleven months ended December 29, 2000 and on a pro forma combined basis, including sales of Sheldahl and IFT:

                                                                                  PRO FORMA COMBINED
                                                                                   SHELDAHL AND IFT
                                                             IFT SALES                   SALES
                                                             ---------            ------------------
                                                        AMOUNT         %          AMOUNT         %
                                                        ------       ------       ------       ------
MFI Division Sales:
  Novaflex VHD......................................       --            --       $  2.7         1.9%
  Novaflex HD.......................................       --            --         36.2        26.3%
  Flexbase Flexible Interconnects...................       --            --         46.3        33.6%
  Laminate Materials................................       --            --         23.8        17.3%
IFT Division Sales:
  ViaThin...........................................       --            --          8.3         6.0%
  Tape Ball Grid Array..............................    $16.8         82.3%         16.8        12.2%
  FlexStrate Flexible Circuits......................      1.5          7.4%          1.5         1.1%
  DendriPlate.......................................      2.1         10.3%          2.1         1.6%
                                                        -----        ------       ------       ------
  Total:............................................    $20.4        100.0%       $137.7       100.0%
                                                        =====        ======       ======       ======

SALES AND CUSTOMER SUPPORT

MATERIALS AND FLEX INTERCONNECT DIVISION (MFI)

     In the Company's MFI division, sales are directed by product or market managers who are responsible for defining target markets and customers, strategic product planning and new product introduction. These product or market managers supervise a sales force of highly skilled account managers, who are supported by engineers, technicians and customer service personnel. The Company employs a team approach led by the account manager. The account manager works extensively with the Company's customers from the design stage through the completion of the program. The goal is to ensure that every customer has access to a process predicated on excellence and embodies the disciplines required for new product development and manufacturablilty. Whether it is simply a concept that evolves into production or the re-engineering of an existing product, the Company provides a seamless transition beginning with design, through prototype, to production. The Company believes that its close ties with customers at all stages of a project are a distinct differentiating factor distinguishing it from many competitors who principally manufacture products according to customer specifications without providing significant design, technical or consulting services. To supplement its direct sales efforts, the Company uses domestic and international distributors. The cornerstone of the Company's sales and customer support strategy is to provide superior customer service, from prompt and efficient technical support to rapid delivery of prototype and production orders through its electronic data interchange and just-in-time delivery capabilities.

INTERNATIONAL FLEX TECHNOLOGIES DIVISION (IFT)

     In the Company's IFT division, the cornerstone of the sales and customer support strategy is providing superior flexible based packaging solutions and excellent customer service. This includes efficient technical expertise and rapid delivery of prototype and production orders. The Company employs a team approach to sales and customer support lead by an applications engineer/account manager and includes a sales engineer, design and process engineers, quality engineering, and the customer service representative. The team develops a partnership with each customer as they work through design and manufacturing issues. The Company recognizes this partnership with customers as a strength and a key differentiator from competitors. To supplement its direct sales efforts, the Company uses domestic and international manufacturers' representatives.

INTERNATIONAL

     MFI DIVISION. To capitalize on the rapidly growing international market, the Company works with European and Asian manufacturers' and suppliers and has established sales offices in France, Germany, Great Britain, Hong Kong and Singapore. The Company is further extending its global footprint by supplementing its direct sales efforts with independent manufacturers' representatives and distributors in both Europe and Asia, principally for flexible laminates.

     IFT DIVISION. The Company uses a direct sales force in Europe, with an office in the United Kingdom. The Company supplements its direct sales efforts with independent manufacturers representatives in Taiwan, Hong Kong, Singapore and Korea.

     The Company's export sales during fiscal year 2000 were $1.1 million ($40.8 million on a pro forma combined basis including IFT and Sheldahl).

     The Company's preference is to minimize foreign currency translation risk by conducting business in US currency. The Company has a limited exposure to foreign currency risk with smaller sales contracted in British Sterling, German Marks and French Francs. These contracts and the exchange rate are reviewed periodically. As of December 29, 2000, the Company had no material sales contracts in any currency not mentioned above. On January 1, 1999, the Euro, the new European currency began commercial use. As of December 29, 2000, a few of the Company's customers or suppliers had suggested pricing contracts in Euro. In order to remain competitive, the Company anticipates pricing certain contracts in Euro and has systems in place to support such contracts. When warranted by the size of foreign currency denominated sales contracts, the Company may use a variety of hedging techniques, including financial derivatives, to prudently reduce its exposure to foreign currency fluctuations. No such contracts existed as of December 29, 2000.

MANUFACTURING

     The Company manufactures and assembles its products in Northfield, Minnesota; Britton, South Dakota; Longmont, Colorado and Endicott, New York. The Company focuses on quality in its manufacturing efforts, and believes that its vertically integrated manufacturing capabilities enhance its ability to control product quality. The Company has been a qualified supplier to various automotive manufacturers for many years and has received QS9000/ISO9001 certification in its Minnesota and South Dakota facilities. The Company also employs contract-manufacturing relationships for the assembly of products in Mexico, Canada and the Philippines.

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

     In August 1995, Sheldahl entered into various agreements to form a joint venture in Jiujiang Jiangxi, China with Jiangxi Changjiang Chemical Plant and Hong Kong Wah Hing (China) Development Co., Ltd. Under the agreements, Sheldahl licensed certain technology to the joint venture and provided certain technical support. The Company has received a 20% ownership interest in the joint venture and received cash payments totaling $900,000 upon completion of certain milestones. The joint venture has been established to manufacture flexible adhesive-based laminates and associated cover film tapes in China. Under the terms of the agreements, the joint venture will market these products in China, Taiwan, Hong Kong and Macau, and the Company will market the products produced by the joint venture in all other markets. Manufacturing under this joint venture commenced in fiscal 1999. As of December 29, 2000, the Company's investment in and the impact of accounting for its investment in Jiujiang Jiangxi under the equity method has not been material.

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

MOLEX JOINT VENTURE

     On July 28, 1998, Sheldahl and Molex Incorporated ("Molex") formed a joint venture to design, market and assemble modular interconnect systems to replace wiring harnesses in primarily the automotive market. The new company was named Modular Interconnect Systems, L.L.C. and it is a Delaware limited liability company ("Origin"). Origin will utilize proprietary flexible products developed by the Company and proprietary connectors developed by Molex in the development of the new modular interconnect system as an alternative to conventional automotive wiring harnesses and flex circuit assemblies. The Company and Molex will supply their respective products to Origin pursuant to long-term supply contracts. The Company owns 40% and Molex owns 60% of Origin. Each party has a right of first refusal with respect to the other party's ownership interest. Origin is being funded by contributions from the Company and Molex. Both the Company and Molex granted Origin a non-exclusive license to certain of their intellectual property for purposes of producing the new modular interconnect systems. Each license takes effect and is contingent upon a change of control of the Company or Molex and the purchase of such person's membership interest in Origin. As of December 29, 2000, the Company's investment in and the impact of accounting for its investment in Origin under the equity method has not been material.

SUPPLIERS

     The Company qualifies strategic suppliers through a Vendor Certification Program, which limits the number of suppliers to those who provide the Company with the best total value and quality. The Company closely monitors product quality and delivery schedules of its supply base. Certain raw materials used by the Company in the manufacture of its products are currently obtained from single sources. The Company has not historically experienced significant problems in the delivery of these raw materials. The Company currently depends on one supplier for its polyimide supply, which serves as the base material for the Company's Novaclad family of products. There have been no interruptions of supply from this vendor over the last three years. The Company's IFT division has an eight-year history of procurement and use of polyimide film from alternate suppliers. The Company continues to evaluate other sources of supply for polyimide film as well as other single sourced raw materials. The Company believes that other manufacturers' products are available, thus any interruption in supply from these vendors would not have a material adverse effect on the Company's operations. The Company expects to derive economies of scale benefits and supplier consolidation from the Merger.

COMPETITION

     The Company's business is highly competitive. Its advanced engineering design capabilities, IC packaging expertise, and materials technologies are key competitive advantages -- helping the customer to design new products reliably, cost effectively and with a key time-to-market advantage. This vertical integration advantage also allows the customer to achieve manufacturing efficiencies, providing a total manufacturing solution, from material design ideas to full program assembly. With the recent completion of the Merger, the Company has gained market strength and expanded its technology base and market presence.

     The competitors include materials suppliers, flexible and rigid circuit manufacturers, as well as electronics manufacturers who produce their own materials and interconnect systems. Some of the Company's competitors have substantially greater financial and other resources than the Company. The Company's primary competitors with respect to its flexible printed circuitry and interconnect systems include Pressac Limited (a U.K. company) and Parlex Corp. in the automotive electronics market and Mektec Corp., Fujikura Ltd. (a Japanese company) and Innovex, Inc. in the computer and telecommunications market. The Company's primary competition for its flexible laminate products includes Rogers Corporation and GTS Flexible Materials, Ltd. (a U.K. company)

     The Company's Novaclad-based ViaArray and ViaThin and I-Flex-based FlexStrate and DendriPlate compete with other substrates produced through several alternative processes. These competing products include single- and double-sided, polyimide-based, etched copper laminate produced using various methods of production by Minnesota Mining and Manufacturing, Inc. ("3M"), Japanese companies like Hitachi Cable and Nitto Denko, Korean companies like Samsung, and Compass Technology Company in Hong Kong. The Company believes the production processes required for each of these competing substrates, which includes subtractive plating and traditional etching techniques, are inherently less reliable and more expensive than the Company's method of production and result in products that are not as easily utilized as the Company's products in the design and production of higher-density IC packages. The Company's substrates for silicon chip carrier products also compete with ceramic packaging products produced by companies such as Kyocera of Japan, although the Company believes these products are more expensive than the Company's substrate products. The Company also competes with resin-based substrates supplied by companies such as Amkor Electronics, Tessera, and Substrate Technologies, Inc.
(STI), which the Company believes are limited in their ability to accommodate increased circuit densities beyond current levels. The Company expects these and other competitors will continue to refine their processes or develop new products that will compete on the basis of cost and performance with the Company's emerging products.

LIQUIDITY AND GOING CONCERNS MATTERS

     As discussed in Note 2 to the Consolidated Financial Statements, Holdings began operations on February 1, 1999, and has incurred operating losses of approximately $5.6 million during the twenty-three month period ended December 29, 2000. On a pro-forma basis, including the operations of Sheldahl, the Company has incurred losses of approximately $47.9 million during the same period. These losses have been principally financed through equity and debt financing.

     Fiscal 2001 capital expenditures for the Company, including the operations of Sheldahl, are planned at approximately $8.5 million. Scheduled debt repayments for fiscal 2001 (excluding amounts under the Credit Agreement and 12% Senior Subordinated Notes that could be called by the lenders due to non-compliance with the debt covenants -- see note 5 to the Consolidated Financial Statements) will be approximately $4.1 million, including approximately $2.5 million on the bank term facility and approximately $1.6 million for various other debts.

     The Company experienced significant softening of sales orders during the later half of 2000 and consequently poor operating performance. The Company is continuing to develop a combined operational and financial plan for the Company. In the interim, the Company has developed and has begun to implement cost reduction plans to improve operating performance. However, the Company anticipates that it will be out of compliance with certain of its debt covenants as of March 30, 2001 (See "Management's Discussion and Analysis of Financial Condition and Results of Operations".) The inability of the Company to i) obtain waivers for anticipated events of non-compliance under its credit agreement; ii) implement cost reduction action plans; iii) achieve profitable execution of the sales orders received for its IFT-Longmont business; iv) achieve operating performance from the MFI division business above pro forma 2000 levels; v) achieve other cost or productivity improvements; and vi) maintain adequate liquidity to fund normal operations would result in the Company being out of compliance with certain of its debt covenants thereby allowing the Company's lenders to require full repayment of the outstanding borrowings under the Company's credit agreement and/or leave the Company in a cash reserve position that would require additional capital to fund operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has and will continue to implement operational measures designed to address the Company's operational and cash flow objectives. Should any of the adverse matters discussed above ultimately occur, management will attempt to take one or all of the following actions; i) seek continuing waivers of bank covenants; ii) obtain new equity capital; iii) issue new debt; and/or iv) significantly restructure the Company's operations. However, there can be no assurance that the Company will be successful in obtaining waivers of bank covenants, achieving positive operating results during fiscal 2001, in its attempt to issue additional debt or to raise additional capital on terms acceptable to the Company, or in the event of the failure of the foregoing, successfully take the actions described above.

BACKLOG

     The Company's backlog consists of those orders for which the Company has delivery dates. Automotive customers typically provide for four to six weeks of committed shipments while data communications customers generally provide for up to eight weeks of committed shipments. The Company's backlog of unshipped orders as of December 29, 2000 and January 29, 1999 was approximately $10.3 million and $14.7 million ($27.4 and $33.7 respectively, on a pro forma combined basis including Sheldahl and IFT), respectively. Generally, most orders in backlog are shipped during the following three months except for the tape ball grid array orders which are contracted for the fiscal year. Because of the Company's quick turn of orders to work-in-process, the timing of orders, delivery intervals, customer and product mix and the possibility of customer changes in delivery schedules, the Company's backlog at any particular date may not be representative of actual sales for any succeeding period.

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

     International Flex Technologies , Inc. (IFT), was acquired from IBM Corporation in 1999. As part of the acquisition from IBM, IFT gained licenses to intellectual property, proprietary equipment and processes, and numerous trade secrets required to produce single- and double-sided flexible circuits and DendriPlate connectors. Licenses to 33 patents, 32 from IBM Corporation and 1 from Gould Corporation were obtained. In addition, IFT has two applications for patents pending for circuitization process techniques. IFT also relies on internal security and confidentiality agreements for protection of trade secrets and proprietary know-how.

     Sheldahl was named as a defendant in a patent infringement matter regarding its Novaclad products which was dismissed for lack of jurisdiction in January 1994 and which has not been commenced elsewhere. There can be no assurance that this plaintiff or others will not bring other actions against the Company. The Company is also aware of a patent, which may cover certain plated through holes of the double-sided circuits made of the Company's Novaclad materials. Although no claims have been made against the Company under this patent, the owner of the patent may attempt to construe the patent broadly enough to cover certain Novaclad products manufactured currently or in the future by the Company. The Company believes that prior commercial art and conventional technology, including certain patents of the Company, exist which would allow the Company to prevail in the event any such claim is made under this patent. Any action commenced by or against the Company could be time consuming and expensive and could result in requiring the Company to enter into a license agreement or cease manufacture of any products ultimately determined to infringe such patent.

     See also the discussion related to the Lemelson Foundation in "Legal Proceedings," Item 3 of Part I of this Form 10-K.

ENVIRONMENTAL REGULATIONS

     The Company is subject to various federal, state and local environmental laws relating to the Company's operations. The Company's manufacturing and assembly facilities are registered with the U.S. Environmental Protection Agency and are licensed, where required, by state and local authorities. The Company has agreements with licensed hazardous waste transportation and disposal companies for transportation and disposal of its hazardous wastes generated at its facilities. The Company's Longmont facility has been specifically designed to reduce water usage in the manufacturing process and employs a sophisticated waste treatment system intended to substantially reduce discharge streams. The Company's Endicott facility is leased from IBM. Pursuant to the lease, IBM provides certain services with respect to receiving, storing and handling of the Company's chemicals. Compliance with federal and state environmental laws and regulations did not have a material effect on the Company's capital expenditures, earnings or competitive position during fiscal 2000. Similarly, fiscal 2001 capital expenditures to comply with such laws and regulations are not expected to be material. The Company believes it is in material compliance with federal and state environmental laws and regulations. As of December 29, 2000, the Company was not involved in any significant specific action, legal or regulatory, regarding environmental regulations.

EMPLOYEES

     As of December 29, 2000, the Company employed 966 people in the United States, Europe and Asia including 569 in production, 57 in sales, marketing, application engineering, and customer support, 18 in research and development and 42 in administration. The production staff consists principally of full-time workers employed in the Company's five currently operating manufacturing and assembly plants. In Northfield, Minnesota, approximately 365 production workers are represented by the Union of Needletrade, Industrial and Textile Employees (the "Union"), which has been the bargaining agent for these workers since 1963. The Company has a two-year collective bargaining agreement with the Union, which expires on October 31, 2001. As part of this agreement, the Company agrees that if a decision is made to sell the Company, either in whole or in part, the Union shall be notified and, upon execution of a confidentiality agreement, shall be given the necessary information as an interested buyer and shall be given the opportunity to make bids on an equivalent basis and time period as other parties. The Company also agreed with the Union that Sheldahl will consider employee-ownership options if any sale of the Company or its parts is considered. The Company has never experienced a work stoppage and believes that its employee relations are good.

     On March 22, 2001, the Company announced that it would reduce the size of its work force by approximately 20%, or 190 employees. A reduction of approximately 15% of the Company's work force would be from its Northfield, Minnesota facilities and an additional 5% reduction would occur from other Company operations in North America and Europe.

ITEM 2.  PROPERTIES

     The Company owns two manufacturing facilities totaling 305,000 square feet and a 20,000 square foot administration and sales support office in Northfield, Minnesota. The Company also owns a 102,000 square foot facility in Longmont, Colorado. The Company owns a 30,000 square foot assembly facility in Britton, South Dakota. The Company also leases a 98,400 square foot office and manufacturing facility in Endicott, New York, 2,500 square foot technical sales and design office in Detroit, Michigan and a 1,653 square foot administrative office in Connecticut. The Company also leases technical sales space in Hong Kong and Singapore. Management believes that all facilities currently in use are generally in good condition, well maintained and adequate for their current operations.

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

     The Company has been named a defendant in Rick Matthews et al. v. Sheldahl, Inc., Boulder County District Court, Case No. 2000CV1126-2. The Matthews family previously lived directly west of the Company's facility in Longmont, Colorado. The Matthews allege that due to excessive noise emanating from the facility's cooling equipment that they have sustained economic and non-economic damages. The plaintiffs constitute all four members of the family. Claims for nuisance, trespass, negligence, loss of consortium, and punitive damages have been raised. Plaintiffs alleged damages in excess of $300,000 based on decreased value in the property, loss of improvements to the property, and physical and emotional pain and suffering. On January 2, 2001, the action was settled with payment to the plaintiffs of $65,000, $50,000 of which was covered by the Company's insurer.

     Pioneer Engineering Technology Co., Ltd, a Taiwan company ("Pioneer") has sued the Company for unpaid contract payments in the amount of $554,964 and for breach of contract damages in excess of $75,000. The Company has answered the complaint and has made a counterclaim against Pioneer for damages caused by equipment malfunction.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF REGISTRANT.

     The executive officer of the Company as of April 2, 2001 who are appointed annually to serve one year terms, are as follows:

NAME                                           AGE                     POSITION
----                                           ---                     --------
                                                     Director, President, CEO and
Donald R. Friedman...........................  54    President -- IFT
William E. Offenberg.........................  48    President -- Materials and Flex Interconnect
Peter Duff...................................  55    Vice President -- Finance
Gregory D. Closser...........................  48    Vice President -- Flexible Interconnect
Michele C. Edwards...........................  36    Vice President -- Operations (Longmont)
James L. Havener.............................  57    Vice President -- Micro Products
Sidney J. Roberts............................  54    Vice President -- Materials

     Donald R. Friedman has served as President and Chief Executive Officer since the Merger was completed on December 28, 2000. Prior to that he served as President and Chief Executive Officer of International Flex Technologies since its incorporation in January 1999. Previously, he spent 30 years at IBM in a variety of senior management positions where he was responsible for worldwide marketing and strategy for the $23 billion server business encompassing the S/390, AS/400, RS/6000 and the Microelectronics Division. He has had extensive and diverse international and domestic experience in general management and P&L responsibility having run multiple business units.

     William E. Offenberg has served as President of Materials and Flex Interconnect since the Merger was completed on December 28, 2000 and was named to that officer position in April, 2001. Prior to that he served as an operating partner in Morgenthaler Ventures since 1998. He was previously President and Chief Executive Officer of Gatan International, the world's leading manufacturer of digital imaging and analytical instrumentation for transmission electron microscopy, from 1993 to 1997. In addition, since its acquisition by Gatan in 1994, Mr. Offenberg served as the Chief Executive Officer of Molecular Imaging, a pioneering developer of bimolecular applications of scanning probe microscopes. Prior to joining Gatan, he had been Vice President of Sales and Marketing and then President of Spectra-Physics Analytical, a $70 million manufacturer of chromatography instrumentation and data systems. He also held various sales and marketing positions, including Director of North American Sales at Perkin-Elmer's Instrument Group.

     Peter J. Duff has served as Vice President -- Finance since the Merger was completed on December 28, 2000. Prior to that he served as Chief Financial Officer of International Flex Technologies since its inception in January 1999. During his previous 10 years with U.S. Industries he served as Executive Vice President of EJ Footwear, then as Group Chief Financial Officer for several other USI companies, followed by Chief Operating Officer of Sunlite Casual Furniture. His international experience includes positions with PriceWaterhouseCoopers, Deloitte & Touche, John Labatts, and Pfizer.

     Gregory D. Closser has served as Vice President -- Flexible Interconnect since April 2001. Prior to that, he served as Vice President -- Core Business. From January 1996 to March 1999 he was Vice President -- Flexible Interconnect. From 1993 to 1995, he was Vice President -- Interconnect Operations.

     Michele C. Edwards was named to the position of Vice
President -- Operations (Longmont) in April 2001. Prior to that she was Vice President -- Supply Chain Operations since September 1997. She joined Sheldahl in 1989 as a manufacturing engineer in the Materials Business.

     James L. Havener joined the Company is January 1998 as Vice
President -- Micro Products. He was previously Business Manager Strategic Planning and Advanced Products Marketing for 3M Company's Electronic Products Division. Mr. Havener resigned from the Company on March 30, 2001, effective April 9, 2001.

     Sidney J. Roberts joined the Company in 1973 and has held various positions with the Company, including Director of Manufacturing and Engineering-Materials, Business Director -- Novaclad, Manager of Research and Development-Materials and Interfacial Engineering, and Technical Director -- Materials. He was named as Vice President-Research and Development in November 1996 and Vice
President -- Materials in April 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is listed on the Nasdaq National Market under the symbol "SHEL". The following table sets forth the high and low sales prices of the Common Stock for the period indicated, as reported on the Nasdaq National Market.

                                                               HIGH      LOW
                                                               -----    -----
ELEVEN MONTHS ENDED DECEMBER 29, 2000:
First Quarter..............................................    8.625    4.000
Second Quarter.............................................    6.375    3.875
Third Quarter..............................................    4.750    2.000
Fourth Quarter(1)..........................................    4.188    1.000

---------------
(1) Fourth quarter consists of two months as the Company changed its year-end (see Note 2 to Consolidated Financial Statement included with this report).

TWELVE MONTHS ENDED JANUARY 29, 2000:
First Quarter..............................................    7.000    5.250
Second Quarter.............................................    8.625    5.438
Third Quarter..............................................    8.125    4.250
Fourth Quarter.............................................    6.375    4.000

     On March 16, 2001, the last reported sales price of the Common Stock was $2.375. As of this date, there were approximately 1,263 record holders of the Company's Common Stock and an estimated additional 2,610 shareholders who held beneficial interests in shares of Common Stock registered in nominee names of banks and brokerages houses.

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

RECENT SALES OF UNREGISTERED SECURITIES

     On December 21, 2000, the Board of Directors of Sheldahl approved a series of transactions as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments." As part of these transactions, Sheldahl issued shares of its Common Stock, $.25 par value per shares (the "Common Stock"), to two accredited investors (the "Stockholders") in connection with the merger. In addition, Sheldahl issued shares of Common Stock and its newly created Series G Convertible Preferred Stock, $1.00 par value per share (the "Preferred Stock") and Warrants (the "Series G Warrants") to purchase shares of the Company's Common Stock to three accredited investors (the "Investors") who collectively invested an aggregate of $25 million. Sheldahl also completed the issuance of $6.5 million of subordinated notes to four accredited investors (the "Purchasers"), and in connection with such issuance, the Purchasers received Warrants (the "Subdebt Warrants") to purchase shares of Sheldahl common stock. The Board also authorized granting the Stockholders, Investors and Purchasers certain registration rights with respect to the shares of Common Stock and the Common Stock underlying the Preferred Stock, the Series G Warrants and the Subdebt Warrants issued in the transactions. The closing of the investment of $25 million, the subdebt investment and the merger occurred on December 28, 2000. Based on the manner of sale and representations of the Investors, Stockholders and Purchasers, all of which were accredited, the Company believes that pursuant to Rule 506 of Regulation D, the private placement was a transaction not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended, and was, therefore, exempt from the registration requirements thereof. Sheldahl will use the proceeds from the sale of the securities involved in the transactions for working capital purposes.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein and the "Management's Discussion and Analysis of Financial Condition and Results of Operations". The consolidated statements of operations data presented below as of and for the eleven months ended December 29, 2000 and the twelve months ended January 29, 2000 and the consolidated balance sheet data as of December 29, 2000 and January 29, 2000 have been derived from the Company's Consolidated Financial Statements included elsewhere in this report. These financial statements have been audited by Arthur Andersen LLP, independent public accountants, as of and for the eleven months ended December 29, 2000, and by Ernst & Young LLP, independent public accountants, as of and for the twelve months ended January 29, 2000.

                                                            ELEVEN MONTHS ENDED    TWELVE MONTHS ENDED
                                                             DECEMBER 29, 2000      JANUARY 29, 2000
                                                            -------------------    -------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Operations Data:
  Net sales.............................................         $ 20,417                $24,081
  Cost of sales.........................................           16,333                 17,051
                                                                 --------                -------
  Gross profit..........................................            4,084                  7,030
                                                                 --------                -------
  Expenses:
     Sales and marketing................................            1,337                    804
     General and administrative.........................            3,373                  4,879
     Research and development...........................            2,888                  2,060
     Interest...........................................            1,203                    960
                                                                 --------                -------
       Total expenses...................................            8,801                  8,703
                                                                 --------                -------
  Loss before income tax................................           (4,717)                (1,673)
  Benefit for income taxes..............................              197                    550
                                                                 --------                -------
  Loss applicable to common shareholders................         $ (4,520)               $(1,123)
                                                                 ========                =======
  Net loss per common share -- basic and diluted........         $  (0.51)               $ (0.13)
                                                                 ========                =======
  Weighted average common shares outstanding -- basic
     and diluted........................................            8,802                  8,737
                                                                 ========                =======
Balance Sheet Data:
  Working capital, net..................................         $ (3,437)               $ 3,030
  Total assets..........................................          129,362                 25,760
  Long-term debt, excluding current portion.............           10,640                  9,873
Total shareholders' investment..........................           56,868                  8,877

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROFILE

     On December 28, 2000, Sheldahl, Inc. ("Sheldahl") acquired all of the outstanding securities of International Flex Holdings, Inc., a Delaware corporation ("Holdings"), the sole shareholder of International Flex Technologies, Inc., a Delaware corporation ("IFT"), pursuant to a merger of a newly formed subsidiary of Sheldahl with and into Holdings (the "Merger"). Although Sheldahl is the legal survivor in the merger and remains the registrant with the Securities and Exchange Commission and a listed company under Nasdaq, under United States generally accepted accounting principles, as a result of the number of shares issued and sold in the transactions, Holdings is considered the "acquiror" of Sheldahl for financial reporting purposes.

Among other matters, this will require Sheldahl, in this report and all of its future financial and informational filings with the SEC, to present the prior historical, financial and other information of Holdings and IFT. Accordingly, unless otherwise indicated to the contrary herein, the results of Holdings and IFT will be presented herein as the "Company" for all periods prior to December 28, 2000 without inclusion of Sheldahl's results for the same period. See "Recent Developments" below and the Company's consolidated financial statements and notes thereto included elsewhere herein. For purposes of this report, unless otherwise stated to the contrary, Company shall refer to Sheldahl, Holdings and IFT on a combined basis for all periods on or after December 28, 2000.

     On January 5, 2001, the Board of Directors of the Company changed its fiscal year to the Friday closest to December 31 of each year, beginning with December 29, 2000. Therefore, for purposes of this report, fiscal 2000 consists of a transition period from January 30, 2000, the beginning of Holding's fiscal year.

     The Company creates and distributes high-density substrates, high-quality flexible printed circuitry, and thin, flexible laminates and their derivatives to worldwide markets. The Company's laminates are of two types: adhesive-based tapes and materials, and its patented adhesiveless material, Novaclad and I-Flex. From these materials, the Company fabricates high-value derivative products: single- and double-sided flexible interconnects and assemblies under the trade names Flexbase(R), Novaflex(R) HD, Novaflex(R) VHD, FlexStrate, DendriPlate(R) and substrates for silicon chip carriers under the trade names ViaArray(R) and ViaThin(R). Management believes that Sheldahl's leading technology products serve the electronic interface between the function of electronic-based products and their integrated circuits. The Company targets specific OEMs and contract assemblers in the telecommunications, computer, medical, automotive and aerospace markets in the drive to create electronic-based products that require increased functionality.

     The Company operates in two business divisions identified as the Materials and Flex Interconnect Division (MFI), and the International Flex Technologies Division (IFT). The MFI business division, which consists of Materials and Flexible Interconnect Business Units, specializes in high quality, roll-to-roll flexible circuits and specialty materials for the automotive, communications, computer and aerospace markets. The IFT business division consists of fine-line, roll-to-roll flexible circuits including substrates for silicon chip carriers manufactured in Endicott, New York and Longmont, Colorado. These products target the telecommunications, computer and medical markets.

     The Company's high performance products -- FlexStrate, ViaArray, ViaThin, Novaflex HD and Novaflex VHD provide substantial benefits compared to traditional flexible circuits, including the capability for very fine circuit traces and very small holes, or vias, thus utilizing both sides of the laminate for circuit routing reducing size and cost per function. The Company has developed its ViaThin to enable Interconnect (IC) manufacturers to package future generations of ICs economically by attaching the silicon die to a ViaThin substrate manufactured by the Company or other circuitry manufacturers using the Company's Novaclad or ViaArray products. As ICs are becoming increasingly powerful, they produce more heat and require a greater number of connections to attach the silicon die, placing substantially greater demands on IC packaging materials. The Company's substrates for silicon chip carriers offer high-end thermal, electrical and quality attributes.

RECENT DEVELOPMENTS

Merger

     On December 28, 2000, Sheldahl acquired all of the outstanding securities of International Flex Holdings, Inc. (Holdings) for approximately 8.7 million shares of Sheldahl's common stock, plus shares issuable under stock options and warrants of approximately 1.0 million shares, as amended, (the "Merger Agreement") by and among Sheldahl, IFT West Acquisition Company, a newly formed subsidiary of Sheldahl ("West"), Holdings, the sole shareholder of International Flex Technologies, Inc., the operating company ("IFT"), and the stockholders of Holdings (the "Stockholders"). Under the terms of the Merger Agreement, West merged with and into Holdings, with Holdings surviving and becoming a wholly-owned subsidiary of Sheldahl (the "Merger"). As consideration for the Merger, holders of outstanding shares of Holdings' common stock, Class A Stock, Class B Stock and Series A Preferred Stock received shares of

Sheldahl Common Stock. Holdings' option holders and warrant holder received equivalent options and a warrant to purchase shares of Sheldahl Common Stock. The total number of shares of Sheldahl Common Stock issued, including shares to be issued upon exercise of options and warrants, was approximately 9.7 million.

Common Stock and Series G Investment

     Concurrent with consummating the Merger, Sheldahl completed an equity investment pursuant to an amended stock purchase agreement (the "Stock Purchase Agreement") by and among Sheldahl, and three accredited investors including Morgenthaler Venture Partners V, L.P. ("Morgenthaler V"), and Ampersand IV Limited Partnership and Ampersand IV Companion Fund Limited Partnership (collectively the "Ampersand Funds"). Under the terms of the Stock Purchase Agreement, Morgenthaler V and the Ampersand Funds (the "Investors") collectively invested an aggregate of $25.0 million in equity capital in exchange for approximately 9.8 million shares of Sheldahl Common Stock and 11,303 shares of a newly created 11.06% Series G Convertible Preferred Stock of Sheldahl, par value $1.00 per share (the "Series G Stock"), such shares being convertible at $1.40 per share in the aggregate into approximately 8.1 million shares of Sheldahl Common Stock (the "Equity Investment"). The cash used by the Investors to complete the Equity Investment came from the liquid assets of the Investors.

Subordinated Notes and Warrant Purchase Investment

     Concurrent with consummating the Merger and Equity Investment, Sheldahl consummated a debt investment pursuant to an amended and restated subordinated notes and warrant purchase agreement (the "Debt Agreement") by and among Sheldahl, Morgenthaler V, the Ampersand Funds and Molex Incorporated ("Molex"). Under the terms of the Debt Agreement, Morgenthaler V, the Ampersand Funds and Molex (the "Purchasers") purchased $6.5 million of 12% Senior Subordinated Notes ("Notes") and related warrants (the "Warrants") (the "Debt Investment"). In addition, the Purchasers collectively received Warrants to purchase 1,526,814 shares of Sheldahl Common Stock. The Warrants issued under the Debt Agreement are exercisable at $.01 per share and are exercisable for seven years from the date of issuance. The cash used by the Investors to complete the Debt Investment came from the liquid assets of the Investors.

Governance Agreement

     Concurrent with the closing of the Merger, the Equity Investment and the Debt Investment (collectively, the "Transactions"), Sheldahl entered into a governance agreement by and among it and Morgenthaler V, the Ampersand Funds and Sound Beach Technology Partners, LLC, a former IFT stockholder ("Sound Beach") (collectively, the "Parties") establishing the terms and conditions regarding
(i) future purchases and sales of the Company's securities, and (ii) the Parties' relationship with the Company (the "Governance Agreement"). Donald Friedman, the Company's Chief Executive Officer, is a significant shareholder and officer of Sound Beach. Molex is not a party to the Governance Agreement.

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

     The terms of the Governance Agreement also require that the initial composition of Board of Directors of Sheldahl as of the closing of the Transactions be comprised of (i) three continuing directors from Sheldahl (each a "Continuing Director"), (ii) the director appointed by Molex (the "Molex Director"), and (iii) three directors nominated by Morgenthaler V, the Ampersand Funds and Sound Beach. With respect to the election of directors following the closing of the Transactions, Morgenthaler V, the Ampersand Funds and Sound Beach together shall be entitled to nominate three directors. The number of directors which may be nominated by Morgenthaler V, the Ampersand Funds and Sound Beach will be reduced as their collective ownership in the Company is reduced. The terms of the Governance Agreement require that the identity of directors to stand for election by the Company's shareholders or to fill vacancies on the Board of Directors be determined by a nominating committee of the Board of Directors (the "Nominating Committee"). For the 2001 Annual Meeting of Shareholders, the Nominating Committee was to be comprised of one director appointed by Morgenthaler V, the Ampersand Funds and Sound Beach together, one Continuing Director and the Molex Director. Messrs. Lutsi, Auerbach and Friedman have been nominated for election to the Company's Board of Directors at the requests of Morgenthaler V, the Ampersand Funds and Sound Beach, respectively.

     In the event the Company desires to enter into a transaction with any of the holders of the Series G Stock or their affiliates, the Governance Agreement requires that such transaction must be approved by a majority vote of the Board of Directors, excluding any Series G Director who is a party to or otherwise has an interest in the transaction.

     Without the consent of Morgenthaler V and the Ampersand Funds, the Company may not authorize or enter into any agreement relating to a merger, sale or lease of substantially all of the Company's assets, set the number of directors at a number other than seven (7), or repurchase or redeem any equity securities of the Company, as long as such Party continues to hold at least 15% of the shares of Common Stock issued or issuable to it pursuant to the Transactions.

Voting Agreement

     In connection with the Transactions, Morgenthaler V, the Ampersand Funds and Sound Beach together executed a voting agreement, as amended (the "Voting Agreement"). The Company is not a party to this Voting Agreement. Under the terms of the Voting Agreement, Morgenthaler V, the Ampersand Funds and Sound Beach have agreed how they will designate individuals to be nominated for election as directors as provided under the Governance Agreement. Additionally, provided the parties hold a certain level of ownership in the Company, Morgenthaler V, the Ampersand Funds and Sound Beach agree to vote their shares in favor of such nominees to the Company's Board of Directors. Lastly, the Voting Agreement restricts the ability of Sound Beach to dispose of its shares provided Morgenthaler V and the Ampersand Funds maintain ownership of at least 60% of the securities received in the Transactions.

Molex Transactions

     In connection with execution of the Merger Agreement, the Stock Purchase Agreement and the Debt Agreement, the Company and Molex agreed to certain amendments to the parties' (i) Agreement Relating to Sheldahl dated November 18, 1998 (the "Sheldahl Agreement"), and (ii) the Limited Liability Company Agreement of Modular Interconnect Systems, L.L.C., dated July 28, 1998 (the "LLC Agreement").

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

RESULTS OF OPERATIONS

     Since its inception on February 1, 1999, International Flex Technologies, Inc. ("IFT") has had strong continued demand for its existing product line of thermal compression bond Tape Ball Grid Array (TBGA), DendriPlate connectors and flex products. The Company has expanded its product lines to include a wire bond version of TBGA along with a flex product line to support the new and emerging medical and optical markets. A significant part of the Company's first fiscal year ended January 29, 2000 was spent developing the process and material sets associated with these new product lines. During the fiscal year ended December 29, 2000, the first qualification and production orders for these new products were achieved. However, longer than anticipated customer qualification, installation of new tool sets and acceptance by customers of this new technology impacted revenue for both fiscal years.

     By the end of the fiscal year ended December 29, 2000, the Company was experiencing customer demand increases across the entire new product line. A production ramp-up schedule has been put in place and will be implemented through fiscal 2001. The earlier recognized need for additional capacity will be achieved as a result of the merger.

     The following table shows the percentage of net sales represented by certain line items from the Company's consolidated statements of operations:

                                         ELEVEN MONTHS ENDED    TWELVE MONTHS ENDED
                                          DECEMBER 29, 2000      JANUARY 29, 2000
                                         -------------------    -------------------
Net sales............................          100.0%                 100.0%
Cost of sales........................           80.0%                  70.8%
                                               ------                 ------
Gross profit.........................           20.0%                  29.2%
                                               ------                 ------
Expenses:
  Sales and marketing................            6.5%                   3.3%
  General and administrative.........           16.5%                  20.2%
  Research and development...........           14.2%                   8.6%
  Interest...........................            5.9%                   4.0%
                                               ------                 ------
     Total expenses..................           43.1%                  36.1%
Loss before income taxes.............          (23.1%)                 (6.9%)
                                               ======                 ======

     NET SALES. For the shorter fiscal year of 11 months ended December 29, 2000, sales decreased $3.7 million or 15.2% due to the reduction in demand for the older product line of TBGA and Dendriplate coupled with the slower than planned ramp-up of the wire bond version of TBGA. Tape Ball Grid Array sales declined $1.3 million or 7.2%, Dendriplate sales declined $2.4 million or 52.2% and Flexible circuits sales approximated the previous year.

     The table below shows, for the periods indicated, the Company's sales by business product line (in thousands):

                                         ELEVEN MONTHS ENDED    TWELVE MONTHS ENDED
                                          DECEMBER 29, 2000      JANUARY 29, 2000
                                         -------------------    -------------------
Tape ball grid array & related
  products...........................          $16,792                $18,091
DendriPlate..........................            2,141                  4,476
Flexible circuits....................            1,484                  1,514
                                               -------                -------
Total................................          $20,417                $24,081
                                               =======                =======

     COST OF SALES/GROSS PROFIT. During the fiscal year ended December 29, 2000, gross profit decreased to 20.0% of sales or approximately $4.1 million. This decrease reflects the lower sales volume of the older Tape Ball Grid Array products and the DendriPlate product and the increased expenses associated with the development of the new product line.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $0.5 million or 66.3% in fiscal 2000. As a percentage of total Company net sales, sales and marketing expenses were 6.5% in the 11 months ended December 29, 2000, and 3.3% in the 12 months ended January 29, 2000. For the first year of operation of the business ended January 29, 2000, commissions and other sales support expenses were unusually low as the backlog was acquired on acquisition of the assets with low resultant commissions and the required support staff were hired only later in the fiscal year.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $1.5 million, or 30.9%, to $3.4 million in the fiscal period ended December 29, 2000. The decrease in expenses reflects $0.6 million from the elimination of a transitional service agreement for information technology services; $0.3 million savings in legal and accounting expense associated with initial year organizational costs; and $0.3 million credit from a New York Empire State development training grant for employee training.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $0.8 million or 40.2% in fiscal period ended December 29, 2000. The increase in expenses reflected the staffing and prototype costs associated with new product development.

     INTEREST EXPENSE. Interest expense increased to $1.2 million in the fiscal period ended December 29, 2000 from $1.0 million in the fiscal period ended January 29, 2000, as interest rates increased and the Company accessed its revolver to meet increased operational demands.

     In connection with the acquisition of assets on February 1, 1999, the Company entered into an Intellectual Property License Agreement with International Business Machines Corporation (IBM). At the time of acquisition, the Company obtained seller financing through a five year $7.5 million non-interest bearing note. This financing has been discounted at a rate of 9.75%.

     The following shows a breakdown of interest expense for the fiscal years indicated (in thousands):

                                                        FISCAL YEARS ENDED
                                                        ------------------
                                               DECEMBER 29, 2000    JANUARY 29, 2000
                                               -----------------    ----------------
Note Payable -- IBM........................         $  513                $530
National City Bank Revolver................            690                 430
                                                    ------                ----
Net expense................................         $1,203                $960
                                                    ======                ====
Percent of sales...........................           5.9%                4.0%

     The Company had a $4.3 million note payable with National City Bank with interest payable monthly at a rate of prime plus 1 1/4%. The Company also had available a line of credit with National City Bank up to a maximum of $7.5 million. Interest on the credit line is based on the bank's published prime rate. On December 28, 2000, both the note and the line of credit with National City Bank were paid off in connection with the Merger.

     EBITDA. EBITDA, defined as earnings before interest, taxes, depreciation and amortization, was ($.7) million for the eleven months ended December 29, 2000 and $1.7 million for the twelve months ended January 29, 2000.

     INCOME TAXES. The income tax provisions for the fiscal year ended December 29, 2000 and January 29, 2000 reflect a benefit of $0.2 million and $0.6 million, respectively, related to investment tax credits associated with incentives on investments in capital assets and employment refundable to the Company from the State of New York. As of December 29, 2000, the Company has provided a full valuation allowance for its deferred income tax assets as management believes that it is more likely than not that such deferred tax assets will not be realized.

FINANCIAL CONDITION

     BANK FACILITY. At December 29, 2000, the Company's amended credit agreement consisted of two separate facilities: a revolving credit facility of up to $25 million based on the Company's adjusted working capital; and a term facility for $16 million based on the appraised value of the Company's unencumbered equipment. Interest on the revolving credit facility and the term facility is charged at the prime rate plus two percent (11.5% as of December 29, 2000). As of December 29, 2000, the amount available to borrow on the revolving credit facility was approximately $7.1 million, which reflects a $5 million reduction by the Company's lenders for a liquidity reserve. All borrowings under the credit agreement are secured by the Company's tangible and intangible assets. The term facility requires monthly repayments of $205,000, with the remaining outstanding balance under the term facility and the revolving credit facility due June 1, 2002.

     In connection with the obtainment of the credit agreement, the Company issued to the lenders warrants to purchase 230,000 shares of common stock at a price of $3.01 per share, exercisable through July 2003. The warrants are subject to adjustment for certain anti-dilution provisions. As of December 29, 2000, none of the warrants had been exercised.

     The credit agreement restricts the payments of cash dividends, capital expenditures and the redemption of preferred stock, and requires the Company to meet certain financial covenants, including maintaining certain levels of pre-tax net income (loss), cash flow available for debt service and debt service coverage ratios. Given the existing economic and industry conditions, as well as operational performance of the Company's business units, the Company anticipates that it will be out of compliance with certain of the financial covenants as of the end of March 2001. In response, the Company is in process of implementing cost reduction action plans and other matters as discussed in Note 3 to the consolidated financial statements, and has initiated discussions with its lenders with respect to amending such financial covenants (See Capital Reserves.) While management currently believes that it will be successful in obtaining an amendment, there can be no assurance that an amendment will be obtained on terms acceptable to the Company. As a result of this pending event of non-compliance, the Company has classified the borrowings under the Credit Agreement as current in the accompanying December 29, 2000 consolidated balance sheet. In addition, an event of default under the Credit Agreement will cause an event of default under the terms of the 12% Senior Subordinated Notes. As such, the 12% Senior Subordinated Notes have also been classified as current in the accompanying December 29, 2000 consolidated balance sheet. No other adjustments to the carrying amount or classification of assets or liabilities in the accompanying financial statements have been made with respect to this pending event of non-compliance.

     Net working capital was ($3.4) million at December 29, 2000, down from $3.0 million at January 29, 2000. This decrease in working capital is due in part to the Company classifying its debt under the Credit Agreement and the 12% Senior Subordinated Note as current. The Company's accounts receivable and inventory increased by $34.6 million during the same period. These increases are the result of the Merger on December 28, 2000.

     COMMON STOCK AND SERIES G CONVERTIBLE PREFERRED STOCK INVESTMENTS. As part of the Merger transaction discussed in "Recent Developments" and in Note 2 to the Consolidated Financial Statements, Sheldahl completed an equity investment pursuant to a stock purchase agreement (the "Stock Purchase Agreement") by and among Sheldahl and three accredited investors (the "Investors"), who collectively invested an aggregate of $25.0 million in equity capital in exchange for approximately 9.8 million shares of

Sheldahl common stock and 11,303 shares of Series G Convertible Preferred Stock of Sheldahl, par value $1.00 per share. Such shares being convertible in the aggregate into approximately 8.1 million shares of Sheldahl common stock (the "Equity Investment").

     The Series G preferred stock earns an approximate 11.06% dividend rate, payable annually. The dividend is payable in shares of common stock of the Company for the twenty-four months from the date of issuance at a stated value of $1.625 per share. Thereafter the Company may pay the dividend in shares of its common stock or, at its option, cash. The Series G preferred stock is convertible into approximately 8.1 million shares of common stock at a fixed rate of $1.40 per share. The Series G preferred stock is subordinated to the Series D, E and F preferred stock with regard to payment of dividends and proceeds upon liquidation.

     SUBORDINATED NOTES AND WARRANT PURCHASE INVESTMENT. Concurrent with consummating the Merger and Equity Investment, Sheldahl completed the issuance of $6.5 million of subordinated notes. Under the terms of the agreement, the purchasers acquired $6.5 million of 12% senior subordinated notes (the "Subordinated Notes") and related warrants (the "Warrants") (collectively, the "Debt Investment"). The purchasers collectively received Warrants to purchase 1,526,814 shares of Sheldahl common stock. The Warrants issued under the Debt Investment are exercisable at $.01 per share for a period of seven years. As discussed in Note 5 to the consolidated financial statements, the warrants were recorded at their estimated value at the date of issuance as a credit to equity and a discount to the Subordinated Notes, and will be accreted to interest expense over the five-year period of the Subordinated Notes.

     OTHER EQUITY ISSUANCES. Prior to the Merger, Sheldahl completed the following equity issuances:

     - In January 2000, the Company issued 1,800 shares of Series F Convertible Preferred Stock with a total stated value of $1,800,000. This Series F preferred stock earns a 5% dividend rate, payable annually in shares of common stock or cash at the Company's option, and is convertible into nearly 330,000 shares at a fixed rate of $5.46 per share as of December 29,2000, adjustable for certain anti-dilution provisions. The purchasers of the Series F preferred stock were also issued 55,800 warrants to purchase the Company's Common Stock at a price of $5.46 per share, adjustable for certain anti-dilution provisions. These warrants expire in January 2005. None of the warrants have been exercised as of December 29, 2000. Net proceeds from the Series F preferred stock were approximately $1,800,000. As of December 29, 2000, 1,800 shares of Series F preferred stock were outstanding. Accrued dividends of approximately $88,000 are included in accounts payable in the accompanying December 29, 2000, consolidated balance sheet.

     - In February and March of 1999, the Company issued 8,560 shares of Series E Convertible Preferred Stock with a total stated value of $8,560,000. This Series E preferred stock earns a 5% dividend rate, payable annually in shares of common stock or cash at the Company's option, and is convertible into nearly 1.4 million shares at a fixed rate of $6.25 per share as of December 29, 2000, adjustable for certain anti-dilution provisions. The purchasers of the Series E preferred stock were also issued 85,600 warrants to purchase the Company's common stock at a price of $7.8125 per share, adjustable for certain anti-dilution provisions. These warrants expire in February 2004. None of the warrants have been exercised as of December 29, 2000. Net proceeds from the Series E preferred stock were approximately $8,460,000. As of December 29, 2000, 8,060 shares of Series E convertible preferred stock were outstanding. Accrued dividends of approximately $344,000 are included in accounts payable in the accompanying December 29, 2000, consolidated balance sheet.

     - In July 1998, the Company issued 32,917 shares of Series D Convertible Preferred Stock with a total stated value of $32,917,000. This Series D preferred stock earns a 5% dividend rate, payable annually in shares of common stock or cash at the Company's option, and is convertible into nearly 5.4 million shares at a fixed rate of $6.12 per share per share as of December 29,2000, adjustable for certain anti-dilution provisions. The holders of the Series D preferred stock were also issued 329,170 warrants to purchase the Company's common stock at a price of $7.6875 per share, adjustable for certain anti-dilution provisions. These warrants expire in July 2001. None of the warrants have been exercised as of December 29, 2000. Net proceeds from the Series D preferred stock were $32,409,000. As of December 29, 2000, 32,353 shares of Series D preferred stock were outstanding. Accrued dividends of approximately $683,000 are included in accounts payable in the accompanying December 29, 2000, consolidated balance sheet.

     CAPITAL RESERVES. As discussed in Note 2 to the Consolidated Financial Statements, International Flex Holdings Inc., (Holdings) began operations on February 1, 1999, and has incurred operating losses of approximately $5.9 million during the twenty-three month period ended December 29, 2000. On a pro-forma basis, including the operations of Sheldahl, the Company has incurred losses of approximately $41.8 million during the same period. These losses have been principally financed through equity and debt financing.

     Fiscal 2001 capital expenditures for the Company, including the operations of Sheldahl, are planned at approximately $8.5 million. Debt repayments for fiscal 2001 will be approximately $4.1 million, including approximately $2.5 million on the bank term facility and approximately $1.6 million for various other debts.

     The Company experienced significant softening of sales orders during the later half of 2000 and consequently poor operating performance. The Company is continuing to develop a combined operational and financial plan for the Company. In the interim, the Company has developed and has begun to implement cost reduction plans to improve operating performance. However, the Company anticipates that it will be out of compliance with certain of its debt covenants at the end of March 2001 (see Note 5). The inability of the Company to i) obtain waivers for anticipated events of non-compliance under its credit agreement;
(ii) implement cost reduction action plans; iii) achieve profitable execution of the sales orders received for its IFT-Longmont business; iv) achieve operating performance from the MFI division business above pro forma 2000 levels; v) achieve other cost or productivity improvements; and vi) maintain adequate liquidity to fund normal operations would result in the Company being out of compliance with certain of its debt covenants thereby allowing the Company's lenders to require full repayment of the outstanding borrowings under the Company's credit agreement and/or leave the Company in a cash reserve position that would require additional capital to fund operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has and will continue to implement operational measures designed to address the Company's operational and cash flow objectives. Should any of the adverse matters discussed above ultimately occur, management will attempt to take one or all of the following actions; i) seek continuing waivers of bank covenants; ii) obtain new equity capital; iii) issue new debt; and/or iv) significantly restructure the Company's operations. However, there can be no assurance that the Company will be successful in obtaining waivers of bank covenants, achieving positive operating results during fiscal 2001, in its attempt to issue additional debt or to raise additional capital on terms acceptable to the Company, or in the event of the failure of the foregoing, successfully take the actions described above.

     FOREIGN CURRENCY RISK. The Company periodically maintains a limited exposure to foreign currency risk with smaller programs contracted in British Sterling, German Marks and French Francs. These contracts and the exchange rate are reviewed periodically. As of December 29, 2000, the Company has no material contracts outstanding.

     On January 1, 1999, the Euro, the new European currency, initiated internal commercial use. As of December 29, 2000, none of the Company's sales order or purchase orders are priced in Euro. However, in order to remain competitive, the Company anticipates pricing certain contracts in Euro and has systems in place to support such contracts by converting foreign currency transactions to six decimal places. When warranted by the size of foreign currency contracts, the Company will use a variety of hedging techniques, including financial derivatives, to prudently reduce, but not eliminate, its exposure to foreign currency fluctuations.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and hedging Activities," effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS No. 133 December 30, 2000 and the adoption did not have a material impact on the Company's results of operations or financial position.

CAUTIONARY STATEMENT

     Statements included in this management's discussion and analysis of financial condition and results of operations, in the letter to shareholders, elsewhere in this Form 10-K, in the Company's annual report, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and oral statements made with the approval of an authorized executive officer that are not historical, or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain risks and uncertainties could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual financial performance and cause it to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to begin full volume production at its Longmont, Colorado facility is dependent upon final qualification by the Company's customers and, in some cases, their customers, of ViaThin as well as the ability of its production equipment to produce sufficient quantities of product at acceptable quality levels; (ii) delays in achieving full volume production at the Longmont, Colorado facility will have a material adverse impact on the Company's results of operations and liquidity position; (iii) a continued general downturn in the automotive market, the Company's principal market, could have a material adverse effect on the demand for the electronic components supplied by the Company to its customers; (iv) the Company's ability to continue to make significant capital expenditures for equipment, expansion of operations, and research and development is dependent upon funds generated from operations and the availability of capital from other sources; (v) the extremely competitive conditions that currently exist in the automotive and data communications markets are expected to continue, including development of new technologies, the introduction of new products, and the reduction of prices; (vi) the ability of the Company to obtain waivers for anticipated events of non-compliance under the credit agreement; (vii) the ability of the Company to implement cost reduction plans and other cost or productivity improvements to achieve levels of sales growth and operational performance that sustain sufficient cash flow to operate the business; (viii) the ability of the Company to integrate its Longmont, Colorado operations and Endicott, New York operations. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect the events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's Credit and Security Agreement, described in Note 5 to the Consolidated financial statements as well as in the Management's Discussion and Analysis of Financial Condition and Results of Operations carries interest rate risk. Amounts borrowed under this Agreement are subject to interest charges at a rate equal to the lender's prime rate plus two percent, which as of March 15, 2001 was 10.5%. Should the lenders base rate change, the Company's interest expense will increase or decrease accordingly. As of December 29, 2000, the Company had borrowed approximately $15.9 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost the Company $159,000 in additional gross interest cost on an annual basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements are listed under Item 14 of this report. Unaudited quarterly financial data for the eleven months ended December 29, 2000 and the twelve months ended January 29, 2000 is set forth in Note 13 to the Consolidated Financial Statements included with this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     On December 28, 2000, Sheldahl engaged in a series of transactions as more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments," including a merger transaction whereby Sheldahl acquired all of the outstanding securities of IFT's parent and sole shareholder, International Flex Holdings, Inc. ("Holdings"). Although Sheldahl is the legal survivor of the merger and remains the registrant with the Securities and Exchange Commission ("SEC") and a listed company on Nasdaq, under United States generally accepted accounting principles, due to the number of shares issued and sold in the transactions, Holdings is considered the "acquiror" of Sheldahl for financial reporting purposes. Prior to engaging in the transaction with Sheldahl, Holdings used the firm of Ernst & Young LLP to audit its financial statements. Because Sheldahl must now report Holdings' historical financial statements as its own, the firm of Ernst & Young LLP is deemed to be the auditors of Sheldahl unless Sheldahl chooses differently. Sheldahl, however, has historically used the firm of Arthur Andersen LLP. Accordingly, on February 8, 2001, the Audit Committee and the Board of Directors of Sheldahl have taken formal action to dismiss Ernst & Young LLP and approve Arthur Andersen LLP to continue as the independent accountants for Sheldahl, Inc. post-merger with Holdings.

     Ernst & Young LLP's prior reports and the financial statements of Holdings did not include an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Additionally, there are no disagreements between Holdings and Ernst & Young LLP on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved satisfactorily, would have caused Ernst & Young LLP to make reference to the subject matter of such in connection with any of its reports.

                                    PART III

     Pursuant to General Instruction G(3), Registrant omits Part III, Items 10 (Directors and Executive Officers of Registrant), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management), and 13 (Certain Relationships and Related Transactions), except that portion of Item 10 related to Executive Officers of the Registrant, which is set forth in Item 4A of Part I of this report as a definitive proxy statement will be filed with the Commission pursuant to Regulation 14(A) within 120 days after the end of the Registrant's fiscal year, and such information required by such items is incorporated herein by reference from the proxy statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of the report:

                                                                          FORM 10-K
                                                                        PAGE REFERENCE
                                                                        --------------
1.         Consolidated Financial Statements
           Index to Consolidated Financial Statements..................
           Report of Independent Public Accountants -- Arthur Andersen
           LLP.........................................................      F-1
           Report of Independent Public Accountants -- Ernst & Young
           LLP.........................................................      F-2
           Consolidated Balance Sheets as of December 29, 2000 and
           January 29, 2000............................................      F-3
           Consolidated Statements of Operations for the Eleven Months
           Ended December 29, 2000 and Twelve Months Ended January 29,
           2000........................................................      F-4
           Consolidated Statements of Changes in Shareholders'
           Investment for the Eleven Months Ended December 29, 2000 and
           Twelve Months Ended January 29, 1999........................      F-5
           Consolidated Statements of Cash Flows for the Twelve Months
           Ended December 29, 2000 and Eleven Months January 29,
           2000........................................................      F-6
           Notes to Consolidated Financial Statements..................      F-7

2.   Consolidated Financial Statement Schedules

                                                                  FORM 10-K
DESCRIPTION                                                     PAGE REFERENCE
-----------                                                     --------------
     Schedule II -- Valuation and Qualifying Accounts.......         S-1

(b) Reports on Form 8-K

     The Company filed the following reports during the fourth quarter of fiscal 2000: Current Reports on Form 8-K filed on November 13, 2000 (reporting Items 1, 2, 5, 7 and 8) and December 20, 2000 (reporting Item 5 -- Other Events).

(c) Exhibits and Exhibit Index

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    2.1.1     Agreement and Plan of Merger dated November 10, 2000 among the Registrant, IFT West Acquisition Company, International
              Flex Holdings, Inc., and the Stockholders of International
              Flex Holdings, Inc., incorporated by reference from Exhibit
              2.0 of the Registrant's Form 8-K filed November 13, 2000.
    2.1.2     Amendment Number One to the Agreement and Plan of Merger
              Among Registrant, IFT West Acquisition Company ,
              International Flex Holdings, Inc. and the Stockholders of
              International Flex Holdings, Inc., incorporated by
              referenced from Exhibit 2.1 of the Registrant's Form 8-K
              filed January 12, 2001.
    3.1       Amended and Restated Articles of Incorporation, incorporated by reference from Exhibit 3.1 of the Registrant's Form 10-Q for the quarter ended February 26, 1999.
    3.2       Bylaws, as amended.
    4.3.1     Rights Agreement dated as of June 16, 1996 and amended July
              25, 1998 between the Company and Norwest Bank Minnesota,
              N.A., is incorporated by reference to Exhibit 1 to the
              Company's Form 8-A dated June 20, 1996 and Amendment No. 1 thereto dated July 30, 1998.
    4.3.2     Amendment No. 2 dated November 10, 2000 to Rights Agreement dated as of June 16, 1996, and amended July 25, 1998 between
              Sheldahl, Inc. and Norwest Bank Minnesota, N.A. now known as
              Wells Fargo Bank, N.A., is incorporated by reference to
              Exhibit 1 to the Company's Amended Form 8-A filed on
              November 13, 2000.
    4.3.3     Certificate of Designation, Preferences and Rights of Series
              A Junior Participating Preferred Stock, incorporated by
              reference from Exhibit 1 of Registrant's Form 8-A dated June
              20, 1996.
    4.4.1     Convertible Preferred Stock Purchase Agreement among the
              Company and the Series D Purchasers listed in Exhibit A
              thereto, incorporated by reference from Exhibit 4.1 of the
              Registrant's Form 8-K filed August 18, 1998.
    4.4.2     Certificate of Designation, Preferences and Rights of Series
              D Convertible Preferred Stock, incorporated by reference
              from Exhibit 4.2 of the Registrant's Form 8-K filed August
              18, 1998.
    4.4.3     Form of Warrant issued to the Series D Purchasers,
              incorporated by reference from Exhibit 4.3 of Registrant's
              Form 8-K filed August 18, 1998.
    4.5.1     Convertible Preferred Stock Purchase Agreement among the
              Company and the Series E Investors listed in Exhibit A
              thereto, incorporated by reference from Exhibit 4.1 of the
              Registrant's Form 8-K filed March 9, 1999.
    4.5.2     Certificate of Designation, Preferences and Rights of Series
              E Convertible Preferred Stock, incorporated by reference
              from Exhibit 4.2 of the Registrant's Form 8-K filed March 9,
              1999.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    4.5.3     Form of Warrant issued to the Series E Investors,
              incorporated by reference from Exhibit 4.3 of Registrant's
              Form 8-K filed March 9, 1999.
    4.5.4     Registration Rights Agreement among the Company and the
              Series E Investors listed in Exhibit A thereto, incorporated by reference from Exhibit 4.4 of Registrant's Form 8-K filed
              March 9, 1999.
    4.6.1     Convertible Preferred Stock Purchase Agreement among the
              Company and the Series F Investors listed in Exhibit A
              thereto, incorporated by reference from Exhibit 4.1 of the
              Registrant's Form 8-K filed January 11, 2000.
    4.6.2     Certificate of Designation, Preferences and Rights of Series
              F Convertible Preferred Stock, incorporated by reference
              from Exhibit 4.2 of the Registrant's Form 8-K filed January
              11, 2000.
    4.6.3     Form of Warrant issued to the Series F Investors,
              incorporated by reference from Exhibit 4.3 of Registrant's
              Form 8-K filed January 11, 2000.
    4.6.4     Registration Rights Agreement among the Company and the
              Series F Investors listed in Exhibit A thereto, incorporated by reference from Exhibit 4.4 of Registrant's Form 8-K filed
              January 11, 2000.
    4.7.1     Stock Purchase Agreement dated November 10, 2000 among the
              Registrant and the individuals and entities listed on
              Exhibit A thereto, incorporated by reference from Exhibit
              4.0 of Registrant's Form 8-K filed November 13, 2000.
    4.7.2     First Amendment to Stock Purchase Agreement among the
              Registrant and the individuals and entities listed on
              Exhibit A thereto, incorporated by reference from Exhibit
              4.1 of Registrant's Form 8-K filed January 12, 2001.
    4.7.3     Form of Certificate of Designation, Preferences and Rights
              of Series G Convertible Preferred Stock, incorporated by
              reference from Exhibit 4.2 of Registrant's Form 8-K filed
              January 12, 2001.
    4.7.4     Form of Registration Rights Agreement among the Registrant and the individuals listed on Exhibit A thereto,
              incorporated by reference from Exhibit 4.12 of Registrant's
              Form 8-K filed January 12, 2001.
    4.8.1     Amended and Restated Subordinated Notes and Warrant Purchase
              Agreement dated December 28, 2000 among the Registrant and the entities listed on Schedule I thereto, incorporated by reference from Exhibit 4.3 of Registrant's Form 8-K filed
              January 12, 2001.
    4.8.2     Note to Morgenthaler Venture Partners V, L.P. issued under
              Subordinated Notes and Warrant Purchase Agreement,
              incorporated by reference from Exhibit 4.4 of Registrant's
              Form 8-K filed January 12, 2001.
    4.8.3     Note to Ampersand IV Limited Partnership issued under issued under Subordinated Notes and Warrant Purchase Agreement,
              incorporated by reference from Exhibit 4.5 of Registrant's
              Form 8-K filed January 12, 2001.
    4.8.4     Note to Ampersand IV Companion Fund Limited Partnership
              issued under Subordinated Notes and Warrant Purchase
              Agreement, incorporated by reference from Exhibit 4.6 of
              Registrant's Form 8-K filed January 12, 2001.
    4.8.5     Note to Molex Incorporated issued under Subordinated Notes and Warrant Purchase Agreement, incorporated by reference
              from Exhibit 4.7 of Registrant's Form 8-K filed January 12,
              2001.
    4.8.6     Warrant to Morgenthaler Venture Partners V, L.P. issued
              under Subordinated Notes and Warrant Purchase Agreement,
              incorporated by reference from Exhibit 4.8 of Registrant's
              Form 8-K filed January 12, 2001.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    4.8.7     Warrant of Ampersand IV Limited Partnership issued under
              Subordinated Notes and Warrant Purchase Agreement,
              incorporated by reference from Exhibit 4.9 of Registrant's
              Form 8-K filed January 12, 2001.
    4.8.8     Warrant of Ampersand IV Companion Fund Limited Partnership
              issued under Subordinated Notes and Warrant Purchase
              Agreement, incorporated by reference from Exhibit 4.10 of
              Registrant's Form 8-K filed January 12, 2001.
    4.8.9     Warrant of Molex Incorporated issued under Subordinated
              Notes and Warrant Purchase Agreement, incorporated by
              reference from Exhibit 4.11 of Registrant's Form 8-K filed
              January 12, 2001.
    4.9       Dublin Investments, LLC Warrant, incorporated by reference from Exhibit 4.15 of Registrant's Form 8-K filed January 12,
              2001.
    4.10      Governance Agreement among the Registrant and the
              individuals and entities listed on the signature pages
              thereto, incorporated by reference from Exhibit 4.13 of
              Registrant's Form 8-K filed January 12, 2001.
    4.11      Amended and Restated Agreement Relating to Sheldahl dated
              November 10, 2000 by and between the Registrant and Molex
              Incorporated, incorporated by reference from Exhibit 4.8 of
              Registrant's Form 8-K filed November 13, 2000.
    4.12      Piper Jaffray Warrant, incorporated by reference from
              Exhibit 4.14 of Registrant's Form 8-K filed January 12,
              2001.
   10.1       1987 Stock Option Plan, incorporated by reference from
              Exhibit 10.1 of the Registrant's Form 10-K for the fiscal
              year ended August 27, 1993.
   10.2       1994 Stock Option Plan, as amended, incorporated by
              reference from Exhibit 4.1 of the Registrant's Form S-8
              dated August 1, 2000 (File No. 333-42724).
   10.3       Employee Stock Purchase Plan, incorporated by reference from
              Exhibit 4.1 of the Registrant's Form S-8 filed November 21,
              1997 (File No. 333-40719).
   10.4       Credit and Security Agreement dated June 19, 1998, among the
              Registrant, Norwest Bank Minnesota, N.A., Harris Trust and
              Savings Bank, NBD Bank, N.A., and The CIT Group/ Equipment
              Financing, Inc., incorporated by reference from Exhibit 10.1 of the Registrant's Form S-3 dated July 1, 1998 (File No.
              333-58307).
   10.4.1     First Amendment to Credit and Security Agreement dated
              November 25, 1998, among the Registrant, Norwest Bank
              Minnesota, N.A., Harris Trust and Savings Bank, NBD Bank,
              N.A., and the CIT Group/Equipment Financing, Inc.,
              incorporated by reference from Exhibit 10.4.1 of the
              Registrant's Form 10-K filed December 3, 1998.
   10.4.2     Second Amendment to the Credit and Security Agreement, dated
              March 4, 1999 between the Company and Norwest Bank
              Minnesota, N.A., Harris Trust and Savings Bank, The First
              National Bank of Chicago, and The CIT Group., incorporated by reference from Exhibit 10.1 of the Registrant's Form 10-Q filed April 9, 1999.
   10.4.3     Third Amendment to the Credit and Security Agreement, dated
              April 5, 1999 between the Company and Norwest Bank
              Minnesota, N.A., Harris Trust and Savings Bank, The First
              National Bank of Chicago, and The CIT Group., incorporated by reference from Exhibit 10.2 of the Registrant's Form 10-Q filed April 9, 1999.
   10.4.4     Fourth Amendment to the Credit and Security Agreement, dated
              November 12, 1999 between the Company and Norwest Bank
              Minnesota, N.A., Harris Trust and Savings Bank, The First
              National Bank of Chicago, and The CIT Group., incorporated by reference from Exhibit 10.7.4 of the Registrant's Form
              10-K for the fiscal year ended August 27, 1999.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   10.4.5     Fifth Amendment to the Credit and Security Agreement, dated
              June 16, 2000 between the Company and Norwest Bank
              Minnesota, N.A. and The CIT Group/Equipment Financing, Inc.,
              incorporated by reference from Exhibit 10.1 of the
              Registrant's Form 10-Q filed July 10, 2000.
   10.4.6     Sixth Amendment to the Credit and Security Agreement, dated
              June 27, 2000 between the Company and Norwest Bank
              Minnesota, N.A. and The CIT Group/Equipment Financing, Inc.,
              incorporated by reference from Exhibit 10.2 of the
              Registrant's Form 10-Q filed July 10, 2000.
   10.4.7     Seventh Amendment to the Credit and Security Agreement,
              dated November 7, 2000 between the Company and Wells Fargo
              Bank, N.A. and The CIT Group/Equipment Financing, Inc.,
              incorporated by reference from Exhibit 10.4.7 of the
              Registrant's Form 10-K filed November 30, 2000.
   10.4.8     Eighth Amendment to the Credit and Security Agreement, dated
              December 26, 2000 between the Company and Wells Fargo Bank,
              N.A. and The CIT Group/Equipment Financing, Inc.,
              incorporated by reference from Exhibit 10.1 of the
              Registrant's Form 10-Q filed January 16, 2001.
   10.5       Form of Warrant issued in connection with Credit and
              Security Agreement dated June 19, 1998, among the
              Registrant, Norwest Bank Minnesota, N.A., Harris Trust and
              Savings Bank, NBD Bank, N.A., and The CIT Group/Equipment
              Financing, Inc., incorporated by reference from Exhibit 10.2 of the Registrant's Form S-3 dated July 1, 1998 (File No.
              333-58307).
   10.6       Deed of Trust and Security Agreement by and between Sheldahl
              Colorado LLC, the Registrant, the Public Trustee of Boulder
              County, Colorado and Morgan Guaranty Trust Company of New
              York dated November 16, 1999, incorporated by reference from
              Exhibit 10.4 of the Registrant's Form 10-K for the fiscal
              year ended August 27, 1999.
   10.7       Fixed Rate Note between the Registrant as the sole member of
              Sheldahl Colorado LLC and Morgan Guaranty Trust Company of
              New York dated November 16, 1999, incorporated by reference from Exhibit 10.5 of the Registrant's Form 10-K for the
              fiscal year ended August 27, 1999.
   10.8       Guaranty by the Registrant to Morgan Guaranty Trust Company
              of New York dated November 16, 1999, incorporated by
              reference from Exhibit 10.6 of the Registrant's Form 10-K
              for the fiscal year ended August 27, 1999.
   10.9(*)    Limited Liability Company Agreement of Modular Interconnect
              Systems, L.L.C., dated July 28, 1998, without exhibits,
              incorporated by reference from Exhibit 10.1 of the
              Registrant's Form 8-K filed August 28, 1998.
   10.9.1     First Amendment to Limited Liability Company Agreement of
              Modular Interconnect Systems, L.L.C. dated November 10,
              2000, incorporated by reference from Exhibit 10.0 of the
              Registrant's Form 8-K filed November 13, 2000.
   10.10      Loan Agreement, dated February 26, 1998, between the Company and Relational Funding Corporation, incorporated by
              reference from Exhibit 10.1 of the Company's Report on Form
              10-Q filed April 13, 1998.
   10.11      Promissory Note dated February 26, 1998, between the Company and Relational Funding Corporation, incorporated by
              reference from Exhibit 10.2 of the Company's Report on Form
              10-Q filed April 13, 1998.
   10.12      Form of Employment (change of control) Agreement for
              Executive Officers of the Registrant, incorporated by
              reference from Exhibit 10.4 of the Registrant's Form 10-K
              for the fiscal year ended August 30, 1996.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   10.12.1    Form of Amendment No. 1 to Employment (change of control)
              Agreement for Executive Officers of the Registrant,
              incorporated by reference from Exhibit 10.10.1 of the
              Registrant's Form 10-K filed for the fiscal year ended
              August 28, 1998.
   10.12.2    Form of Amendment No. 2 to Employment (change of control)
              Agreement for Executive Officers of the Registrant,
              incorporated by reference from Exhibit 10.12.2 of the
              Registrant's Form 10-K filed for the fiscal year ended
              August 27, 1999.
   10.13      Supplementary Executive Retirement Plan Agreement between
              the Registrant and James E. Donaghy dated November 5, 1996, incorporated by reference from Exhibit 10.12 of the
              Registrant's Form 10-K for the fiscal year ended August 28,
              1998.
   10.14      Letter Agreement between John V. McManus and the Registrant dated October 15, 1999, incorporated by reference from
              Exhibit 10.14 of the Registrant's Form 10-K for the fiscal year ended August 27, 1999.
   10.15      Abstract of Agreement between the Union of Needletrades
              Industrial and Textile Employees and the Registrant dated
              November 12, 1999, incorporated by reference from Exhibit
              10.15 of the Registrant's Form 10-K for the fiscal year
              ended August 27, 1999.
   10.16      Lease dated June 15, 1989 between Aberdeen Development
              Corporation and the Registrant, incorporated by reference
              from Exhibit 10.13 of the Registrant's Form 10-K for the
              fiscal year ended August 27, 1993.
   10.17      Loan Authorization dated October 1, 1994 between South
              Dakota Board of Economic Development Registrant,
              incorporated by reference from Exhibit 10.1 of the
              Registrant's Form 10-Q for the quarter ended February 25,
              1994.
   10.18      Agreement Relating to Employment dated October 1, 1994
              between the South Dakota Board of Economic Development and the Registrant, incorporated by reference from Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended February
              25, 1994.
   10.19      Promissory Note dated October 4, 1993 due to the South
              Dakota Board of Economic Development, incorporated by
              reference from Exhibit 10.3 of the Registrant's Form 10-Q
              for the quarter ended February 25, 1994.
   10.20      Agreement dated January 10, 1994 between the MCM-L
              Consortium and the Advanced Projects Research Agency,
              incorporated by reference from Exhibit 10.4 of the
              Registrant's Form 10-Q for the quarter ended February 25,
              1994.
   10.21      Articles of Collaboration dated November 30, 1993 for the
              MCM-L Consortium, incorporated by reference from Exhibit
              10.5 of the Registrant's Form 10-Q for the quarter ended
              February 25, 1994.
   10.22      Agreement relating to Joint Venture dated August 1, 1995
              between Registrant, Jiangxi Changjiang Chemical Plant, Hong
              Kong Wah Hing (China) Development Co., Ltd. and Jiujiang
              Flex Co., Ltd., incorporated by reference from Exhibit 10.23 of the Registrant's Form 10-K for the fiscal year ended
              September 1, 1995.
   10.23      Agreement relating to payments dated August 1, 1995 between
              Registrant and Jiangxi Changjiang Chemical Plant, Hong Kong
              Wah Hing (China) Development Co., Ltd. and Jiujiang Flex
              Co., Ltd., incorporated by reference from Exhibit 10.24 of the Registrant's Form 10-K for the fiscal year ended
              September 1, 1995.
   10.24      Manufacturing Agreement dated August 1, 1995 between
              Registrant and Jiujiang Flex Co., Ltd., incorporated by
              reference from Exhibit 10.25 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.
   10.25      Marketing and License Agreement dated August 1, 1995 between
              Registrant and Jiujiang Flex Co., Ltd., incorporated by
              reference from Exhibit 10.26 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   10.26      Technology Development Agreement dated August 15, 1995
              between Low Cost Flip Chip Consortium and the Advanced
              Projects Research Agency, incorporated by reference from
              Exhibit 10.27 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.
   10.27      Articles of Collaboration dated July 10, 1995 for the Low
              Cost Flip Chip Consortium, incorporated by reference from
              Exhibit 10.28 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.
   10.28      Technology Development Agreement dated March 23, 1995
              between Plastic Packaging Consortium and the Advanced
              Projects Research Agency, incorporated by reference from
              Exhibit 10.29 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.
   10.29      Articles of Collaboration dated March 17, 1995 for the
              Plastic Packaging Consortium, incorporated by reference from
              Exhibit 10.30 of the Registrant's Form 10-K for the fiscal year ended September 1, 1995.
   10.30      License Agreement dated June 20, 1994 between Sidrabe and
              Registrant, incorporated by reference from Exhibit 10.31 of the Registrant's Form 10-K for the fiscal year ended
              September 1, 1995.
   10.30.1    Amendment No. 1 to License Agreement dated June 20, 1994
              between Sidrabe and the Registrant, incorporated by
              reference from Exhibit 10.28.1 of the Registrant's Form 10-K for the fiscal year ended August 28, 1998.
   10.31      Consulting Agreement dated August 17, 1988 between James S.
              Womack and Sheldahl, Inc. incorporated by reference from
              Exhibit 10.2 of the Registrant's Form 10-K for the fiscal
              year ended August 27, 1993.
   10.32      Sheldahl, Inc. Supplemental Executive Retirement Program
              effective as of January 1, 1995 incorporated by reference
              from Exhibit 10.34 of the Registrant's Form 10-K filed
              November 30, 2000.
   10.32.1    First Amendment to the Sheldahl, Inc. Supplemental Executive
              Retirement Plan effective as of October 14, 1997
              incorporated by reference from Exhibit 10.34.1 of the
              Registrant's Form 10-K filed November 30, 2000.
   10.32.2    Second Amendment to the Sheldahl, Inc. Supplemental
              Executive Retirement Plan effective as of September 16, 1998 incorporated by reference from Exhibit 10.34.2 of the
              Registrant's Form 10-K filed November 30, 2000.
   10.33      Sheldahl, Inc. Retirement Benefit Program for Directors
              incorporated by reference from Exhibit 10.35 of the
              Registrant's Form 10-K filed November 30, 2000.
   22         Subsidiaries of Registrant.
   23.1       Consent of Independent Public Accountants -- Arthur Andersen
              LLP.
   23.2       Consent of Independent Auditors -- Ernst & Young LLP.

-------------------------
(*) Certain portions of this Exhibit have been deleted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2. Spaces corresponding to the deleted portions are represented by brackets with asterisks.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 5, 2001

                                          SHELDAHL, INC.

                                          By: /s/  Donald R. Friedman
                                            ------------------------------------
                                            Donald R. Friedman
                                            President and Chief Executive
                                              Officer

                                          By: /s/  Peter Duff
                                            ------------------------------------
                                            Peter Duff, Vice President-Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on April 5, 2001 and in the capacities indicated.

                              (POWER OF ATTORNEY)

     Each person whose signature appears below constitutes and appoints Donald
R. Friedman and Peter Duff as such person's true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubmission, for such person and in such person's name, place and stead, in any and all capacities, to sign any of all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all said attorneys-in-fact as agents, each acting alone, or such person's substitute or substitutes may lawfully do or cause to be done by virtue thereof.

By: /s/  Donald R. Friedman                                 President and Chief Executive Officer
                                                            and Director (Principal Executive
--------------------------------------------------------    Officer)
    Donald R. Friedman

By: /s/  Peter Duff                                         Vice President-Finance (Principal
                                                            Accounting Officer)
--------------------------------------------------------
    Peter Duff

By: /s/  John D. Lutsi                                      Chairman of the Board of Directors
--------------------------------------------------------
    John D. Lutsi

By: /s/  Stuart A. Auerbach                                 Director
--------------------------------------------------------
    Stuart A. Auerbach

By: /s/  William B. Miller                                  Director
--------------------------------------------------------
    William B. Miller

By: /s/  Raymond C. Wieser                                  Director
--------------------------------------------------------
    Raymond C. Wieser

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants -- Arthur Andersen
  LLP.......................................................    F-1
Report of Independent Public Accountants -- Ernst & Young
  LLP.......................................................    F-2
Consolidated Balance Sheets as of December 29, 2000, and
  January 29, 2000..........................................    F-3
Consolidated Statements of Operations for the Eleven Months
  Ended December 29, 2000, and Twelve Months Ended January
  29, 2000..................................................    F-4
Consolidated Statements of Changes in Shareholders'
  Investment for the Eleven Months Ended December 29, 2000,
  and Twelve Months Ended January 29, 2000..................    F-5
Consolidated Statements of Cash Flows for the Eleven Months
  Ended December 29, 2000, and Twelve Months Ended January
  29, 2000..................................................    F-6
Notes to Consolidated Financial Statements..................    F-7
Schedule II -- Valuation and Qualifying Accounts............    S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Sheldahl, Inc.:

     We have audited the accompanying consolidated balance sheet of Sheldahl, Inc. (a Minnesota corporation) and Subsidiaries as of December 29, 2000, and the related consolidated statements of operations, changes in shareholders' investment and cash flows for the eleven month period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sheldahl, Inc. and Subsidiaries as of December 29, 2000, and the results of their operations and their cash flows for the eleven month period then ended, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and is unable to ascertain whether it will have sufficient liquidity available under its current credit agreement to fund operations or whether the Company will meet various covenant requirements contained in its credit agreement. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/  Arthur Andersen LLP

Minneapolis, Minnesota,
March 12, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Sheldahl, Inc.:

     We have audited the accompanying consolidated balance sheet of Sheldahl, Inc. (a Minnesota corporation) and Subsidiaries (formerly International Flex Holdings, Inc,) as of January 29, 2000, and the related consolidated statements of operations, changes in shareholders' investment and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sheldahl, Inc. and Subsidiaries at January 29, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/  Ernst & Young LLP

Syracuse, New York
March 8, 2000

                        SHELDAHL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 29,    JANUARY 29,
                                                                   2000            2000
                                                               -------------   ------------
                                                               (IN THOUSANDS, EXCEPT SHARE
                                                                   AND PER SHARE DATA)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................     $  9,701        $   573
  Accounts receivable, net of allowance of $1,623 and
     $155...................................................       17,657          3,666
  Inventories...............................................       25,205          4,630
  Prepaid expenses and other current assets.................        1,538          1,171
                                                                 --------        -------
     Total current assets...................................       54,101         10,040
                                                                 --------        -------
Plant and equipment:
  Land and buildings........................................       16,596             --
  Machinery and equipment...................................       50,950         13,397
  Construction in progress..................................        8,238          1,329
  Accumulated depreciation..................................       (3,863)        (1,819)
                                                                 --------        -------
     Net plant and equipment................................       71,921         12,907
                                                                 --------        -------
Intangible and other assets, net............................        3,340          2,813
                                                                 --------        -------
                                                                 $129,362        $25,760
                                                                 ========        =======
                         LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Current maturities of debt................................     $ 22,450        $ 4,215
  Accounts payable..........................................       16,933            945
  Accrued compensation......................................        2,388            540
  Other accrued liabilities.................................       15,767          1,310
                                                                 --------        -------
     Total current liabilities..............................       57,538          7,010
Long-term debt, less current maturities.....................       10,640          9,873
Other non-current liabilities...............................        4,316             --
                                                                 --------        -------
     Total liabilities......................................       72,494         16,883
                                                                 --------        -------
Commitments and contingencies (Notes 2, 3, 5, 7, 8, 9 and
  11).......................................................
Shareholders' investment:
  Preferred stock, $1 par value, 500,000 shares authorized;
     Series D, E, F and G cumulative convertible preferred,
      32,353, 8,060, 1,800; and 11,303 shares issued and
      outstanding at December 29, 2000......................           53             --
  Common stock, $.25 par value, 50,000,000 shares
     authorized; 30,590,011 and 8,736,890 shares issued and
     outstanding............................................        7,648          2,184
  Additional paid-in capital................................       54,830          7,836
  Accumulated deficit.......................................       (5,663)        (1,143)
                                                                 --------        -------
     Total shareholders' investment.........................       56,868          8,877
                                                                 --------        -------
                                                                 $129,362        $25,760
                                                                 ========        =======

   The accompanying notes are an integral part of these consolidated balance sheets.

                        SHELDAHL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         ELEVEN MONTHS ENDED    TWELVE MONTHS ENDED
                                                            DECEMBER 29,            JANUARY 29,
                                                                2000                   2000
                                                         -------------------    -------------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales............................................          $20,417                $24,081
Cost of sales........................................           16,333                 17,051
                                                               -------                -------
Gross profit.........................................            4,084                  7,030
                                                               -------                -------
Expenses:
  Sales and marketing................................            1,337                    804
  General and administrative.........................            3,373                  4,879
  Research and development...........................            2,888                  2,060
  Interest, net......................................            1,203                    960
                                                               -------                -------
     Total expenses..................................            8,801                  8,703
                                                               -------                -------
Loss before income taxes.............................           (4,717)                (1,673)
Income tax benefit...................................              197                    550
                                                               -------                -------
Loss applicable to common shareholders...............          $(4,520)               $(1,123)
                                                               =======                =======
Loss per common share - basic and diluted............          $ (0.51)               $ (0.13)
                                                               =======                =======
Weighted average number of shares outstanding - basic
  and diluted........................................            8,802                  8,737
                                                               =======                =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        SHELDAHL, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT

                                                        ELEVEN MONTHS ENDED     TWELVE MONTHS ENDED
                                                            DECEMBER 29,            JANUARY 29,
                                                                2000                    2000
                                                        --------------------    --------------------
                                                                       (IN THOUSANDS)
Common stock - shares:
  Balance at beginning of period....................            8,737                      --
  Initial capitalization............................               --                   8,737
  Shares deemed issued in Merger....................           12,069                      --
  Sale of common stock..............................            9,784                      --
                                                              -------                 -------
  Balance end of period.............................           30,590                   8,737
                                                              =======                 =======
Series D convertible preferred stock:
  Balance at beginning of period....................          $    --                 $    --
  Shares deemed issued in Merger....................               32                      --
                                                              -------                 -------
  Balance at end of period..........................          $    32                 $    --
                                                              =======                 =======
Series E convertible preferred stock:
  Balance at beginning of period....................          $    --                 $    --
  Shares deemed issued in Merger....................                8                      --
                                                              -------                 -------
  Balance at end of period..........................          $     8                 $    --
                                                              =======                 =======
Series F convertible preferred stock:
  Balance beginning of period.......................          $    --                 $    --
  Shares deemed issued in Merger....................                2                      --
                                                              -------                 -------
  Balance at end of period..........................          $     2                 $    --
                                                              =======                 =======
Series G convertible preferred stock
  Balance at beginning of period....................          $    --                 $    --
  Sale of stock.....................................               11                      --
                                                              -------                 -------
  Balance at end of period..........................          $    11                 $    --
                                                              =======                 =======
Common stock:
  Balance at beginning of period....................          $ 2,184                 $    --
  Initial capitalization............................               --                   2,184
  Shares deemed issued in Merger....................            3,018                      --
  Sale of common stock..............................            2,446                      --
                                                              -------                 -------
  Balance at end of period..........................          $ 7,648                 $ 2,184
                                                              =======                 =======
Additional paid-in capital:
  Balance at beginning of period....................          $ 7,836                 $    --
  Initial capitalization............................               --                   7,836
  Deemed equity value at Merger.....................           22,840                      --
  Proceeds from sale of common stock................           11,251                      --
  Proceeds from sale of series G preferred stock....           11,292                      --
  Value of warrants issued with subordinated
     notes..........................................            1,611                      --
                                                              -------                 -------
  Balance at end of period..........................          $54,830                 $ 7,836
                                                              =======                 =======
Accumulated deficit:
  Balance at beginning of period....................          $(1,143)                $    --
  Common stock issued at initial capitalization for
     no consideration...............................               --                     (20)
  Net loss..........................................           (4,520)                 (1,123)
                                                              -------                 -------
  Balance at end of period..........................          $(5,663)                $(1,143)
                                                              =======                 =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        SHELDAHL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            ELEVEN MONTHS ENDED    TWELVE MONTHS ENDED
                                                               DECEMBER 29,            JANUARY 29,
                                                                   2000                   2000
                                                            -------------------    -------------------
                                                                          (IN THOUSANDS)
Operating activities:
  Net loss..............................................         $ (4,520)               $(1,123)
  Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Depreciation and amortization......................            2,807                  2,433
     Provision for bad debts............................               14                    155
     Non-cash interest..................................              513                    527
  Net change in other operating activities:
     Accounts receivable................................            2,238                 (3,821)
     Inventories........................................             (250)                  (983)
     Prepaid expenses and other current assets..........              556                 (1,171)
     Accounts payable and accrued liabilities...........            2,806                    576
                                                                 --------                -------
  Net cash provided by (used in) operating activities...            4,164                 (3,407)
                                                                 --------                -------
Investing activities:
  Capital expenditures, net.............................           (4,614)                (3,026)
  Increase in other assets..............................             (945)                  (494)
                                                                 --------                -------
     Net cash used in investing activities..............           (5,559)                (3,520)
                                                                 --------                -------
Financing activities:
  Net proceeds from credit facility.....................           10,062                     --
  Issuance of senior subordinated notes.................            6,500                     --
  Borrowings of long-term debt..........................               --                  5,250
  Repayments of long-term debt..........................          (10,915)                    --
  Proceeds from sale of common stock....................           13,697                     --
  Proceeds from sale of preferred stock.................           11,303                     --
                                                                 --------                -------
     Net cash provided by financing activities..........           10,523                  5,250
                                                                 --------                -------
Net increase (decrease) in cash and cash equivalents....            9,128                 (1,677)
                                                                 --------                -------
Cash and cash equivalents, beginning of period..........              573                  2,250
                                                                 --------                -------
Cash and cash equivalents, end of period................         $  9,701                $   573
                                                                 ========                =======
Supplemental cash flow information:
  Interest paid.........................................         $  1,130                $   378
                                                                 ========                =======
  Income taxes paid.....................................         $     13                $   160
                                                                 ========                =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        SHELDAHL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Business Description

     Sheldahl, Inc. (the Company or Sheldahl) creates and distributes high-density substrates, high-quality flexible printed circuitry, and thin, flexible laminates and their derivatives to worldwide markets. The Company's laminates are of two types: adhesive-based tapes and materials, and its patented adhesiveless material, Novaclad(R) and I-Flex. From these materials, the Company fabricates high-value derivative products: single- and double-sided flexible interconnects and assemblies under the trade names Flexbase(R), Novaflex(R) HD, Novaflex(R) VHD, FlexStrate, DendriPlate(R) and substrates for silicon chip carriers under the trade names ViaArray(R) and ViaThin(R). Management believes that Sheldahl's leading technology products serve the electronic interface between the function of electronic-based products and their integrated circuits. The Company targets specific OEMs and contract assemblers in the telecommunications, computer, medical, automotive and aerospace markets in the drive to create electronic-based products that require increased functionality.

     The Company operates in two business divisions identified as the Materials and Flex Interconnect Division (MFI), and the International Flex Technologies Division (IFT). The MFI business division specializes in high quality, roll-to-roll flexible circuits and specialty materials for the automotive, communications, and aerospace markets. The IFT business division consists of fine-line, roll-to-roll flexible circuits including substrates for silicon chip carriers. These products target the telecommunications, computer and medical markets.

     The Company's high performance products -- FlexStrate, ViaArray, ViaThin, Novaflex HD and Novaflex VHD provide substantial benefits compared to traditional flexible circuits, including the capability for very fine circuit traces and very small holes, or vias, thus utilizing both sides of the laminate for circuit routing reducing size and cost per function. The Company has developed its ViaThin to enable IC manufacturers to package future generations of ICs economically by attaching the silicon die to a ViaThin substrate manufactured by the Company or other circuitry manufacturers using the Company's Novaclad or ViaArray products. As ICs are becoming increasingly powerful, they produce more heat and require a greater number of connections to attach the silicon die, placing substantially greater demands on IC packaging materials. The Company's substrates for silicon chip carriers offer high-end thermal, electrical and quality attributes.

(2) Merger Transaction and Basis of Presentation

     Merger --

     On December 28, 2000, Sheldahl acquired all of the outstanding securities of International Flex Holdings, Inc. (Holdings) for approximately 8.7 million shares of Sheldahl's common stock, plus shares issuable under stock options and warrants of approximately 1.0 million shares, under the terms of a definitive merger agreement, as amended, (the Merger Agreement) by and among Sheldahl, IFT West Acquisition Company, a newly formed subsidiary of Sheldahl (West), Holdings, the sole shareholder of International Flex Technologies, Inc., the operating company, and the stockholders of Holdings (the Holdings Stockholders). Under the terms of the Merger Agreement, West merged with and into Holdings, with Holdings surviving and becoming a wholly owned subsidiary of Sheldahl (the Merger). As consideration for the Merger, holders of outstanding shares of Holdings' equity securities received shares of Sheldahl common stock. Holdings' option holders and warrant holder received options and a warrant to purchase shares of Sheldahl common stock based upon the exchange ratio, as defined.

     Common Stock and Series G Convertible Preferred Stock Investment --

     Concurrent with consummating the Merger, Sheldahl completed an equity investment pursuant to a stock purchase agreement (the Stock Purchase Agreement) by and among Sheldahl and three accredited investors (the Investors), who collectively invested an aggregate of $25.0 million in equity capital in exchange for approximately 9.8 million shares of Sheldahl common stock and 11,303 shares of a newly created 11.06% Series G Convertible Preferred Stock of Sheldahl, par value $1.00 per share (the Series G Convertible Preferred Stock), such shares are convertible in the aggregate into approximately 8.1 million shares of Sheldahl common stock (the Equity Investment).

     The Series G Convertible Preferred Stock is convertible into shares of Sheldahl common stock at any time. Each holder of the Series G Convertible Preferred Stock is entitled to convert each share of Series G Convertible Preferred Stock into that number of shares of Sheldahl common stock that equals $1,000 plus accrued dividends divided by the Conversion Price. The Conversion Price is $1.40 per share and is subject to adjustment from time-to-time under certain anti-dilution provisions, as defined. The Series G Convertible Preferred Stock is entitled to approximately 11.06% dividends, payable annually. For a period of twenty-four months from the date of issuance, Sheldahl is obligated to pay the dividend in shares of its common stock at a Dividend Conversion Price of $1.625, as adjusted from time-to-time under certain anti-dilution provisions, as defined. Thereafter, Sheldahl may pay the dividend in shares of its common stock, or, at its option, cash. One year of dividends at the Dividend Conversion Price would equate to approximately 769,300 shares.

     The Series G Convertible Preferred Stock is subordinate to the Company's Series D, E and F Convertible Preferred Stock with regard to payment of dividends and proceeds upon liquidation. Upon a liquidation of all of the assets of Sheldahl, the holders of the Series G Convertible Preferred Stock would be entitled to receive $25.0 million plus any accrued but unpaid dividends less the market value of the shares of common stock purchased under the Stock Purchase Agreement and retained by the holders of the Series G Convertible Preferred Stock following the adoption of a plan of liquidation, provided that any shares of common stock purchased under the Stock Purchase Agreement may be turned into Sheldahl for cancellation at the election of the holders of the Series G Preferred Stock after eighteen months from the original issue date. The Company may require holders of the Series G Convertible Preferred Stock to convert to common stock provided that Sheldahl's common stock trades at a price greater than $12.50 for at least thirty consecutive business days and the average daily trading volume of Sheldahl's common stock on the NASDAQ National market for thirty consecutive business days exceeds 50,000 shares.

     Subordinated Notes and Warrant Purchase Investment --

     Concurrent with consummating the Merger and Equity Investment, Sheldahl completed the issuance of $6.5 million of subordinated notes. Under the terms of the agreement, the purchasers acquired $6.5 million of 12% senior subordinated notes (the Subordinated Notes) and related warrants (the Warrants) (collectively, the Debt Investment). The purchasers collectively received Warrants to purchase 1,526,814 shares of Sheldahl common stock. The Warrants issued under the Debt Investment are exercisable at $.01 per share for a period of seven years. As discussed in Note 5, the warrants were recorded at their estimated value at the date of issuance as an increase to equity and a discount to the Subordinated Notes, and will be accreted to interest expense over the five-year period of the Subordinated Notes.

     Post Transactions Ownership --

     After completion of the Merger, Equity Investment and Debt Investment (the Transactions), the parties that acquired securities in the Transactions collectively hold securities representing ownership of approximately 60% of Sheldahl's currently outstanding common stock and 60% of Sheldahl on a fully diluted basis (assuming conversion of all Sheldahl convertible securities). In addition, as part of the Transactions, the Company issued warrants to purchase 175,000 shares of Sheldahl common stock to its investment advisor, exercisable at $2.77 per share for seven years.

     Basis of Presentation --

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly owned subsidiaries. The Merger discussed above resulted in Sheldahl acquiring all of the outstanding securities of

Holdings, with Holdings becoming a wholly owned operating subsidiary of Sheldahl. Although Sheldahl is the legal survivor in the Merger and remains the registrant with Securities and Exchange Commission, under United States generally accepted accounting principles, as a result of the number of shares issued and sold in the Transactions, the Merger will be accounted for as a reverse acquisition, whereby Holdings is considered the 'acquirer' of Sheldahl for financial reporting purposes. Among other matters, this will require Sheldahl to present in all financial statements and other public informational filings, post completion of the Transactions, prior historical financial and other information of Holdings, and require a retroactive restatement of Holdings historical shareholders' investment for the equivalent number of shares of common stock received in the Merger. Accordingly, the accompanying consolidated financial statements present the results of Holdings from the date it commenced operations (February 1, 1999). Immediately prior to the commencement of its operations, Holdings acquired certain assets from International Business Machines Corporation (IBM). The aggregate purchase price was approximately $18 million and was funded by a $10 million capital contribution and debt financing.

     The accompanying financial statements include the results of Holdings since it commenced operations (February 1, 1999) and reflect the acquisition of Sheldahl on December 28, 2000 under the purchase method of accounting. The equity accounts and equity transactions of the combined entity reflect that of the legal acquirer, Sheldahl, as required under reverse acquisition accounting. The aggregate purchase price was approximately $25.9 million. The assets acquired and liabilities assumed have been recorded at their estimated fair values as of the date of acquisition. The excess fair value of the assets acquired and liabilities assumed over the purchase price paid has been recorded as negative goodwill. This amount, approximating $8.8 million, has been recorded as a reduction to property and equipment. Certain of the assets acquired and liabilities assumed have been recorded based upon preliminary estimates as of the date of acquisition. The final purchase price allocation may be materially different from preliminary allocations with respect to property and equipment and other intangible assets based upon finalization of fair value determination. Any changes to the preliminary estimates within one year of the purchase date will be reflected as an adjustment to negative goodwill resulting in an adjustment to property and equipment. The operating results of Sheldahl have been included in the consolidated financial statements since its deemed date of acquisition under reverse acquisition accounting, December 28, 2000. The pro forma effects of the acquisition are included in the table below. No financial information is available for periods prior to February 1, 1999, with respect to Holdings. All significant intercompany transactions have been eliminated in consolidation.

     Subsequent to the Transactions, Sheldahl's Board of Directors determined that it would be in the best interests of the Company to change its fiscal year end to the Friday closest to December 31 of each year, beginning with December 29, 2000.

     Pro Forma Financial Information --

     The accompanying unaudited consolidated pro forma results of operations give effect to the Transactions discussed above as if such Transactions had occurred at the beginning of the period (in thousands, except per share amounts):

                                               DECEMBER 29, 2000    JANUARY 29, 2000
                                               -----------------    ----------------
Net sales..................................        $137,673             $153,152
Operating loss.............................         (22,780)             (19,516)
Net loss...................................         (25,699)             (22,178)
Basic and diluted loss per share...........        $  (0.84)            $  (0.73)

     Acquisition Integration --

     In connection with the Merger, the Company has developed and began to implement facility consolidation plans designed to better integrate the combined operations and to reduce its cost structure. Purchase liabilities recorded by the Company as part of the acquisition included approximately $0.2 million for costs associated with the shutdown and consolidation of certain acquired facilities and $1.6 million for severance and other related costs. None of these reserves were used in the eleven month period ended December 29, 2000.

Certain of the plans will continue to be modified and adjusted throughout 2001 as the Company finalizes its consolidation plans. The Company currently anticipates the employee terminations and facility consolidation will be completed by the end of 2001, except for contractual obligations that will continue through 2003.

(3) Liquidity and Going Concern Matters

     As discussed in Note 2, Holdings began operations on February 1, 1999, and has incurred operating losses of approximately $5.6 million during the twenty-three month period ended December 29, 2000. On a pro-forma basis, including the operations of Sheldahl, the Company has incurred losses of approximately $47.9 million during the same period. These losses have been principally financed through equity and debt financing.

     Fiscal 2001 capital expenditures for the Company, including the operations of Sheldahl, are planned at approximately $8.5 million. Scheduled debt repayments for fiscal 2001 (excluding amounts under the Credit Agreement and 12% Senior Subordinated Notes that could be called by the lenders due to non-compliance with the debt covenants -- see note 5) will be approximately $4.1 million, including approximately $2.5 million on the bank term facility and approximately $1.6 million for various other debts.

     The Company experienced significant softening of sales orders during the later half of 2000 and consequently poor operating performance. The Company is continuing to develop a combined operational and financial plan for the Company. In the interim, the Company has developed and will begin to implement cost reduction plans to improve operating performance. However, the Company anticipates that it will be out of compliance with certain of its debt covenants as of March 30, 2001 (see Note 5). The inability of the Company to i) obtain waivers for anticipated events of non-compliance under its credit agreement;
(ii) implement cost reduction action plans; iii) achieve profitable execution of the sales orders received for its IFT- Longmont business; iv) achieve operating performance from the SMFI business above pro forma 2000 levels; v) achieve other cost or productivity improvements; and vi) maintain adequate liquidity to fund normal operations would result in the Company being out of compliance with certain of its debt covenants thereby allowing the Company's lenders to require full repayment of the outstanding borrowings under the Company's credit agreement and/or leave the Company in a cash reserve position that would require additional capital to fund operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has and will continue to implement operational measures designed to address the Company's operational and cash flow objectives. Should any of the adverse matters discussed above ultimately occur, management will attempt to take one or all of the following actions; i) seek continuing waivers of bank covenants; ii) obtain new equity capital; iii) issue new debt; and/or iv) significantly restructure the Company's operations. However, there can be no assurance that the Company will be successful in obtaining waivers of bank covenants, achieving positive operating results during fiscal 2001, in its attempt to issue additional debt or to raise additional capital on terms acceptable to the Company, or in the event of the failure of the foregoing, successfully take the actions described above.

(4) Summary of Significant Accounting Policies

     Use of Estimates --

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Ultimate results could differ from those estimates.

     Fair Value of Financial Instruments --

     The carrying amounts reported in the consolidated balance sheet for accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount for long-term debt under the Company's credit agreement approximates fair value because of the variable rate feature and because the related interest rates are comparable to rates currently available to the Company for debt with similar terms. The fair value of the Company's outstanding notes payable, excluding the note payable to IBM, were recorded at fair value in connection with the Merger discussed in Note 2. The fair value approximated carrying value based upon quoted market rates. The fair value of the Company's note payable to IBM, based on the present value of estimated future cash flows, approximates fair value.

     Significant Customers --

     The Company's two largest customers accounted for 70% and 53% of net sales in the eleven months ended December 29, 2000 and the twelve months ended January 29, 2000 respectively. No other customers accounted for more than 10% of net sales. At December 29, 2000, amounts due from these customers approximated $138,000 and $244,000, respectively.

     Export Sales --

     The Company had export sales of approximately $1,130,000 for the eleven month period ended December 29, 2000 and approximately $916,000 for the twelve month period ended January 29, 2000.

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

     The components of inventories are as follows (in thousands):

                                               DECEMBER 29, 2000    JANUARY 29, 2000
                                               -----------------    ----------------
Raw material...............................         $ 9,769              $  941
Work-in-process............................           7,589               1,747
Finished goods.............................           7,847               1,942
                                                    -------              ------
Total......................................         $25,205              $4,630
                                                    =======              ======

     Plant and Equipment --

     Plant and equipment acquired prior to the Merger discussed in Note 2 are stated at cost and include expenditures that increase the useful lives of existing plant and equipment. Maintenance, repairs and minor renewals are charged to operations as incurred. When plant and equipment are disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in the results of operations. As discussed in Note 2, in connection with the Merger, acquired plant and equipment was recorded at estimated fair value. The Merger resulted in negative goodwill of approximately $8.8 million, which has been recorded as a reduction to the carrying value of acquired plant and equipment. Certain of these assets have been recorded based upon preliminary estimates and are subject to adjustment based upon finalization of fair value determination.

     For financial reporting purposes, plant and equipment are depreciated principally on a straight-line basis over the estimated useful lives of 20 to 40 years for buildings and 3 to 15 years for machinery and equipment. For income tax reporting purposes, straight-line and accelerated depreciation methods are used.

     Earnings per Share --

     The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed using the weighted average number of shares of common stock, the dilutive common equivalent shares related to stock options and warrants outstanding during the period and the equivalent common shares of convertible preferred stock, if those equivalent shares are dilutive. During the eleven month period ended December 29, 2000, and the twelve month period ended January 29, 2000, stock options, warrants and convertible preferred stock equivalents were anti-dilutive and, therefore, not included in the computation of diluted earnings per share.

     New Accounting Pronouncements --

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," December 30, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS No. 133 did not have a material impact on the Company's results of operations or financial position.

     Start-up Costs --

     The Company expenses start-up costs as incurred. Start-up activities are broadly defined and include one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, commencing some new operation, and organizing a new entity.

     Intangible and Other Assets --

     Intangible and other assets consist principally of purchased patent rights that are being amortized on a straight-line basis over a five year period, and are presented net of accumulated amortization of approximately $1,211,000 and $634,000 at December 29, 2000, and January 29, 2000, respectively.

     The Company is in process of determining the value, if any, of certain intangible assets associated with the Merger discussed in Note 2. The fair value associated with any intangible assets acquired will be recorded and amortized over their useful lives, and will result in a reduction of the negative goodwill resulting from the acquisition, which was recorded as a reduction to the carrying value of plant and equipment.

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

(5) Financing

Debt consisted of the following (in thousands):

                                                                DECEMBER 29,    JANUARY 29,
                                                                    2000           2000
                                                                ------------    -----------
Revolving credit facility, interest at prime plus two
  percent (11.5% at December 29, 2000)......................      $  4,765        $    --
Term facility, interest at prime plus two percent (11.5% at
  December 29, 2000)........................................        11,077             --
12% Senior Subordinated Notes, net..........................         4,889             --
Note payable to insurance company, secured by real estate
  mortgage. Interest at 8.53% with monthly payments of $48,
  including principal and interest through December 2009....         4,252             --
Note payable to IBM.........................................         5,627          5,838
Note payable to bank, due on demand, interest at prime plus
  1 1/4% (9.50% at January 29, 2000). Repaid in connection
  with Transactions (see Note 2)............................            --          4,250
Line of credit with a bank, secured by receivables and
  inventory. Interest at prime (8.25% at January 29, 2000).
  Repaid in connection with Transactions (see Note 2).......            --          4,000
Capitalized lease obligations payable to an investment
  company secured by computer equipment and software.
  Interest at 10.17% with monthly payments of $40, including
  principal and interest through July 2002..................           655             --
Capitalized lease obligation payable to a bank, secured by
  computer, communications equipment and related software.
  Interest at 7.8% with monthly payments of $14, including
  principal and interest through October 2003...............           274             --
Installment note due a finance company, secured by computer
  hardware and software, interest at 9.69% with monthly
  payments of $49, including principal and interest through
  January 2003..............................................         1,102             --
Note payable to Economic Development Agency, interest at
  3.0% with monthly interest only payments of $1 until
  October 2001, due August 2009.............................           450             --
                                                                  --------        -------
                                                                    33,090         14,088
Less-current maturities.....................................       (22,450)        (4,215)
                                                                  --------        -------
                                                                  $ 10,640        $ 9,873
                                                                  ========        =======

     At December 29, 2000, the Company's amended credit agreement consists of two separate facilities: a revolving credit facility of up to $25 million based on the Company's adjusted working capital; and a term facility for $16 million based on the appraised value of the Company's unencumbered equipment. Interest on the revolving credit facility and the term facility is charged at the prime rate plus two percent (11.5% as of December 29, 2000). As of December 29, 2000, the amount available to borrow on the revolving credit facility was approximately $7.1 million, which reflects a $5 million reduction by the Company's lenders for a liquidity reserve. All borrowings under the credit agreement are secured by the Company's tangible and intangible assets. The term facility requires monthly repayments of $205,000, with the remaining outstanding balance under the term facility and the revolving credit facility due June 1, 2002.

     In connection with the obtainment of the credit agreement, the Company issued to the lenders warrants to purchase 230,000 shares of common stock at a price of $3.01 per share, exercisable through July 2003. The warrants are subject to adjustment for certain anti-dilution provisions. As of December 29, 2000, none of the warrants had been exercised.

     The credit agreement restricts the payments of cash dividends, capital expenditures and the redemption of preferred stock, and requires the Company to meet certain financial covenants, including maintaining certain levels of pre-tax net income (loss), cash flow available for debt service and debt service coverage ratios. Existing economic and industry conditions, as well as operational performance of the Company's business units, have resulted in the Company anticipating being out of compliance with certain of the financial covenants as of March 30, 2001. In response, the Company is in process of implementing cost reduction action plans and other matters as discussed in Note 3, and will initiate discussions with its lenders with respect to amending such financial covenants. While management currently believes that it will be successful in obtaining an amendment, there can be no assurance that an amendment will be obtained on terms acceptable to the Company. As a result of this pending event of non-compliance, the Company has classified the borrowings under the Credit Agreement as current in the accompanying December 29, 2000 consolidated balance sheet. In addition, an event of default under the Credit Agreement will cause an event of default under the terms of the 12% Senior Subordinated Notes. As such, the 12% Senior Subordinated Notes have also been classified as current in the accompanying December 29, 2000 consolidated balance sheet. No other adjustments to the carrying amount or classification of assets or liabilities in the accompanying financial statements have been made with respect to this pending event of non-compliance.

     As part of the Transactions discussed in Note 2, Sheldahl completed the issuance of $6.5 million of Senior Subordinated Notes. In addition, the purchasers collectively received warrants to purchase 1,526,814 shares of Sheldahl common stock. The warrants are exercisable at $.01 per share for a period of seven years. The fair value of the warrants, as determined using the Black-Scholes pricing model, amounting to approximately $1.6 million, has been reflected as a discount to the carrying value of the Senior Subordinated Notes and as a credit to additional paid-in capital. The $1.6 million will be accreted to interest expense over the five-year period of the Senior Subordinated Notes.

     In connection with the formation of Holdings, the Company entered into an intellectual property and license agreement with IBM. The Company obtained seller financing through a five-year $7.5 million non-interest bearing note. This financing was discounted at a rate of 9.75%, with accrued interest being added to the carrying value of the note. Semi-annual principal payments began July 2000 and continue until January 2004.

     Future maturities of debt as of December 29, 2000 are as follows (in thousands):

    2001........................................................    $22,450
    2002........................................................      2,340
    2003........................................................      2,415
    2004........................................................      1,551
    2005........................................................        130
    Thereafter..................................................      4,204
                                                                    -------
                                                                    $33,090
                                                                    =======

(6) Effect of the Merger on Shareholders' Investment and Earnings Per Share

     As a result of the Merger discussed in Note 2, the historical shareholder's investment of Holdings, deemed the accounting acquirer for financial reporting purposes, has been retroactively restated to reflect the effect of the exchange ratio established as part of the Merger. Shareholders' investment presents the equivalent number of shares received in the Merger after giving effect to the difference in par value of common stock, with the offset to additional paid-in capital. The accumulated deficit of Holdings, as the accounting acquirer, has been carried forward. Operations prior to the Merger are those of Holdings as the accounting acquirer. Earnings per share for periods prior to the Merger have been retroactively restated to reflect the number of equivalent shares of common stock received by Holdings as the acquiring company. The shares of common and preferred stock outstanding of Sheldahl prior to the Merger are reflected as being issued at the date of the Merger in the accompanying December 29, 2000, statement of shareholders' investment.

(7) Preferred Stock and Warrants

     Preferred Stock --

     As discussed in Note 2, as part of the Transactions, the Company sold 11,303 shares of Series G Convertible Preferred Stock in December 2000 with a total stated value of $11,303,000. This Series G preferred stock earns an approximate 11.06% dividend rate, payable annually. The dividend is payable in shares of common stock of the Company for the twenty four months from the date of issuance at a stated value of $1.625 per share. Thereafter the Company may pay the dividend in shares of its common stock or, at its option, cash. The Series G preferred stock is convertible into approximately 8.1 million shares of common stock at a fixed rate of $1.40 per share. The Series G preferred stock is subordinated to the Series D, E and F preferred stock with regard to payment of dividends and proceeds upon liquidation. Accrued dividends of approximately $4,000 are included in accounts payable in the accompanying December 29, 2000, consolidated balance sheet.

     Prior to the Merger discussed in Note 2, Sheldahl completed the following equity issuances:

     - The Company issued 1,800 shares of Series F Convertible Preferred Stock with a total stated value of $1,800,000. This Series F preferred stock earns a 5% dividend rate, payable annually in shares of common stock or cash at the Company's option, and is convertible into nearly 330,000 shares at a fixed rate of $5.46 per share, adjustable for certain anti-dilution provisions. The purchasers of the Series F preferred stock were also issued 55,800 warrants to purchase the Company's Common Stock at a price of $5.46 per share, adjustable for certain anti-dilution provisions. These warrants expire in January 2005. None of the warrants have been exercised as of December 29, 2000. Net proceeds from the Series F preferred stock were approximately $1,800,000. As of December 29, 2000, 1,800 shares of Series F preferred stock were outstanding. Accrued dividends of approximately $88,000 are included in accounts payable in the accompanying December 29, 2000, consolidated balance sheet.

     - The Company issued 8,560 shares of Series E Convertible Preferred Stock with a total stated value of $8,560,000. This Series E preferred stock earns a 5% dividend rate, payable annually in shares of common stock or cash at the Company's option, and is convertible into nearly 1.4 million shares at a fixed rate of $6.25 per share, adjustable for certain anti-dilution provisions. The purchasers of the Series E preferred stock were also issued 85,600 warrants to purchase the Company's common stock at a price of $7.8125 per share, adjustable for certain anti-dilution provisions. These warrants expire in February 2004. None of the warrants have been exercised as of December 29, 2000. Net proceeds from the Series E preferred stock were approximately $8,460,000. As of December 29, 2000, 8,060 shares of Series E convertible preferred stock were outstanding. Accrued dividends of approximately $344,000 are included in accounts payable in the accompanying December 29, 2000, consolidated balance sheet.

     - The Company issued 32,917 shares of Series D Convertible Preferred Stock with a total stated value of $32,917,000. This Series D preferred stock earns a 5% dividend rate, payable annually in shares of common stock or cash at the Company's option, and is convertible into nearly 5.4 million shares at a fixed rate of $6.12 per share, adjustable for certain anti-dilution provisions. The holders of the Series D preferred stock were also issued 329,170 warrants to purchase the Company's common stock at a price of $7.6875 per share, adjustable for certain anti-dilution provisions. These warrants expire in July 2001. None of the warrants have been exercised as of December 29, 2000. Net proceeds from the Series D preferred stock were $32,409,000. As of December 29, 2000, 32,353 shares of Series D preferred stock were outstanding. Accrued dividends of approximately $683,000 are included in accounts payable in the accompanying December 29, 2000, consolidated balance sheet.

     Warrants --

     In addition to the warrants issued and outstanding discussed in Notes 2 and 5, and those issued in conjunction with the preferred stock discussed above, the Company has issued and outstanding additional warrants for the purchase of 484,600 shares of the Company's common stock at a price of $1.67 per share, expiring January 2004.

(8) Stock Based Compensation

     The shareholders of the Company have approved stock option plans (the Plans) for officers, other full-time key salaried employees, and non-employee directors of the Company to reward outstanding performance and enable the Company to attract and retain key personnel. Under the Plans, options are granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant and are generally exercisable for five or ten years. The Plans also provide for automatic grants of 25,000 target grant replacement stock options to each non-employee director of the Company on the date that each such director is first elected to the Board of Directors, and expire, to the extent not already expired, one year after termination of service as a Director. As of December 29, 2000, the Plans authorize the future granting of options to purchase up to approximately 1,976,000 shares of common stock.

     The following table summarizes the stock option transactions for the periods indicated and includes, for the periods prior to the Merger discussed in
Note 2, option activity of both Holdings and Sheldahl. Options of Holdings outstanding at the date of the Merger were converted to options of Sheldahl at the exchange ratio defined as part of the Merger.

                                                               SHARES         PRICE PER SHARE
                                                              ---------      ------------------
Outstanding at February 1, 1998...........................    1,451,832      $ 5.000 to $22.125
  Granted.................................................      268,715      $ 5.125 to $17.125
  Exercised...............................................      (32,569)     $ 5.000 to $7.0125
  Lapsed..................................................     (112,936)     $ 5.000 to $22.125
                                                              ---------
Outstanding at January 31, 1999...........................    1,575,042      $  5.00 to $22.125
  Granted.................................................      466,777      $0.2564 to $6.6875
  Exercised...............................................         (834)     $    5.25 to $5.25
  Lapsed..................................................     (184,078)     $  5.00 to $22.125
                                                              ---------
Outstanding at January 29, 2000...........................    1,856,907      $  5.00 to $22.125
  Granted.................................................      155,463      $  0.2564 to $5.00
  Lapsed..................................................     (118,235)     $  5.00 to $22.125
                                                              ---------
Outstanding at December 29, 2000..........................    1,894,135      $0.2564 to $22.125
                                                              =========

     Options exercisable were 1,394,540 as of December 29, 2000; 1,088,671 as of January 29, 2000; and 954,008 as of January 31, 1999.

     The options outstanding as of December 29, 2000, expire five or ten years after the grant date as follows:

                                                           NUMBER OF OPTIONS
                    FISCAL YEARS                              THAT EXPIRE
                    ------------                           -----------------
2001................................................             40,575
2002................................................            129,469
2003................................................            107,016
2004................................................             64,820
2005................................................            134,280
2006................................................            229,320
2007................................................            175,488
2008................................................            393,427
2009................................................            583,773
2010................................................             35,967

     As provided for in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company continues to measure compensation cost for its plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income (loss) and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been followed. The following tables and information with respect to SFAS No. 123 includes, for the periods prior to the Merger discussed in Note 2, option activity of both Holdings and Sheldahl. Options outstanding at the date of the Merger of Holdings were converted to options of Sheldahl at the exchange ratio defined as part of the Merger.

     The following weighted average assumptions were utilized by the Company:

                                                      ELEVEN MONTH PERIOD        TWELVE MONTH PERIOD
                                                    ENDED DECEMBER 29, 2000     ENDED JANUARY 29, 2000
                                                    -----------------------     ----------------------
Risk-free interest rate........................           5.42 - 6.63%               5.61 - 6.32%
Expected lives.................................               7 years                    7 years
Expected volatility............................                    52%                        52%

     Using the Black-Scholes option pricing model, the total value of stock options granted during the eleven month period ended December 29, 2000, was $24,000, and during the twelve month period ended January 29, 2000 was $572,000 which would be amortized on a pro forma basis over the vesting period of the options (typically ranging from six months to four years). The weighted average fair value of options granted during those periods was $4.47 and $5.19 per share, respectively.

     If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net loss per share (basic and diluted) would have been as follows:

                                                        ELEVEN MONTH PERIOD         TWELVE MONTH PERIOD
                                                               ENDED                       ENDED
                                                         DECEMBER 29, 2000            JANUARY 29, 2000
                                                      ------------------------    ------------------------
                                                      AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                                                      -----------    ---------    -----------    ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss..........................................      $(4,520)      $(7,773)      $(1,123)      $(5,431)
Loss per share....................................      $ (0.51)      $ (0.92)      $ (0.13)      $ (0.63)

(9) Commitments and Contingencies

     Lease Commitments --

     The Company has non-cancelable operating lease commitments for certain manufacturing facilities and equipment, which expire at various dates through 2003. Minimum commitments as of December 29, 2000, under operating leases are approximately $5.1 million in 2001, $3.2 million in 2002, $3.1 million in 2003 and $2.6 million in 2004. In accordance with the terms of the lease agreements, the Company is required to pay maintenance and property taxes related to the leased property. Operating lease expense was approximately $2.6 million for the eleven months ended December 29, 2000 and approximately $2.9 million for the twelve months ended January 29, 2000.

     The Company has entered into various capital lease arrangements for the purchase of certain communication and computer equipment and related software totaling approximately $2.7 million. The following is a schedule of future gross minimum capital lease payments (in thousands):

2001........................................................    $521
2002........................................................     408
                                                                ----
                                                                 929
Less amount representing interest...........................     (81)
                                                                ----
Present value of net minimum capital lease payments.........    $849
                                                                ====

     Employment Agreements --

     The Company has employment agreements with certain officers not affiliated with Holdings prior to the merger which, as a result of the Merger discussed in
Note 2, require severance benefits of $1.2 million, or a greater amount, if any, payable under the Company's severance pay plan, which provides generally for payment based on length of service of up to two times an employee's base pay in effect on the date of termination if an employee is terminated at the Company's initiative and such employee is in good standing at the time of such termination. Benefits under the employment agreements are available upon termination of employment if the officer continues employment with the Company for at least one year from the date of the Merger or if certain other events occur resulting in a termination of employment within three years of the date of the Merger.

     Certain officers which were affiliated with Holdings prior to the Merger have employment agreements which provide severance payments ranging from 12 to 18 months of an employee's base pay in the event of a termination of employment by the Company without cause of by the employee for good reason, as defined. One officer's employment agreement provides additional severance benefits if his employment is terminated within one year following a change of control either by the Company without cause or by the officer for good reason. In such event, the officer receives severance pay through the end of the term of the agreement plus twelve months.

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

(10) Income Taxes

     The Company accounts for income taxes following the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. From a tax attribute perspective, the Merger discussed in
Note 2 is treated as if Holdings was the acquiree; thus, the tax attributes of the Company post Merger are those of the continuing legal entity, Sheldahl, as if Sheldahl had acquired Holdings.

     Significant components of the provision (benefit) for income taxes for the eleven month period ended December 29, 2000, and the twelve month period ended and January 29, 2000, are as follows (in thousands):

                                                      DECEMBER 29,    JANUARY 29,
                                                          2000           2000
                                                      ------------    -----------
Current:
  Federal.........................................       $  --           $  50
  State...........................................        (242)           (555)
Deferred..........................................          45             (45)
                                                         -----           -----
                                                         $(197)          $(550)
                                                         =====           =====

     A reconciliation of the provision (benefit) for income taxes at the statutory rate to the reported income tax provision (benefit) for the respective following periods is as follows (in thousands):

                                                      DECEMBER 29,    JANUARY 29,
                                                          2000           2000
                                                      ------------    -----------
Federal provision at statutory rate...............        (34)%           (34)%
Change in valuation allowance.....................         40              52
New York state refundable credits.................         (5)            (45)
Federal AMT.......................................         --               3
State taxes, net of federal benefit...............         (6)             (6)
Other.............................................          1              --
                                                          ---             ---
                                                           (4)%           (33)%
                                                          ===             ===

     A summary of deferred income taxes is as follows (in thousands):

                                                                DECEMBER 29,    JANUARY 29,
                                                                    2000           2000
                                                                ------------    -----------
Deferred tax assets:
  Net operating loss carryforwards..........................      $ 30,573        $  150
  Inventory reserves........................................         1,956           235
  Accrued compensation related costs........................         1,462            48
  Post-retirement benefit obligations.......................         1,246            --
  Revenue recognition.......................................           771           328
  Allowance for doubtful accounts...........................           602            64
  New York state investment credits.........................           404           373
  Intangibles...............................................           356            --
  Facility closure and consolidation costs..................           285            --
  Income tax credit carry forward...........................           805            50
  Other.....................................................           172           142
                                                                  --------        ------
  Deferred tax assets.......................................        38,632         1,390
                                                                  --------        ------
Deferred tax liabilities:
  Depreciation and property basis differences...............          (817)         (289)
  State refund credit.......................................           (99)         (192)
                                                                  --------        ------
  Deferred tax liabilities..................................          (916)         (481)
                                                                  --------        ------
Valuation allowance.........................................       (37,716)         (864)
                                                                  --------        ------
Net deferred income taxes...................................      $     --        $   45
                                                                  ========        ======

     As of December 29, 2000, the Company has federal net operating loss carryforwards of approximately $85 million and federal income tax credit carryforwards of approximately $800,000 that expire through 2021. Future use of these tax benefits are dependent upon profitability of the Company. The future use of federal tax benefits are subject to limitation under Internal Revenue Code Section 382 due to a change in control as defined thereunder having occurred. In addition, for the respective periods ended December 29, 2000, and January 29, 2000, the Company generated approximately $95,000 and $1.1 million of New York state investment tax credits. The Company has not utilized any of these state income tax credits to offset income tax liabilities. Approximately $612,000 of the New York state investment tax credits will be carried forward to future tax years and will expire, if unused, in the year 2010. The Company realized New York state refundable wage credits of approximately $190,000 for the period ended December 29, 2000 and refundable state income taxes of approximately $52,000 and $565,000 for the periods ended at December 29, 2000 and January 29, 2000, respectively, representing the balance of New York state investment tax credits that will be refunded to the Company. The refundable amounts result from certain incentives on investments in capital assets and employment granted by the state of New York in the initial four years of a new entity's operations.

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has established a full valuation allowance for its net deferred tax assets at December 29, 2000, due to the uncertainty related to their ultimate realization. The Company arrived at such a decision considering several factors, including but not limited to, historical cumulative losses incurred by the Company and anticipated continued operating losses. The Company will continue to evaluate the need for the valuation allowance, and at such time it is determined that it is more likely than not that such deferred tax assets will be realized, the valuation allowance, or a portion thereof, will be reversed.

(11) Pension and Postretirement Benefits

     Defined Benefit Plan --

     The Company sponsors a defined benefit pension plan covering substantially all hourly employees of the Company's Northfield, Minnesota, facility (the Northfield Plan). Pension costs are funded in compliance with the Employee Retirement Income Security Act of 1974. As a result of the accounting treatment of the Merger discussed in Note 2, the Northfield Plan had no impact on operations for either periods presented in the accompanying consolidated statements of operations, as Holdings was not the sponsor of the Northfield Plan. The benefit obligation under the Northfield Plan was approximately $7,142,000 and the fair value of the plan assets were approximately $8,006,000. Other information regarding the Northfield Plan based upon a measurement date of October 1, 2000, is as follows:

RECONCILIATION OF FUNDED STATUS
  Funded status.............................................    $   863,911
  Unrecognized actuarial gain...............................     (2,648,242)
  Unrecognized transition obligation........................         16,711
  Unrecognized prior service cost...........................      1,249,764
                                                                -----------
     Accrued benefit cost...................................    $  (517,856)
                                                                ===========
WEIGHTED-AVERAGE ASSUMPTIONS
  Discount rate.............................................           8.00%
  Expected rate of return on plan assets....................           8.50%

     Defined Contribution Plans --

     The Company sponsors a defined contribution plan (the Plan) covering employees who meet certain age and service requirements and who are not participants in the Northfield Plan. The Company matches 100% of the first 2% of participants' voluntary contributions to the Plan, subject to certain limitations. The Company leases employees from ADP Totalsource at its Endicott, New York facility, and contributes 50% of the first 8% of these individuals voluntary contributions to ADP Totalsource Retirement Savings Plan. Employer contributions totaled approximately $168,000 and $143,000 for the eleven month period ended December 29, 2000 and the twelve month period ended January 29, 2000, respectively.

     Postretirement Benefits --

     The Company recognizes expense for the expected cost of providing post retirement benefits other than pensions to its employees. The expected cost of providing these benefits is charged to expense during the years that the employees render service. The Company's plan, which is unfunded, provides medical and life insurance benefits for select employees. These employees, who retire after age 40 with 20 years or more service, have access to the same medical plan as active employees. As a result of the accounting treatment of the Merger discussed in Note 2, the cost of the benefits provided hereunder had no impact on operations for either periods presented in the accompanying consolidated statements of operations, as Holdings was not the sponsor of these benefits. The benefit obligation under this plan was approximately $825,000 and there were no assets attributable to this plan. Other information regarding this plan based upon a measurement date of October 1, 2000, is as follows:

RECONCILIATION OF FUNDED STATUS
  Funded status.............................................    $(824,761)
  Unrecognized actuarial loss (gain)........................     (156,040)
                                                                ---------
  Accrued benefit cost......................................     (980,801)
  Employer contribution after measurement date..............       88,328
                                                                ---------
     Accrued benefit cost...................................    $(892,473)
                                                                =========
WEIGHTED-AVERAGE ASSUMPTIONS:
  Discount rate.............................................         8.00%

     For measurement purposes, an 8.50 percent annual rate of increase in the per capita cost of covered health care benefits was assumed at December 29, 2000. The rate was assumed to decrease gradually to 5.50 percent for fiscal 2007 and remain at that level thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for post retirement medical benefit plans. A one percentage point change in assumed health care cost trend rates would not have had a material impact on total service and interest cost components or on the post retirement benefit obligation.

(12) Segment Information

     The Company's revenue producing business segments are identified as the materials and flexible interconnect business (MFI) and the international flex technology business (IFT). The Management Team, a group of operating executives, is responsible for defining the strategies and directions for the businesses. The MFI segment consists of flexible advanced laminates, high performance tapes and derivative products, principally flexible interconnect circuits and assemblies. These products are targeted across all markets served by the Company with the automotive market generating a majority of pro forma December 29, 2000, sales for this segment. The Company's Novaclad, Novaflex HD and VHD products are marketed and sold by this business. The IFT business segment provides flexible circuits for use in high end tape ball grid array, wire bond, flip chip and interconnect applications. These products are principally targeted to the data communications market.

     The Company markets and sells its products to major North American and European automotive original equipment manufacturers (OEM's) and first and second tier suppliers to the automotive industry. The Company also markets and sells its products to the data communications (electronics) market in areas that require dense electronic packaging such as integrated circuit packages, laptop computers, high-end disc drives and portable communication devices.

     The Company's manufacturing and assembly sites with their related assets are used to manufacture specific product offerings of the Company regardless of business segment. For instance, the Longmont, Colorado, facility today contributes to the manufacture of all Novaclad-based products. The Company allocates its shared production assets based on approximate percentage of asset utilization with unused capacity being assigned to the segment originating the investment. Principally all of the Company's long-term assets are located in and all of the Company's sales revenue is generated from North America.

     As a result of the Merger discussed in Note 2, all of the sales, operating profit, depreciation and amortization and capital expenditures reflected in the accompanying consolidated financial statements are those of the IFT business segment. The following is a summary of long-term assets by segment:

                                               DECEMBER 29, 2000    JANUARY 29, 2000
                                               -----------------    ----------------
MFI........................................         $21,263             $    --
IFT........................................          39,304              12,907
Corporate and other assets.................          11,354                  --
                                                    -------             -------
Total assets...............................         $71,921             $12,907
                                                    =======             =======

     Sales by product line for the eleven month and twelve month periods, respectively, are as follows:

                                               DECEMBER 29, 2000    JANUARY 29, 2000
                                               -----------------    ----------------
Tape ball grid array & related products....         $16,792             $18,091
DendriPlate................................           2,141               4,476
Flexible circuits..........................           1,484               1,514
                                                    -------             -------
Total......................................         $20,417             $24,081
                                                    =======             =======

(13) Quarterly Results of Operations (Unaudited)

     The consolidated results of operations for the four quarters of 2000 and 1999 are as follows (in thousands, except per share data):

                                                         ELEVEN MONTHS ENDED DECEMBER 29, 2000
                                                         -------------------------------------
                                                        FIRST     SECOND    THIRD     FOURTH(1)
                                                        ------    ------    ------    ---------
Net sales...........................................    $5,872    $6,352    $5,304     $ 2,889
Gross profit........................................     1,694     1,652     1,346        (608)
Operating loss......................................      (463)     (334)     (645)     (2,072)
Loss applicable to common shareholders..............      (808)     (478)     (671)     (2,563)
Loss per common share -- basic and diluted..........    $(0.09)   $(0.05)   $(0.08)    $ (0.29)
Weighted average common shares outstanding -- basic
  and diluted.......................................     8,737     8,737     8,737       8,980

---------------
(1) Note that the fourth quarter consists of two months, as the Company changed its year end (see Note 2).

                                                         TWELVE MONTHS ENDED JANUARY 29, 2000
                                                         ------------------------------------
                                                         FIRST     SECOND     THIRD     FOURTH
                                                         ------    ------    -------    ------
Net sales............................................    $7,266    $5,145    $ 4,640    $7,030
Gross profit.........................................     2,277     1,354        605     2,794
Operating income (loss)..............................       635      (517)    (1,114)      283
Income (loss) applicable to common shareholders......       343       250       (779)     (937)
Income (loss) per common share -- basic..............    $ 0.04    $ 0.03    $ (0.09)   $(0.11)
Income (loss) per common share -- diluted............    $ 0.04    $ 0.03    $ (0.09)   $(0.11)
Weighted average common shares
  outstanding -- basic...............................     8,737     8,737      8,737     8,737
Weighted average common shares
  outstanding -- diluted.............................     8,849     8,915      8,737     8,737