Form 10-KT/A
period 2000-12-29
SHELDAHL INC
filed 2001-05-02
CIK 89615

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)



[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      FOR THE TRANSITION PERIOD FROM JANUARY 30, 2000 TO DECEMBER 29, 2000

                          COMMISSION FILE NUMBER: 0-45

                                 SHELDAHL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 MINNESOTA                                      41-0758073
                 ---------                                      ----------
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
YES      X     NO
    ----------    ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of shares held by non-affiliates was approximately $23,919,097 on April 2, 2001, when the last sales price of the Registrant's Common Stock, as reported in the Nasdaq National Market System, was $2.06. As of April 2, 2001, the Company had outstanding 30,762,279 shares of Common Stock.

Documents Incorporated by Reference: The Registrant's Annual Report on Form 10-K for the transition period January 30, 2000 to December 29, 2000 filed with the Commission on April 5, 2001.

         PART III OF THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE TRANSITION PERIOD FROM JANUARY 30, 2000 TO DECEMBER 29, 2000 IS HEREBY AMENDED TO READ AS FOLLOWS:

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names of the directors, their principal occupations and other information is set forth below, based upon information furnished to the Company by the directors.

    NAME AND AGE                             PRINCIPAL OCCUPATION                                 DIRECTOR
    ------------                            AND OTHER DIRECTORSHIPS                                SINCE
                                           -----------------------                                -----
John D. Lutsi (60)                  General Partner of Morgenthaler Venture Partners V,             2000
                                    L.P. (venture capital firm);  Director of APSCO
                                    International, Cambridge International, Warrick
                                    Industries and American Management Partners.

Stuart A. Auerbach (43)             Currently General Partner of Ampersand Ventures                 2000
                                    where he has been employed since 1991, Managing
                                    Member of AMP-IV management Company Limited
                                    Liability Company (venture capital firm); interim
                                    Chief Financial Officer of ADflex Solutions (a flex
                                    circuit producer) in 1993, and from 1988 to 1991,
                                    consultant at Bain Company (a management consulting
                                    company). Currently a director of Tomah Holdings,
                                    Inc. and several other private companies.

Donald R. Friedman (54)             President and Chief Executive Officer of the                    2000
                                    Company since January 1, 2001; since 1999,
                                    President of International Flex Technologies, a
                                    subsidiary of the Company, since December 28, 2000
                                    (fine-line flex circuit producer); prior to 1999,
                                    Vice President-Marketing and Strategy, IBM.

William B. Miller (69)              Partner, Miller & Company, Ayr, Scotland (business              1991
                                    consulting); prior to 1991, Managing Director and
                                    Chairman, Prestwick Holdings plc, Ayr, Scotland
                                    (electronic component manufacturer); Director of
                                    Magnum Power plc and Stathclyde University
                                    Incubator Ltd.

Raymond C. Wieser (63)              Retired; prior to 2001, Corporate Vice President of             1998
                                    Molex Incorporated (connector manufacturer).


         For information as to how directors of the Registrant are selected, see "Certain Relationships and Related Transactions - Governance Agreement, Voting Agreement" at page 10.

         For information regarding executive officers, see "Executive Officers of the Registrant" at page 11 of Sheldahl's Annual Report on 10-K filed on April 5, 2001.

DIRECTOR COMPENSATION

      Directors who are not employees and are not affiliated with a major shareholder ("Non-affiliate Directors") receive an annual retainer of $18,000, 50% paid in cash and 50% paid in restricted stock valued at the fair market value of shares on the date of issuance, and a fee of $800 for each day of meetings of the Board of Directors or any committee. Messrs. Lutsi, Auerbach and Wieser do not receive the annual retainer nor meeting fee. See "Certain Transactions and Change in Control". During fiscal 2000, Mr. Donaghy received an additional $2,000 per month for acting as Chairman of the Board and Mr. Roering received an aggregate of $5,000 per month for acting as Vice Chairman of the Company. Pursuant to the terms of the Company's Target Grant Program, each non-employee director (excluding Messrs. Lutsi and Auerbach) has received options to purchase 25,000 shares (the "Target Level"). Upon exercise of such options, each non-employee director automatically receives replacement options to maintain his Target Level. The replacement options vest over three years and will have an option exercise price equal to the fair market value on the date of grant.

      In fiscal year 1982, the Company established a retirement program for directors not covered by another retirement plan of the Company which provides for the payment of an annual benefit equal to the annual retainer paid to directors during the full fiscal year preceding retirement. The retirement benefit, which is payable to directors who have served five years or more, will commence at the later of the time of retirement or when the director becomes 65 years old and will be subject to proportionate reduction if the director has served the Company less than 15 years. The maximum number of years that the benefit is payable is ten years. Effective December 28, 2000, this program was terminated with respect to any person who has not served as a director of the Company prior to such date.


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

      To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended

December 29, 2000, all Section 16(a) filing requirements applicable to its insiders were complied with, except Messrs. Friedman and Lutsi, who failed to file Form 3's in a timely manner.



ITEM 11.  EXECUTIVE COMPENSATION

         The following table shows sets forth certain information concerning cash and other compensation for services rendered to the Company in all capacities during the periods set forth below by (i) Donald R. Friedman, the Company's Chief Executive Officer , (ii) each of the four other most highly compensated executive officers of the Company in office at the end of fiscal year 2000, whose salary and bonus exceeded $100,000 and (iii) one former executive officer who served as Chief Executive Officer during fiscal 2000 but who was not serving as an executive officer of the Company at the end of fiscal 2000 (together with Mr. Friedman, the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE(1)

                                                                                                 Long Term
                                                                                                Compensation
                                                                                               ---------------
                                                              Annual Compensation                  Awards
                                                  ----------------------------------------------------------------------------------
                                                                                   Other          Securities
Name and                                                                          Annual          Underlying          All Other
Principal Position                     Year (2)    Salary ($)    Bonus ($)    Compensation($)(3)    Options       Compensation($)(4)
------------------                    --------    ----------    ---------    ------------------     -------       ------------------
Donald R. Friedman                    TP00        231,769        32,500              0                   0            1,646
President and Chief Executive
Officer

Peter Duff                            TP00        142,011        18,750              0                   0            4,744
Vice President-
Finance

Gregory D. Closser                    STP00        49,303             0              0                   0            1,504
Vice President-Flexible Interconnect  2000        150,000             0              0                   0            3,002
                                      1999        137,345             0              0                   0            2,581
                                      1998        136,906             0              0                   0            2,481

Jill D. Burchill (5)                  STP00        63,078             0              0                   0         450,000(6)
Vice President                        2000        200,378        50,000              0                   0            3,002
Chief Financial Officer               1999         94,432        50,000              0                   0            2,581
                                      1998              -             -              -                   -                -

James Havener                         STP00        60,508             0              0                   0            1,995
Vice President-Micro Products         2000        181,221             0              0                   0            3,624
Business Unit (7)                     1999        175,001             0              0                   0            3,500
                                      1998        111,745             0              0              75,000            2,221

Edward L. Lundstrom (8)               STP00        72,692             0              0                   0         600,000(6)
President and Chief Executive         2000        250,912             0              0                   0            5,018
Officer                               1999        200,176             0         63,924              75,000            3,687
                                      1998        199,953             0              0              10,654            3,691

------------------------

TP00 Denotes transition period of January 30, 2000 (the beginning of Holdings' fiscal year) through December 29, 2000.
STP00 Denotes transition period of September 2, 2000 (the beginning of Sheldahl's fiscal year) to December 29, 2000.
(1) See "Certain Transactions and Change in Control - Transactions' Affect on Financial Statements and - Fiscal Year."
(2) Unless otherwise indicated, all reporting periods relate to Sheldahl's fiscal years ended September 1, 2000, August 27, 1999 and August 28, 1998, respectively.
(3) With respect to Mr. Lundstrom, these amounts represent taxable gain related to option exercises during fiscal 1999.
(4) Unless otherwise indicated, these amounts represent the Company's basic and matching contributions to the Company's 401(k) plan on behalf of such employees.
(5) Ms. Burchill became Chief Financial Officer of Sheldahl on March 13, 1999 and ceased serving in that capacity on December 28, 2000. Ms. Burchill resigned effective January 1, 2001.
(6) $875,000 and $175,000, respectively was accrued by the Company for severance compensation and benefits, $375,000 and $500,000 of which was paid in March 2001 under severance agreements with Ms. Burchill and Mr. Lundstrom. See "Employment and Other Agreements".
(7)      Mr. Havener resigned effective April 9, 2001.
(8) Mr. Lundstrom served as the President and Chief Executive Officer of Sheldahl until December 28, 2000. Mr. Lundstrom resigned effective January 1, 2001.

STOCK OPTIONS

         There were no grants of stock options under the Company's stock option plans to the Named Executive Officers during the fiscal year.

OPTION EXERCISES AND HOLDINGS

         The following table sets forth information with respect to the Named Executive Officers, concerning the exercise of options during the last fiscal year and unexercised options held as of the end of fiscal year 2000.

     OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                      Number of Securities          Value of Unexercised
                                                           Underlying              In-the-Money Options at
                                                     Unexercised Options at            Fiscal Year-End
                                                         Fiscal Year-End
                                                    ------------------------      -------------------------
                           Shares
                        Acquired on       Value
Name                      Exercise     Realized(1)  Exercisable  Unexercisable Exercisable(2)  Unexercisable(2)
----                      --------     -----------  -----------  ------------- --------------  ----------------
Donald R. Friedman           0            $ 0               0           0         $      0       $      0
Peter Duff                   0            $ 0          77,997      39,000         $118,212       $ 59,108
Gregory D. Closser           0            $ 0          75,000           0         $      0       $      0
Jill D. Burchill             0            $ 0          25,000           0         $      0       $      0
James Havener                0            $ 0          75,000           0         $      0       $      0
Edward L. Lundstrom          0            $ 0         175,000      29,000         $      0       $      0

-------------------

(1) Market value on the date of exercise of shares covered by options exercised, less option exercise price.
(2) Based on a per share price of $1.5156 which is the average of the high and low prices for the Company's Common Stock on December 29, 2000. Value is calculated on the difference between the option exercise price and $1.5156 multiplied by the number of shares of Common Stock underlying the options, but before taxes associated with exercise.

EMPLOYMENT AND OTHER AGREEMENTS

      The Company has employment agreements with certain officers not affiliated with Holdings prior to the Merger which, as a result of the Merger discussed in "Certain Transactions and Change in Control," require severance benefits equal to 1.5 times the individual's average annual compensation over the preceding five (5) years plus certain fringe benefits, or a greater amount, if any, payable under the Company's severance pay plan, which provides generally for payment based on length of service of up to two times an employee's base pay in effect on the date of termination if an employee is terminated at the Company's initiative and such employee is in good standing at the time of such termination. Benefits under the employment agreements are available upon termination of employment if the officers continues employment with the Company for at least one year from the date of the Merger or if certain other events occur resulting in a termination of employment within three (3) years of the date of the Merger. If such termination of employment had occurred as of the end of fiscal year 2000, Mr. Closser would have received $320,100 and all current officers subject to such employment agreements would have received $906,865, in the aggregate.

      Certain officers which were affiliated with Holdings prior to the Merger have employment agreements which provide severance payments ranging from twelve to eighteen months of an employee's base pay in the event of a termination of employment by the Company without cause of by the employee for good reason, as defined. Mr. Friedman's employment agreement provides additional severance benefits if his employment is terminated within one year following a change of control either by the Company without cause or by the officer for good reason. In such event, Mr. Friedman would receive severance pay through the end of the term of the agreement, December 31, 2001, plus twelve months. If a change of control had occurred at the end of fiscal year 2000, and, if, as a result, Mr. Friedman's employment had been terminated, he would have received approximately $500,000 pursuant to his employment agreement.

      In connection with Mr. Lundstrom's resignation from the Company, Mr. Lundstrom and the Company entered into a severance agreement on December 21, 2000. This agreement provides for a lump sum payment of $500,000 sixty (60) days from the effective date of Mr. Lundstrom's resignation, continued medical insurance coverage for a period of twenty-four (24) months and one year of continued vesting of outstanding options which shall continue to be exercisable for their original term. Mr. Lundstrom has agreed as part of this severance agreement to be held to an employee agreement, which prohibits Mr. Lundstrom from seeking employment with a competitor company for a period of one (1) year after termination of employment with the Company and from disclosing confidential information regarding the Company's products, customers and other business matters. In addition, Mr. Lundstrom has agreed to consult with the Company for a twenty-four (24) month period at no additional cost to the Company.

      In connection with Ms. Burchill's resignation from the Company, Ms. Burchill and the Company entered into a severance agreement on December 21, 2000. This agreement provides for a lump sum payment of $375,000 sixty (60) days from the effective date of Ms. Burchill's resignation, continued medical insurance coverage for a period of nine (9) months and two months of continued vesting of outstanding options which shall continue to be exercisable for eighteen months. Ms. Burchill has agreed as part of this severance agreement to be held to an employee agreement, which prohibits Ms. Burchill from seeking employment with a competitor company for a period of one (1) year after termination of employment with the Company and from disclosing confidential information regarding the Company's products, customers and other business matters.

      The Company and Mr. Donaghy entered into a supplementary executive retirement plan agreement during fiscal year 1997 which provides Mr. Donaghy upon his retirement or other termination of his employment with an annual retirement pension benefit equal to $137,500, less an amount equal to the sum of
(i) the aggregate of twelve (12) monthly payments received by Mr. Donaghy and/or his spouse under his pension or deferred compensation plans established by Mr. Donaghy's former employer; and (ii) an amount which equals an annual joint and survivor annuity which could be purchased with the principal in Mr. Donaghy's retirement accounts at the date of retirement provided from all retirement contributions by the Company. Based on the above formula, the Company expects its obligations under the agreement to be approximately $50,000 per annum increasing to approximately $80,000 per annum in the event Mr. Donaghy predeceases his spouse. All benefits are payable for Mr. Donaghy's life and, after his death, if he is survived by his spouse, his spouse shall continue to receive such benefits for the duration of her life. The agreement also restricts Mr. Donaghy from competitive employment and disclosure of trade secrets and confidential information.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table includes information as of April 25, 2001 concerning the beneficial ownership of Common Stock of the Company by (i) the only shareholders known to the Company to hold more than five percent of the Common Stock of the Company, (ii) each of the directors of the Company, (iii) each executive officer named in Item 10, and (iv) all current executive officers and directors of the Company as a group. Unless otherwise indicated, all beneficial owners have sole voting and investment power over the shares held.

NAME AND ADDRESS OF BENEFICIAL OWNER                                       AMOUNT                     PERCENT
                                                                                                     OF CLASS
Morgenthaler Venture Partners V, L.P.                                    18,968,549  (1) (2)           51.6%
Terminal Tower
50 Public Square, Suite 2700
Cleveland, OH  44113

Ampersand Ventures                                                        5,533,314  (1) (3)           16.6%
55 William Street, Suite 240
Wellesley, MA  02481

Molex Incorporated                                                        3,847,056  (4) (5)           11.3%
2222 Wellington Court
Lisle, IL  60532

Sound Beach Technology Partners, LLC                                      2,679,405  (1)                8.7%
4 Vista Avenue
Old Greenwich, CT  06870

John D. Lutsi (6) (7)                                                    18,968,549  (8)               51.6%
Stuart A. Auerbach (7) (9)                                                5,533,314  (10)              16.6%
Donald R. Friedman (7) (11) (13)                                          2,679,405  (12)               8.7%
William B. Miller (7)                                                       125,622  (14) (15)           *
Raymond C. Wieser (7)                                                        19,666  (14) (16)           *
Jill D. Burchill (17)                                                        27,578  (14)                *
Gregory D. Closser (13)                                                      84,919  (14)                *
Peter Duff (13)                                                              77,997  (14)                *
James Havener (18)                                                           84,284  (14)                *
Edward L. Lundstrom (19)                                                    205,404  (14)(20)            *
All Current Executive Officers and Directors                             27,603,472                    88.9%
  as a Group (10 persons)

---------------------------
* Less than one percent.

(1) Based on a Schedule 13D filed with the Securities and Exchange Commission, Ampersand IV Limited Partnership and Ampersand IV Companion Fund Limited Partnership (the "Ampersand Funds") and AMP-IV Management Company Limited Liability Company ("AMP-IV" and together with the Ampersand Funds, "Ampersand Ventures"), Morgenthaler Venture Partners V, L.P. and Sound Beach Technology Partners, LLC (the "Investors") have shared voting and dispositive power with respect to a total of 27,181,268 shares, representing an aggregate of 68.9% of the Common Stock of the Company. The Investors entered into a Voting Agreement with respect to their respective shares whereby they agreed to vote for each others Board nominees under certain circumstances. Amounts shown in this table for each of the Investors exclude the amounts held by each of the other Investors and as to which the Investors disclaim beneficial ownership. Pursuant to a Governance Agreement, dated December 28, 2000, among the Company and the Investors, the Investors have agreed, until December 28, 2003, that they may not own more shares of the Company's securities than they currently hold and that they and their Affiliates are restricted from taking certain actions, as more fully described in "Certain Transactions and Change in Control" above.
(2) Morgenthaler Ventures' holdings include 5,651,428 shares which may be issued upon the conversion of the Company's Series G Convertible Preferred Stock, and 411,065 shares which may be issued upon the exercise of Subdebt Warrants.
(3) The Ampersand Ventures's holdings include 2,422,143 shares of Common Stock which may be issued upon the conversion of the Company's Series G Convertible Preferred Stock, and 176,171 shares of Common Stock which may be issued upon the exercise of Subdebt Warrants.
(4) Based upon information filed with the Securities and Exchange Commission on Schedule 13D.
(5) Molex Incorporated's holdings include 1,960,785 shares which may be issued upon the conversion of the Company's Series D Convertible Preferred Stock, 120,792 shares which may be issued upon the exercise of Series D Warrants, 238,096 shares which may be issued upon the conversion of the Company's Series F Convertible Preferred Stock, 40,300 shares which may be issued upon the exercise of the Series F Warrants, and 939,578 shares which may be issued upon the exercise of Subdebt Warrants.
(6)      Mr. Lutsi is a General Partner of Morgenthaler Venture Partners V, L.P.
(7) Serves as a director of the Company and has been nominated for re-election.
(8) Mr. Lutsi disclaims beneficial ownership of all shares except to the extent of his pecuniary interest in shares directly owned by Morgenthaler Venture Partners V, L.P.
(9)      Mr. Auerbach is a managing member of AMP-IV.
(10) Mr. Auerbach disclaims beneficial ownership of all shares except to the extent of his pecuniary interest in shares directly owned by the Ampersand Funds.
(11) Mr. Friedman is the Chief Executive Officer and significant shareholder of Sound Beach Technology Partners, LLC.
(12) Mr. Friedman disclaims beneficial ownership of all shares except to the extent of his pecuniary interest in shares directly owned by Sound Beach Technology Partners, LLC.
(13)     Serves as an executive officer of the Company.
(14) Includes shares which may be purchased within sixty days from the date hereof upon exercise of outstanding stock options in the amount of 22,000 shares for Mr. Miller; 16,666 shares for Mr. Wieser; 25,000 shares for Ms. Burchill; 75,000 shares for Mr. Closser; 77,997 shares for Mr. Duff; 75,000 shares for Mr. Havener; 175,000 shares for Mr. Lundstrom; and 286,335 shares for all current executive officers and directors as a group.
(15) Mr. Miller's holdings include 5,000 shares which may be issued upon the exercise of Series E Warrants, and 81,622 shares held in a custodial account with RBSTB Nominees Limited.
(16) Mr. Wieser is a retired officer of Molex Incorporated and disclaims beneficial ownership of any shares held by Molex Incorporated.
(17) Ms. Burchill served as Chief Financial Officer of Sheldahl until December 28, 2000.
(18) Mr. Havener resigned as an executive officer of the Company effective April 9, 2001.
(19) Mr. Lundstrom served as the President and Chief Executive Officer of Sheldahl until December 28, 2000.
(20) Mr. Lundstrom's shares include 8,170 shares which may be issued upon the conversion of the Company's Series D Convertible Preferred Stock, 503 shares which may be issued upon the exercise of Series D Warrants, and 30 shares held indirectly by his spouse.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Merger

         On December 28, 2000, the Company acquired all of the outstanding securities of International Flex Holdings, Inc ("Holdings"), for approximately
9.7 million shares of Sheldahl's Common Stock under the terms of a definitive merger agreement, as amended, (the "Merger Agreement") by and among Sheldahl, IFT West Acquisition Company, a newly formed subsidiary of Sheldahl ("West"), Holdings, the sole shareholder of International Flex Technologies, Inc. ("IFT"), and the stockholders of Holdings (the "Stockholders"). Under the terms of the Merger Agreement, West merged with and into Holdings, with Holdings surviving and becoming a wholly-owned subsidiary of Sheldahl (the "Merger"). As consideration for the Merger, holders of outstanding shares of Holdings' common stock, Class A Stock, Class B Stock and Series A Preferred Stock received shares of Sheldahl Common Stock. Holdings' option holders and warrant holder received equivalent options and a warrant to purchase shares of Sheldahl Common Stock. The total number of shares of Sheldahl Common Stock issued, including shares to be issued upon exercise of options and warrants, was approximately 9.7 million.

Common Stock and Series G Investment

         Concurrent with consummating the Merger, Sheldahl completed an equity investment pursuant to an amended stock purchase agreement (the "Stock Purchase Agreement") by and among Sheldahl, and three accredited investors including Morgenthaler Venture Partners V, L.P. ("Morgenthaler V"), Ampersand IV Limited Partnership and Ampersand IV Companion Fund Limited Partnership (collectively the "Ampersand Funds"). Under the terms of the Stock Purchase Agreement, Morgenthaler V and the Ampersand Funds (the "Investors") collectively invested an aggregate of $25.0 million in equity capital in exchange for approximately
9.8 million shares of Sheldahl Common Stock and 11,303 shares of a newly created 11.06% Series G Convertible Preferred Stock of Sheldahl, par value $1.00 per share (the "Series G Stock"), such shares being convertible at $1.40 per share in the aggregate into approximately 8.1 million shares of Sheldahl Common Stock (the "Equity Investment"). The cash used by the Investors to complete the Equity Investment came from the liquid assets of the Investors.

Subordinated Notes and Warrant Purchase Investment

         Concurrent with consummating the Merger and Equity Investment, Sheldahl consummated a debt investment pursuant to an amended and restated subordinated notes and warrant purchase agreement (the "Debt Agreement") by and among Sheldahl, Morgenthaler V, the Ampersand Funds and Molex Incorporated ("Molex"). Under the terms of the Debt Agreement, Morgenthaler V, the Ampersand Funds and Molex (the "Purchasers") purchased $6.5 million of 12% Senior Subordinated Notes ("Notes") and related warrants (the " Subdebt Warrants") (the "Debt Investment"). In addition, the Purchasers collectively received Subdebt Warrants to purchase 1,526,814 shares of Sheldahl Common Stock. The Subdebt Warrants issued under the Debt Agreement are exercisable at $.01 per share and are exercisable for seven years from the date of issuance. The cash used by the Investors to complete the Debt Investment came from the liquid assets of the Investors.

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

Post Transactions Ownership

         The beneficial ownership of the Investors, calculated in conformance with Rule 13d-1 of the Securities Exchange Act of 1934, as amended, is thoroughly described on page __ under "Security Ownership of Certain Beneficial Owners and Management."

Molex Transactions

         Molex Incorporated ("Molex") is a customer of the Company with purchases in the eleven month period ending December 29, 2000, on a pro forma combined basis including IFT and Sheldahl, of approximately $7,574,000, representing 5.5% of the Company's gross revenues. On July 28, 1998, the Company and Molex formed a joint venture to design, market and assemble modular interconnect systems to replace wiring harnesses primarily in the automotive market (the "Joint Venture"). The new company was named Modular Interconnect Systems, L.L.C. and it is a Delaware limited liability company ("Modular Interconnect"). Modular Interconnect will utilize proprietary flexible products developed by the Company and proprietary connectors developed by Molex in the development of the new modular interconnect system as an alternative to conventional automotive wiring harnesses and flex circuit assemblies. The Company and Molex will supply their respective products to Modular Interconnect pursuant to long-term supply contracts. Modular Interconnect is managed by five managers, three of whom are designated by Molex and two by Sheldahl. Certain transactions require the approval of the majority of managers designated by each party.

         On July 30, 1998, the Company completed a private placement of shares of its Series D Convertible Preferred Stock (the "Series D Stock"). This private offering resulted in gross proceeds to the Company of $32,917,000 and the issuance to accredited investors of 32,917 shares of the Series D Stock at a price of $1,000 per share. As one of the investors in the Series D offering, Molex purchased from the Company $12,000,000 of the total shares of the Series D Stock. Given the current conversion price of $6.1002 per share, Molex's Series D Stock is convertible into 1,967,149 shares of the Company's Common Stock and carries warrants to purchase an additional 120,792 shares of Common Stock at an exercise price of $7.6371 per share. As of the date of the closing of the Series D offering, Molex also owned 340,000 shares of the Company's Common Stock.

         On January 11, 2000, the Company completed a private placement of shares of its Series F Convertible Preferred Stock (the "Series F Stock"). This private offering resulted in gross proceeds to the Company of $1,800,000 and the issuance to accredited investors of 1,800 shares of the Series F Stock at a price of $1,000 per share. As one of the investors in the Series F offering, Molex purchased from the Company $1,300,000 of the total shares of the Series F Stock. Given the current conversion price of $5.46 per share, Molex's Series F Stock is convertible into 238,096 shares of the Company's Common

Stock and carries warrants to purchase an additional 40,300 shares of Common Stock at an exercise price of $5.46 per share.

         In connection with the formation of the Joint Venture and the investment by Molex in the Series D offering, Molex was granted the right to nominate one person to the Sheldahl Board of Directors, a right of first refusal in the event of a sale of Sheldahl, and certain preemptive rights under the Agreement Relating to Sheldahl dated November 18, 1998 (the "Sheldahl Agreement"). On October 20, 1998 the Board of Directors of Sheldahl elected Raymond C. Wieser, a now retired Corporate Vice President of Molex, as a director. Mr. Wieser has been nominated for election at the Company's Annual Meeting of Shareholders to which this proxy statement relates.

         In connection with execution of the Merger Agreement, the Stock Purchase Agreement and the Debt Agreement, the Company and Molex agreed to certain amendments to (i) the Sheldahl Agreement , and (ii) the Limited Liability Company Agreement of Modular Interconnect Systems, L.L.C., dated July 28, 1998 (the "LLC Agreement"). The Sheldahl Agreement was amended to provide that Molex shall have the right to participate in future equity offerings of the Company so that Molex retains up to a 10% ownership interest in the Company on a fully diluted basis. Also, the Sheldahl Agreement was amended to provide that Molex shall have the right to participate in future issuances of the Company's equity securities in connection with an acquisition so that Molex retains up to a 5% ownership interest in the Company on a fully diluted basis. Lastly, the Sheldahl Agreement was amended to provide Molex with a right of first refusal on any acquisitions of the Company by three Identified Parties (the "Right of First Refusal"). The Right of First Refusal terminates at the earlier of the end of the thirty month period following the date of closing of the Merger or the execution of a mutually acceptable supply and technology agreement between Molex and Sheldahl. The LLC Agreement was amended to provide that all past defaults by either party thereto, if any, would be waived currently and that the Transactions would not trigger the Change of Control provisions in the LLC Agreement.

Transactions' Affect on Financial Statements

         In the Merger, as described above, Sheldahl acquired all of the outstanding securities of Holdings resulting in Holdings becoming a wholly-owned operating subsidiary of Sheldahl. Although Sheldahl is the legal survivor in the Merger and remains the registrant with the Securities and Exchange Commission ("SEC") and a listed company on Nasdaq, under United States generally accepted accounting principles, due to the number of shares issued and sold in the Transactions, Holdings is considered the "acquirer" of Sheldahl for financial reporting purposes. Among other matters, this will require Sheldahl in all of its future financial and informational filings with the SEC to present the prior historical financial and other information of Holdings for periods prior to December 28, 2000, the effective date of the Merger.

Fiscal Year

         On January 5, 2001, the Board of Directors approved a change of the Company's fiscal year end to the Friday closest to December 31 of each year beginning December 29, 2000. Therefore, for purposes of the Company's Annual Report on Form 10-K and amendments thereto, fiscal 2000 will consist of a transition period from January 30, 2000, the beginning of Holdings fiscal year, to December 29, 2000.

Other

         See "Executive Compensation and Other Information - Employment and Other Agreements."

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 1, 2001        SHELDAHL, INC.


                           By  /s/  Donald R. Friedman
                             ---------------------------------------------------
                           Donald R. Friedman
                           President and Chief Executive Officer

                           By /s/  Peter Duff
                             ---------------------------------------------------
                           Peter Duff, Vice President-Finance


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on May 1, 2001 and in the capacities indicated.


By /s/  Donald R. Friedman             President and Chief Executive Officer and
  ------------------------------       Director (Principal Executive Officer)
        Donald R. Friedman


By /s/  Peter Duff                     Vice President-Finance
  ------------------------------       Director (Principal Executive Officer)
        Peter Duff


By /s/  John D. Lutsi*                 Chairman of the Board of Directors
  ------------------------------
        John D. Lutsi


By /s/  Stuart A. Auerbach*            Director
  ------------------------------
        Stuart A. Auerbach


By /s/  William B. Miller*             Director
  ------------------------------
        William B. Miller


By /s/  Raymond C. Wieser*             Director
  ------------------------------
        Raymond C. Wieser


*By /s/ Donald R. Friedman
   ------------------------------
        Donald R. Friedman
        Attorney-In-Fact