Form 10-Q
period 2001-03-31
SHELDAHL INC
filed 2001-05-14
CIK 89615

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q




(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 30, 2001

                                       OR

(  )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934


                          COMMISSION FILE NUMBER: 0-45


                                ----------------
                                 SHELDAHL, INC.
             (Exact name of registrant as specified in its charter)



               Minnesota                                 41-0758073
            --------------                             ---------------
     (State or other jurisdiction of        (IRS Employer Identification Number)
     incorporation or organization)


                               1150 Sheldahl Road
                           Northfield, Minnesota 55057
                          ----------------------------
              (Address of principal executive offices and zip code

                                 (507) 663-8000
                                ----------------
                          Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES    X       NO
                                           -------

As of March 30, 2001, 30,762,279 shares of the Registrant's common stock were outstanding.

                                      INDEX


PART I:  Financial Information

        Item 1.  Financial Statements

        Condensed Consolidated Statements of Operations -
               Three months ended March 30, 2001 and
               March 31, 2000 ...............................................................3

        Condensed Consolidated Balance Sheets -
               March 30, 2001 and December 29, 2000..........................................4

        Condensed Consolidated Statements of Cash Flows -
               Three months ended
               March 30, 2001 and
               March 31, 2000 ...............................................................5

        Notes to condensed consolidated financial statements ..............................6-8

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operation.......................................9-11

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk ................12


PART II:  Other Information

        Item 2.  Changes in Securities and Use of Proceeds..................................12

        Item 3.  Default Upon Senior Securities.............................................12

        Item 6.  Exhibits and Reports on Form 8-K ..........................................12

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         SHELDAHL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                       Three Months Ended
                                                                       ------------------

                                                                  March 30,           March 31,
(in thousands, except for per share data)                           2001                2000
                                                                    ----                ----


Net sales                                                        $28,395                $6,281
Cost of sales                                                     33,254                 5,014
                                                               ---------             ---------

Gross profit (loss)                                              (4,859)                 1,267
                                                               ---------             ---------

Expenses:
        Sales and marketing                                        2,918                   356
        General and administrative                                 2,518                   999
        Research and development                                     943                   418
        Interest                                                   1,015                   745
                                                               ---------             ---------
               Total expenses                                      7,394                 2,518
                                                               ---------             ---------

Loss before income taxes                                        (12,253)               (1,251)

Income tax provision                                                   -                   324
                                                               ---------             ---------

Net loss before preferred dividends                             (12,253)               (1,575)

Convertible preferred stock dividends                              (840)                     -
                                                               ---------             ---------

Net loss applicable to common shareholders                     $(13,093)             $ (1,575)
                                                               =========             =========

Net loss per common share - Basic and Diluted                    $ (.43)               $ (.18)
                                                               =========             =========

Number of shares outstanding - Basic and Diluted                  30,715                 8,737
                                                               =========             =========

        The accompanying notes are an integral part of these statements.

                         SHELDAHL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                            ASSETS

                                                          unaudited
(In thousands)                                            March 30,          December 29,
                                                            2001                 2000
                                                            ----                 ----
Current assets:
        Cash and cash equivalents                          $  572             $   9,701
        Accounts receivable, net                           17,678                17,657
        Inventories                                        25,288                25,205
        Other current assets                                1,944                 1,538
                                                       ----------             ---------
               Total current assets                        45,482                54,101
                                                       ----------             ---------

        Construction in progress                            8,640                 8,238
        Land and buildings                                 16,998                16,596
        Machinery and equipment                            51,212                50,950
        Less: accumulated depreciation                    (7,597)               (3,863)
                                                       ----------             ---------
               Net plant and equipment                     69,253                71,921
                                                       ----------             ---------

        Other assets                                        3,284                 3,340
                                                       ----------             ---------

                                                         $118,019              $129,362
                                                       ==========             =========

                           LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
        Current maturities of long-term debt            $  30,818        $       22,450
        Accounts payable                                   13,010                16,933
        Accrued salaries                                    2,877                 2,388
        Other accrued liabilities                          12,918                15,767
                                                       ----------             ---------
               Total current liabilities                   59,623                57,538
                                                       ----------             ---------

        Long-term debt                                      9,858                10,640

        Other non-current liabilities                       4,134                 4,316
                                                          -------              --------

Total liabilities                                          73,615                72,494
                                                           ------                ------

        Shareholders' investment:
               Convertible preferred stock                     53                    53
               Common stock                                 7,691                 7,648
               Additional paid-in capital                  55,416                54,830
               Accumulated Deficit                       (18,756)               (5,663)
                                                       ----------             ---------

Total shareholders' investment                             44,404                56,868
                                                       ----------             ---------

                                                         $118,019              $129,362
                                                       ==========             =========


        The accompanying notes are an integral part of these statements.

                         SHELDAHL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                Three Months Ended
                                                                                ------------------

(in thousands)                                                            March 30,               March 31,
                                                                            2001                    2000
                                                                            ----                    ----
Operating activities:
      Net loss applicable to common shareholders                        $ (13,093)             $  (1,575)
      Adjustments to reconcile net loss
         to net cash used in operating activities:
           Depreciation and amortization                                     3,991                    537
           Preferred stock dividends                                           840                      -

           Net change in other operating activities:
                     Accounts receivable                                      (21)                  1,186
                     Inventories                                              (83)                  (610)
                     Other current assets                                    (406)                    278
                     Other assets                                               56                   (73)
                     Accounts payable and accrued liabilities              (6,649)                    820
                     Other non-current liabilities                             182                      -
                                                                        ----------             ----------

      Net cash provided by (used in) operating activities                 (15,547)                    563
                                                                        ----------             ----------

Capital expenditures, net                                                  (1,323)                (1,603)
                                                                        ----------             ----------

Financing activities:
      Net borrowings under revolving credit facility                         8,545                    525
      Repayments of long-term debt                                           (959)                      -
      Proceeds from long-term debt                                               -                    585
      Stock options exercised                                                  155                    -
                                                                        ----------             ----------

      Net cash provided by financing activities                              7,741                  1,110
                                                                        ----------             ----------

Net increase (decrease) in cash and cash equivalents                       (9,129)                     70

Cash and cash equivalents at beginning of period                             9,701                    879
                                                                        ----------             ----------

Cash and cash equivalents at end of period                              $      572             $      949
                                                                        ==========             ==========

Supplemental cash flow information:
      Interest paid                                                     $    1,065             $      745
                                                                        ==========             ==========
      Income taxes paid                                                 $        -             $        -
                                                                        ==========             ==========


        The accompanying notes are an integral part of these statements.

                         SHELDAHL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


These condensed and unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these condensed unaudited consolidated financial statements reflect all adjustments, of a normal and recurring nature, necessary for a fair statement of the interim periods, on a basis consistent with the annual audited financial statements. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although these disclosures should be considered adequate, the Company strongly suggests that these condensed unaudited financial statements be read in conjunction with the financial statements and summary of significant accounting policies and notes thereto included in the Company's latest annual report on Form 10-K.

On December 28, 2000, Sheldahl, Inc. ("Sheldahl") acquired all of the outstanding securities of International Flex Holdings, Inc., a Delaware corporation ("Holdings"), the sole shareholder of International Flex Technologies, Inc., a Delaware corporation ("IFT"), pursuant to a merger of a newly formed subsidiary of Sheldahl with and into Holdings (the "Merger"). Sheldahl also completed an equity investment and sub-debt issuance in connection with the Merger. Although Sheldahl is the legal survivor in the Merger and remains the registrant with the Securities and Exchange Commission ("SEC") and a listed company under Nasdaq, under accounting principles generally accepted in the United States, as a result of the number of shares issued and sold in these transactions, Holdings is considered the "acquiror" of Sheldahl for financial reporting purposes. Among other matters, this will require Sheldahl, in this report and all of its future financial and informational filings with the SEC, to present the prior historical, financial and other information of Holdings and IFT. Accordingly, unless otherwise indicated to the contrary herein, the results of Holdings and IFT will be presented herein as the "Company" for all periods prior to December 28, 2000 without inclusion of Sheldahl's results for the same period. For purposes of this report, unless otherwise stated to the contrary, Company shall refer to Sheldahl, Holdings and IFT on a combined basis for all periods on or after December 28, 2000.

Pro Forma Financial Information -

The following unaudited consolidated pro forma results of operations give effect to the Merger discussed above as if such Merger had occurred at the beginning of the period indicated (in thousands, except per share amounts):

                                      Three months ending
                                      -------------------
                                         March 31, 2000
                                         --------------

           Net sales                     $40,055
           Operating loss                (1,815)
           Net loss                      (2,978)

           Basic and diluted loss per
           share                          $(.25)

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

1) Inventories, which are valued at the lower of first-in first-out cost or market, consists of (in thousands):

                                        March 30, 2001              December 29, 2000
                                        --------------              -----------------
      Raw materials                         $ 9,441                    $   9,769
      Work-in-process                         7,741                        7,589
      Finished goods                          8,106                        7,847
                                           --------                     --------
                                           $ 25,288                     $ 25,205
                                           ========                     ========

2)      Liquidity and Going Concern Matters

        International Flex Holdings began operations on February 1, 1999, and has incurred operating losses of approximately $5.6 million during the twenty-three month period ended December 29, 2000. On a pro-forma basis, including the operations of Sheldahl, the Company has incurred losses of approximately $47.9 million during the same period. These losses have been principally financed through equity and debt financing.

        Fiscal 2001 capital expenditures for the Company are planned at approximately $5.0 million. Scheduled debt repayments for fiscal 2001 will be approximately $4.1 million, including approximately $2.5 million on the bank term facility under the Company's Credit and Security Agreement ("Credit Agreement") with a group of its two remaining lenders led by Wells Fargo, N.A., as agent, and approximately $1.6 million for various other debts.

        The Company experienced significant softening of sales orders during the later stages of 2000, the first quarter of 2001 and consequently poor operating performance. The Company has initiated a cost reduction plan to improve operating performance resulting in substantial cost and expense reductions, including a personnel reduction of twenty percent.

        As of March 30, 2001, the Company was not in compliance with the Credit Agreement's debt covenants relating to pre-tax income, cash flow available for debt service and debt service coverage ratios. The Company is in active discussions with its lenders regarding a waiver of the events of default under the Credit Agreement. If the Company is unable to obtain the necessary waivers from its lenders, the Company may be required to repay in full the outstanding borrowings under the Credit Agreement, which as of March 30, 2001 was $23.9 million. In addition, an event of non-compliance under the Credit Agreement will cause an event of default under the terms of the Company's 12% Senior Subordinated Notes. The Company may be required to repay all outstanding borrowings on the 12% Senior Subordinated Notes in an amount of approximately $6.5 million as of March 30, 2001 if it is unable to obtain a waiver of the default.

        The inability of the Company to i) obtain waivers for the events of non-compliance under its credit agreement; ii) implement cost reduction action plans; iii) achieve profitable execution of the sales orders received for its IFT-Longmont business; iv) achieve operating performance from the MFI division business above pro forma 2000 levels;
        v) achieve other cost or productivity improvements; and vi) maintain adequate liquidity to fund normal operations would result in the Company continuing to be out of compliance with certain of its debt covenants thereby allowing the Company's lenders to require full repayment of the outstanding borrowings under the Company's credit agreement and/or leave the Company in a cash reserve position that would require additional capital to fund operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

        Management has and will continue to implement measures designed to address the Company's operational and cash flow objectives. Management is reviewing all available alternatives to raise additional funds and to refinance its current credit facility to meet its operational and cash flow needs. There can be no assurance that the Company will be successful in obtaining waivers of bank covenants, raising additional capital or refinancing its credit facility on terms acceptable to the Company.

        As a result of the Company's non-compliance under the Credit Agreement, the Company has classified the borrowings under the Credit Agreement as current in the accompanying March 30, 2001 consolidated balance sheet. Additionally, because the Company is not in compliance with the terms of the 12% Senior Subordinated Notes, the 12% Senior Subordinated Notes have been classified as current in the accompanying March 30, 2001 consolidated balance sheet. No other adjustments have been made with respect to this event of non-compliance.

Acquisition Integration -

        In connection with the Merger, the Company has developed and began to implement facility consolidation plans designed to better integrate the combined operations and to reduce its cost structure. Purchase liabilities recorded by the Company as part of the acquisition included approximately $0.2 million for costs associated with the shutdown and consolidation of certain acquired facilities and $1.6 million for severance and other related costs. The Company utilized $0.1 million in severance of these reserves during the three-month period ending March 30, 2001. At March 30, 2001, reserves of approximately $1.5 million for severance and $0.2 million for costs associated with the shutdown of certain acquired facilities remain. Certain of the plans will continue to be modified and adjusted throughout 2001 as the Company finalizes its consolidation plans. The Company currently anticipates the employee terminations and facility consolidation will be completed by the end of 2001, except for contractual obligations that will continue through 2003.

3)      Segment Reporting

        The following is a summary of certain financial information relating to the two segments for the three months ended as follows:

                                                      March 30,             March 31,
                                                        2001                  2000
                                                        ----                  ----
Total sales by segment:
        MFI                                          $  20,417            $      -
        IFT                                              7,978                6,281
                                                         -----                -----
        Total company sales                          $  28,395            $   6,281
                                                        ======                =====

Operating Profit (loss) by segment:

        MFI:
        Before corporate administration              $ (3,909)            $       -
        Corporate administration                         1,567                    -
        Interest expense                                   697                    -
                                                        ------               ------
        Total                                          (6,173)                    -
                                                       -------                    -

        IFT:
        Before corporate administration                (4,646)                  493
        Corporate administration                         1,116                  999
        Interest expense                                   318                  745
                                                           ---              -------
        Total                                          (6,080)              (1,251)
                                                      --------             --------

Total segments operating losses                      $(12,253)            $ (1,251)
                                                    ==========             ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

              THREE MONTHS ENDED MARCH 30, 2001 AND MARCH 31, 2000

SALES

      The Company's net sales increased by $22.1 million, or 352.1%, to $28.4 million for the three months ended March 30, 2001, as compared to the same period one year ago due to the merger of Sheldahl and International Flex Technologies on December 28, 2000. On a pro forma basis, softness in both the data communication and automobile sectors caused net sales to decrease by $11.7 million, or 29.1% as compared to the same period one year ago. The MFI segment accounted for $12.4 million of the pro forma decrease. On a pro forma basis, IFT segment sales increased $0.7 million.


GROSS PROFIT (LOSS)

      Gross profit decreased $6.1 million to $(4.9) million for the three months ended March 30, 2001 compared to the same period one year ago due to the merger of Sheldahl and International Flex Technologies. On a pro forma basis, reduced sales caused gross profit to decrease $11.4 million from $6.5 million for the same period one year ago. As reflected in the chart below, IFT's gross loss increased to $3.2 million compared to a $1.3 million gain for the same period one year ago. On a pro forma basis, IFT accounted for $2.0 million of the decrease and MFI accounted for $9.4 million of the decrease.

                                March 30, 2001                        March 31, 2000
                                --------------                        ---------------
                                                   Total                                  Total
                          MFI           IFT       Company         MFI        IFT         Company
                          ---           ---       -------         ---        ---         -------

Sales                   $20,417      $ 7,978     $28,395           $-      $6,281       $6,281
Cost of sales            22,051       11,203      33,254            -       5,014        5,014
Gross profit (loss)     (1,634)      (3,225)     (4,859)            -       1,267        1,267
% of sales               (8.0%)      (40.4%)     (17.1%)            -       20.2%        20.2%

OTHER EXPENSES

      The Company's other expenses, excluding interest, increased $4.6 million to $6.4 million for the quarter ended March 30, 2001 as compared to the three months ended March 30, 2000 due to the merger of Sheldahl and International Flex Technologies. On a pro forma basis, other expenses excluding interest decreased $0.5 million.

      During the quarter, increased borrowings and higher interest rates on the Company's credit and security agreement with its bank group increased gross interest expense $0.3 million. IFT had no capitalized interest in the quarter ending March 31, 2000, capitalized interest was $0.1 million for the three months ended March 30, 2001. As a result, net interest expense rose $0.3 million or 36.2% to $1.0 million compared to the period ended March 31, 2000.

Interest costs and activities for the noted period are detailed below:

                                Three Months Ended    Three Months Ended
                                  March 30, 2001        March 31, 2000           Change
                                -------------------   -------------------        ------
(in thousands)
Gross interest expense              $  1,065                $ 745               $   320
Capitalized interest                     (50)                   0                   (50)
                                    --------               ------               -------
Net interest                        $  1,015               $  745               $   270
                                    ========               ======               =======

As a result of the additional equity raised, on a pro forma basis, interest costs decreased by $.4 million as compared to the same period one year ago.


FINANCIAL CONDITION

      The Company's Credit and Security Agreement (the "Credit Agreement") with a group of its two remaining lenders led by Wells Fargo, N.A., as agent, consists of a working capital revolver of $25 million based on levels of working capital and a term facility of $16 million based on the Company's fixed assets. The term facility of $16 million has an outstanding balance as of March 30, 2001 of $10.5 million with monthly repayments of $205,000 through June 2002. Under the $25 million working capital revolver, the Company has the ability to borrow based on the levels of accounts receivable and inventory, which establishes a borrowing base. In December 2000, the Company's borrowings available under the working capital portion of its Credit Agreement was reduced. This change was initiated by the Company's lenders in conjunction with a waiver issued by the lenders related to the Company's failure to achieve certain financial ratios. Effective December 2000, in connection with the waiver of covenant non-compliance, the Company's lenders required the Company to establish a liquidity reserve of $5.0 million. As of March 30, 2001, the Company's reduced borrowing base was approximately $15.1 million, which reflects the $5.0 million liquidity reserve. Actual borrowing under this working capital revolver as of March 30, 2001 was $13.4 million and the amount available to borrow was $1.7 million. The applicable interest rate on the loan effective December 1, 2000 and March 30, 2001 was 11.5% and 9.5%, respectively.

          Fiscal 2001 capital expenditures for the Company are planned at approximately $5.0 million. Scheduled debt repayments for fiscal 2001 will be approximately $4.1 million, including approximately $2.5 million on the bank term facility and approximately $1.6 million for various other debts. All amounts under the Credit Agreement and 12% Senior Subordinated Notes, totaling $23.9 million and $6.5 million, respectively, may be due if the lenders require early repayment due to non-compliance with debt covenants.

      For the three-month period ended March 30, 2001, the Company's cash flow from operations was a negative $15.5 million and the Company did not meet the financial covenants established under its Credit Agreement relating to pre-tax net income (loss), cash flow available for debt service and debt service coverage ratios.

      Net working capital decreased to a negative $14.1 million from a negative $3.4 million at December 29, 2000. The key factors in the decrease of working capital were the decrease in cash of $9.1 million and an increase in short-term debt of $8.4 million. These negative factors were partially offset by a $3.9 million decrease in accounts payable.

      The Credit Agreement restricts the payments of cash dividends, capital expenditures and the redemption of preferred stock, and requires the Company to meet certain financial covenants, including maintaining certain levels of pre-tax net income (loss), cash flow available for debt service and debt service coverage ratios. The Company has not been in compliance with the above-mentioned financial covenants as of March 30, 2001.

      In response, the Company is in the process of implementing cost reduction action plans and is considering all available alternatives. The Company has initiated discussions with its lenders with respect to amending the Credit Agreement relating to such financial covenants. There can be no assurance that an amendment will be obtained or that it will be obtained on terms acceptable to the Company.

      As a result of these events of non-compliance, the Company has classified the borrowings under the Credit Agreement as current in the accompanying March 30, 2001 condensed consolidated balance sheet. In addition, an event of default under the Credit Agreement will cause an event of default under the terms of the 12% Senior Subordinated Notes. As such, the 12% Senior Subordinated Notes have also been classified as current in the accompanying March 30, 2001 consolidated balance sheet. No other adjustments to the carrying amount of classification of assets or liabilities in the accompanying financial statements have been made with respect to this event of non-compliance.

NEW ACCOUNTING PRONOUNCEMENTS

      The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," December 30, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company's adoption of SFAS No. 133 did not have a material impact to results of operations or financial position.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Forward-looking statements are made in this report, as well as in the Company's annual report, communications with shareholders, oral communications and in other filings with the SEC, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "will," "can," "estimate," "anticipate" and similar expressions are intended to identify such forward-looking statements. There are certain important factors that could cause results to differ materially from those anticipated by such forward-looking statements. Readers are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: (i) the Company's ability to begin full volume production at its Longmont facility depends upon final qualification by the Company's customers and, in some cases, their customers, of ViaThin as well as the ability of its production equipment to produce sufficient quantities of product at acceptable quality levels; (ii) delays in achieving full volume production at the Longmont facility will have a material adverse impact on the Company's results of operations and liquidity position; (iii) a continued downturn in the automotive market, the Company's principal market, could have a material adverse effect on the demand for the electronic components supplied by the Company to its customers; (iv) the ability of the Company to obtain waivers from its lender with respect to certain covenant defaults and the ability to raise additional capital and to refinance its current facility to meet its operational and cash flow needs; (v) the extremely competitive conditions that currently exist in the automotive and data communications markets are expected to continue, including development of new technologies, the introduction of new products, and the reduction of prices; (vi) the Company fails to achieve levels of sales growth and operational performance that sustains sufficient cash flow to operate the business and remedy events of non-compliance with the Company's lenders; and (vii) the ability of Sheldahl to integrate its Longmont operations with the former IFT operations. The forward-looking statements included in this report are made only as of the date hereof, and the Company undertakes no obligation to publicly revise or update the forward-looking statements to reflect subsequent events or circumstances.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's Credit and Security Agreement, described in Note 5 to the Consolidated Financial Statements, as well as in the Management's Discussion and Analysis of Financial Condition and Results of Operations, carries interest rate risk. Amounts borrowed under the Agreement are subject to interest charges at a rate equal to the lender's prime rate plus two percent, which as of May 1, 2001 was 9.5%. Should the lenders base rate change, the Company's interest expense will increase or decrease accordingly. As of March 31, 2001, the Company had borrowed approximately $23.8 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost the Company $238,000 in additional gross interest cost on an annual basis.


                                     PART II
                                OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      On February 1, 2001, the Company issued 16,484 shares of its Common Stock in respect of dividends owed to holders of its Series F Convertible Preferred Stock. On February 25, 2001, the Company issued 64,551 shares of its Common Stock in respect of dividends owed to holders of its Series E Convertible Preferred Stock. As a result of the payments of such dividends in shares of Common Stock, the conversion price of the Company's Series D and Series E Convertible Preferred Stock and warrants issued in connection therewith, as well as under the terms of the Company's warrants outstanding to its lenders, have been adjusted as required under the terms of the anti-dilution provisions governing such instruments.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

      See Note 2 of Notes to Consolidated Financial Statements and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding defaults under the Company's Credit and Security Agreement.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits.

                   None.

            (b)   Reports on Form 8-K.

                   Current Report on Form 8-K filed January 12, 2001, reporting Items 1, 2 and 5.

                   Current Report on Form 8-K filed February 13, 2001, reporting
                   Item 4.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SHELDAHL, INC.



Dated:  May 14, 2001                   By:    /s/ Donald R. Friedman
                                          ---------------------------------
                                              President and
                                              Chief Executive Officer


Dated:  May 14, 2001                   By:    /s/ Peter Duff
                                          ---------------------------------
                                              Vice President - Finance

                         SHELDAHL, INC. AND SUBSIDIARIES
                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS


Allowance for Doubtful Accounts:

The transactions in the allowance for doubtful accounts for the periods ending March 30, 2001 and December 29, 2000 were as follows:

                                                    March 30, 2001      Dec. 29, 2000
                                                    --------------      -------------

Balance, beginning of period                              $ 1,623            $  155
Write-offs                                                  (899)              (18)
Provision                                                     644                13
Acquired in Merger                                              -             1,473
                                                       ----------             -----

Balance, end of period                                    $ 1,368            $1,623
                                                          =======            ======


Facility Consolidation Cost Reserves:

The transactions in the restructuring reserves accounts for the periods ending March 30, 2001 and December 29, 2000 were as follows:

                                                    March 30, 2001   December 29, 2000
                                                    --------------   -----------------

Balance, beginning of period                             $  1,855           $    -
Reserve utilized during the period                            100                -
Reserves established in connection with Merger                  -            1,855

Balance, end of period                                   $  1,755           $1,855
                                                         ========           ======