Form 10-Q
period 2001-06-29
SHELDAHL INC
filed 2001-08-13
CIK 89615

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q




  (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 29, 2001                     Commission File Number: 0-45


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

As of August 7, 2001, 31,792,486 shares of the Registrant's common stock were outstanding. Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---

                         SHELDAHL, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX

PART I:  Financial Information

         Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations -
                  Six months ended June 29, 2001 and June 30, 2000.........................       3

         Condensed Consolidated Statements of Operations -
                  Three months ended June 29, 2001 and June 30, 2000.......................       4

         Condensed Consolidated Balance Sheets -
                  As of June 29, 2001 and December 29, 2000................................       5

         Condensed Consolidated Statements of Cash Flows -
                  Six months ended June 29, 2001 and June 30, 2000.........................       6

         Notes to condensed consolidated financial statements..............................    7-11

         Item 2.  Management's Discussion and Analysis of Consolidated
                  Operating Results and Financial Condition................................   12-17

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............      18


PART II:  Other Information

         Item 3. Default Upon Senior Securities............................................      18

         Item 4  Submission of Matters to a Vote of Security Holders.......................      19

         Item 6.  Exhibits and Reports on Form 8-K.........................................      20

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements



                         SHELDAHL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                                        Six Months Ended
                                                                                ----------------------------------
                                                                                 June 29,                 June 30,
(in thousands, except for per share data)                                          2001                     2000
                                                                                ---------                 --------
Net sales                                                                       $ 58,498                    $12,378
Cost of sales                                                                     63,871                      9,816
                                                                                --------                    -------
Gross profit (loss)                                                               (5,373)                     2,562
                                                                                --------                    -------
Expenses:
         Sales and marketing                                                       4,230                        728
         Research and development                                                  3,237                        762
         General and administrative                                                5,879                      1,743
         Interest                                                                  2,493                      1,079
                                                                                --------                    -------
             Total expenses                                                       15,839                      4,312
                                                                                --------                    -------
Loss before income taxes                                                         (21,212)                    (1,750)
Income tax provision                                                                   -                        312
                                                                                --------                    -------
Net loss before preferred dividends                                              (21,212)                    (2,062)
Convertible preferred stock dividends                                             (1,681)                         -
                                                                                --------                    -------
Net loss applicable to common shareholders                                      $(22,893)                   $(2,062)
                                                                                ========                    =======
Net loss per common share - Basic and Diluted                                     $ (.74)                     $(.24)
                                                                                ========                    =======
Number of shares outstanding - Basic and Diluted                                  30,742                      8,737
                                                                                ========                    =======


        The accompanying notes are an integral part of these statements.

                         SHELDAHL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                                        Three Months Ended
                                                                                ----------------------------------
                                                                                 June 29,                 June 30,
(in thousands, except for per share data)                                          2001                     2000
                                                                                ---------                 --------
Net sales                                                                        $30,103                    $ 6,097
Cost of sales                                                                     31,175                      4,802
                                                                                --------                    -------
Gross profit (loss)                                                              (1,072)                      1,295
                                                                                --------                    -------
Expenses:
         Sales and marketing                                                       1,715                        372
         Research and development                                                  1,437                        344
         General and administrative                                                3,255                        744
         Interest                                                                  1,478                        334
                                                                                --------                   --------
            Total expenses                                                         7,885                      1,794
                                                                                --------                    -------
Loss before income taxes                                                          (8,957)                      (499)
Income tax provision                                                                   -                         12
                                                                                --------                    -------
Net loss before preferred dividends                                               (8,957)                      (487)
Convertible preferred stock dividends                                               (840)                         -
                                                                                --------                    -------
Net loss applicable to common shareholders                                      $ (9,797)                    $ (487)
                                                                                ========                    =======
Net loss per common share - Basic and Diluted                                   $   (.32)                    $ (.06)
                                                                                 =======                    =======
Number of shares outstanding - Basic and Diluted                                  30,769                      8,737
                                                                                 =======                      =====

        The accompanying notes are an integral part of these statements.

                         SHELDAHL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       unaudited
                                                                        June 29,       December 29,
(In thousands)                                                           2001              2000
                                                                       ---------       ------------
Current assets:
         Cash and cash equivalents                                     $       -         $  9,701
         Accounts receivable, net                                         15,988           17,657
         Inventories                                                      21,062           25,205
         Other current assets                                              1,878            1,538
                                                                        --------         --------
                  Total current assets                                    38,928           54,101

         Construction in progress                                          1,710            8,238
         Land and buildings                                               17,000           16,596
         Machinery and equipment                                          58,956           50,950
         Less: accumulated depreciation                                 (11,587)          (3,863)
                                                                        --------         --------
                  Net plant and equipment                                 66,079           71,921
         Other assets                                                      3,269            3,340
                                                                        --------         --------
                                                                        $108,276         $129,362
                                                                        ========         ========

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
         Current maturities of long-term debt                           $ 31,899         $ 22,450
         Accounts payable                                                 13,487           16,933
         Accrued salaries                                                  2,581            2,388
         Other accrued liabilities                                        12,488           15,767
                                                                        --------         --------
                  Total current liabilities                               60,455           57,538
         Long-term debt                                                    9,409           10,640
         Other non-current liabilities                                     3,808            4,316
                                                                        --------         --------
Total liabilities                                                         73,672           72,494
                                                                        --------         --------
         Shareholders' investment:
                  Convertible preferred stock                                 53               53
                  Common stock                                             7,691            7,648
                  Additional paid-in capital                              55,416           54,830
                  Accumulated Deficit                                   (28,556)          (5,663)
                                                                        --------         --------
Total shareholders' investment                                            34,604           56,868
                                                                        --------         --------
                                                                        $108,276         $129,362
                                                                        ========         ========


        The accompanying notes are an integral part of these statements.

                         SHELDAHL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                               Six Months Ended
                                                                        --------------------------------
(in thousands)                                                           June 29,               June 30,
                                                                           2001                   2000
                                                                        ----------             ---------
Operating activities:
       Net loss applicable to common shareholders                       $(22,893)               $(2,062)
       Adjustments to reconcile net loss
          to net cash used in operating activities:
              Depreciation and amortization                                8,250                  1,169
              Preferred stock dividends                                    1,681                      -

              Net change in other operating activities:
                        Accounts receivable                                1,669                  1,919
                        Inventories                                        4,143                   (893)
                        Other current assets                                (269)                   101
                        Other assets                                          71                   (111)
                        Severance payments under merger agreement           (672)                     -
                        Accounts payable and accrued liabilities          (7,768)                 1,149
                        Other non-current liabilities                       (404)                     -
                                                                        --------                -------
       Net cash provided by (used in) operating activities               (16,192)                 1,272
                                                                        --------                -------
Capital expenditures, net                                                 (1,882)                (2,221)
                                                                        --------                -------
Financing activities:
       Net borrowings under revolving credit facility                      5,022                    525
       Proceeds from Note Payable                                          5,000                      -
       Repayments of long-term debt                                       (1,804)                     -
       Proceeds from long-term debt                                            -                    585
       Stock options exercised                                               155                      -
                                                                        --------                -------
       Net cash provided by financing activities                           8,373                  1,110
                                                                        --------                -------
Net increase (decrease) in cash and cash equivalents                      (9,701)                   161
Cash and cash equivalents at beginning of period                           9,701                    879
                                                                        --------                -------
Cash and cash equivalents at end of period                              $      -                $ 1,040
                                                                        ========                =======
Supplemental cash flow information:
       Interest paid                                                    $  2,493                $ 1,079
                                                                        ========                =======
       Income taxes paid                                                $      -                $   312
                                                                        ========                =======


        The accompanying notes are an integral part of these statements.

                         SHELDAHL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


     The Company pursuant to the rules and regulations of the Securities and Exchange Commission has prepared these condensed and unaudited consolidated financial statements. In the opinion of management, these condensed unaudited consolidated financial statements reflect all adjustments, of a normal and recurring nature, necessary for a fair statement of the interim periods, on a basis consistent with the annual audited financial statements. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although these disclosures should be considered adequate, the Company strongly suggests that these condensed unaudited financial statements be read in conjunction with the financial statements and summary of significant accounting policies and notes thereto included in the Company's latest annual report on Form 10-K.

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

Pro Forma Financial Information -

     The following Unaudited consolidated pro forma results of operations give effect to the Merger discussed above as if such Merger had occurred at the beginning of the period indicated (in thousands, except per share amounts):

                                            Six months ending        Three months ending
                                              June 30, 2000             June 30, 2000
                                            -----------------        -------------------
      Net sales                                 $79,441                   $39,386
      Operating loss                             (5,979)                   (4,164)
      Net loss                                   (7,972)                   (4,994)

      Basic and diluted loss per share            $(.68)                  $  (.42)

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

1) Inventories, which are valued at the lower of first-in first-out cost or market, consists of (in thousands):

                                      June 29, 2001       December 29, 2000
                                      --------------      -----------------
      Raw materials                      $ 7,748               $ 9,769
      Work-in-process                      7,283                 7,589
      Finished goods                       6,031                 7,847
                                         -------               -------
                                         $21,062               $25,205
                                         =======               =======

2)   Liquidity and Going Concern Matters


     International Flex Holdings began operations on February 1, 1999 and has incurred operating losses of approximately $5.6 million during the twenty-three month period ended December 29, 2000. On a pro-forma basis, including the operations of Sheldahl, the Company has incurred losses of approximately $47.9 million during the same period. These losses have been principally financed through equity and debt financing.

     Fiscal 2001 capital expenditures for the Company, including the operations of Sheldahl, are planned at approximately $5.0 million. Scheduled debt repayments for fiscal 2001 will be approximately $4.1 million, including approximately $2.5 million on the bank term facility and approximately $1.6 million for various other debts. Additional amounts under the Credit Agreement, 12% Senior Subordinated Notes and the Subordinated Secured Notes Purchase Agreement dated as of May 23, 2001 between the Company, Morgenthaler Venture Partners V, L.P., Ampersand IV Limited Partnership, Ampersand IV Companion Fund Limited Partnership and Molex Incorporated with respect to indebtedness in the amount of $5,000,000 (the "May Debt Agreement") may be due if the lenders require early repayment due to non-compliance with certain debt covenants.

     The Company has not been immune to the general economic downturn and accordingly experienced significant softening of sales orders during the later stages of 2000, the first half of 2001 and consequently poor operating performance. The Company developed and continues to implement a cost reduction plan in order to improve operating performance.

     As of June 29, 2001 the Company was out of compliance with certain of its covenants under the Company's Credit and Security Agreement (the "Credit Agreement") with a group of its two remaining lenders led by Wells Fargo, N.A. as agent. The Company is seeking a waiver from its lender Wells Fargo, N.A. for noncompliance with these covenants. In addition the Company is in active discussions with various financial institutions in order to refinance all of its obligations under its existing Credit Agreement. If the Company is unable to obtain refinancing of its credit facility on acceptable terms and unable to continue to obtain the necessary future waivers from its current lenders, the Company may be required to repay in full the outstanding borrowings under the Credit Agreement. This would leave the Company in a position in which it would not be able to fund its operations. In addition, an event of non-compliance under the Credit Agreement will cause an event of default under the terms of the Company's 12% Senior Subordinated Notes and the May Debt Agreement. The Company may be required to repay all outstanding borrowings on the 12% Senior Subordinated notes in an amount of approximately $6.5 million as of June 29,

     2001 and the May Debt Agreement in an amount of approximately $5 million. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     Management has and will continue to implement measures designed to address the Company's operational and cash flow objectives. Management continues to review all other available alternatives to raise additional funds and to refinance its current credit facility to meet its operational and cash flow needs. As a result of the Company's continuing events of non-compliance under the Credit Agreement, the Company has classified the borrowings under the Credit Agreement as current in the accompanying June 29, 2001 consolidated balance sheet. In addition, an event of default under the Credit Agreement will cause an event of default under the terms of the 12% Senior Subordinated Notes and the May Debt Agreement. As such, the 12% Senior Subordinated Notes and the May Debt Agreement have been classified as current in the accompanying June 29, 2001 consolidated balance sheet. No other adjustments to the carrying amount of classification of assets or liabilities in the accompanying financial statements have been made with respect to this event of non-compliance.


     Acquisition Integration

     In connection with the Merger, the Company developed and continues to implement facility consolidation plans designed to better integrate the combined operations and to reduce its operational cost structure. Purchase liabilities recorded by the Company as part of the acquisition included approximately $0.2 million for costs associated with the shutdown and consolidation of certain acquired facilities and $1.6 million for severance and other related costs. The Company utilized approximately $0.6 million during the six-month period ending June 29, 2001. At June 29, 2001, reserves of approximately $1.0 million for severance and $0.2 million for costs associated with the shutdown of certain acquired facilities remain. Certain of the plans may continue to be modified and adjusted throughout 2001 as the Company finalizes its consolidation plans. The Company currently anticipates the employee terminations and facility consolidation will be completed by the end of 2001, except for contractual obligations that will continue through 2003. As of June 29, 2001, 156 individuals have been terminated under this plan.

3)   Reported Event

     On May 22, 2001 the Company announced that it had entered into a non-exclusive agreement with Morgenthaler Venture Partners V, L.P. and Ampersand IV Limited Partnership in which it has agreed to sell, subject to due diligence, a portion of assets of the Company which relate to the MFI division (the "Letter Agreement"). In connection with the Letter Agreement, Morgenthaler Venture Partners V, L.P. and Ampersand IV Limited Partnership and Molex Incorporated provided a bridge note of $5 million bearing interest per annum at 22% pursuant to the May Debt Agreement, which is to be repaid upon the sale of the assets previously mentioned. In a letter agreement dated as of July 27, 2001, Ampersand IV Limited Partnership was removed as a party to the Letter Agreement. However Morgenthaler Venture Partners V, L.P. remains a party to the Letter Agreement. Further, in a second letter agreement dated as of July 27,2001, the Company agreed to extend the term of the Letter Agreement to October 1, 2001 and reduced a fee payable to Morgenthaler Venture Partners V, L.P. upon the termination of the Letter Agreement or the consummation of a transaction with a third party from $900,000 to $500,000. As of August 9, 2001 the Company continues to review offers from other interested parties for the purchase of a portion of the assets of the MFI division.

4)   Segment Reporting

     The following is a summary of certain financial information relating to the two segments for the six months ended as follows:

                                                      June 29,           June 30,
                                                        2001               2000
                                                      --------           --------
Total sales by segment:
         MFI                                           $ 42,729           $      -
         IFT                                             15,769             12,378
                                                       --------           --------
         Total company sales                           $ 58,498           $ 12,378
                                                       ========           ========

Operating Profit (loss) by segment:

         MFI:
         Before corporate administration               $ (3,852)          $      -
         Corporate administration                         3,581                  -
         Interest expense                                 1,746                  -
                                                       --------           --------
         Total                                           (9,179)                 -
                                                       --------           --------


         IFT:
         Before corporate  administration                (8,968)             1,072
         Corporate administration                         2,318              1,743
         Interest expense                                   747              1,079
                                                       --------           --------
         Total                                          (12,033)            (1,750)
                                                       --------           --------

Total segments operating losses                        $(21,212)           $(1,750)
                                                       ========           ========

     The following is a summary of certain financial information relating to the two segments for the three months ended as follows:

                                                      June 29,          June 30,
                                                        2001              2000
                                                      --------          --------
Total sales by segment:
         MFI                                           $22,312           $     -
         IFT                                             7,791             6,097
                                                       -------           -------
         Total company sales                           $30,103           $ 6,097
                                                       =======           =======

Operating Profit (loss) by segment:

         MFI:
         Before corporate administration               $   129           $     -
         Corporate administration                        2,074                 -
         Interest expense                                1,048                 -
                                                       -------           -------
         Total                                          (2,993)                -
                                                       -------           -------
         IFT:
         Before  corporate administration               (4,333)              579
         Corporate administration                        1,201               744
         Interest expense                                  430               334
                                                       -------           -------
         Total                                          (5,964)             (499)
                                                       -------           -------
Total segments operating losses                        $(8,957)           $ (499)
                                                       =======            ======

                         SHELDAHL, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             CONSOLIDATED OPERATING RESULTS AND FINANCIAL CONDITION

                SIX MONTHS ENDED JUNE 29, 2001 AND JUNE 30, 2000

SALES

     The Company's net sales increased by $46.1 million, or 372.6%, to $58.5 million for the six months ended June 29, 2001, as compared to the same period one year ago due to the merger of Sheldahl and International Flex Technologies on December 28, 2000. On a pro forma basis, continuing softness in both the data communication and automobile sectors caused net sales to decrease by $20.9 million, or 26.4% as compared to the same period one year ago. The MFI segment accounted for $21.9 million of the pro forma decrease. On a pro forma basis, IFT segment sales increased $1.0 million.


GROSS PROFIT (LOSS)

     Gross profit decreased $7.9 million to a loss of $(5.4) million for the six months ended June 29, 2001 compared to the same period one year ago due to the merger of Sheldahl and International Flex Technologies. On a pro forma basis, reduced sales caused gross profit to decrease $15.0 million from $9.7 million for the same period one year ago. As reflected in the chart below, IFT's gross profit decreased $9.0 million to result in a loss of $(6.4) million as compared to a $2.6 million profit for the same period one year ago. On a pro forma basis, IFT accounted for $4.0 million of the decrease and MFI accounted for $11.0 million.

                                          June 29, 2001                           June 30, 2000
                               -------------------------------------       ----------------------------------
                                                              Total                                    Total
                                 MFI            IFT          Company         MFI         IFT          Company
                               -------       --------        --------      -------     -------        --------
Sales                          $42,729       $ 15,769         $58,498       $  -       $12,378         $12,378
Cost of sales                   41,706         22,165          63,871          -         9,816           9,816
Gross profit (loss)              1,023         (6,396)         (5,373)         -         2,562           2,562
% of sales                        2.4%         (40.6%)          (9.2%)         -         20.7%           20.7%


OTHER EXPENSES

     The Company's other expenses, excluding interest, increased $10.1 million to $13.4 million for the period ended June 29, 2001 as compared to the same period ended June 30, 2000 due to the merger of Sheldahl and International Flex Technologies. On a pro forma basis other expenses excluding interest increased by $0.4 million due in part to the recent corporate reorganization which reports product support engineers as part of other expenses versus cost of goods sold. The group of product support engineers incurred approximately $1.1 million of expense for the period ending June 29, 2001. On an annual basis, the expenses of the product support engineers is equal to approximately $2.2 million.

     During the period ending June 29, 2001, increased borrowings and higher interest rates on the Company's credit and security agreement with its bank group increased gross interest expense $1.4 million. IFT had no capitalized interest during the period ending June 30, 2000, capitalized interest was $0.2 million for the period ended June 29, 2001.

Interest costs and activities for the noted period are detailed below:

                                    Six Months Ended     Six Months Ended
                                      June 29, 2001        June 30, 2000        Change
                                    ----------------     ----------------     ----------
(in thousands)
Gross interest expense                 $ 2,662               $ 1,079            $ 1,583
Capitalized interest                      (169)                   -                (169)
                                       -------               -------            -------
Net interest                           $ 2,493               $ 1,079            $ 1,414
                                       =======               =======            =======


As a result of the additional equity infusion as part of the merger on December 29, 2000, on a pro forma basis interest costs decreased by $0.2 million as compared to the same period one year ago.

EBITDA

EBITDA for the six month period ended June 29, 2001 was a negative $(10.5) million as compared to a positive $5.2 million on a pro-forma basis for the same period one year ago. EBITDA is defined as net income (loss) plus convertible preferred stock dividends, income tax provision, interest expense and depreciation and amortization. EBITDA is a key financial measure but should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles). We believe that EBITDA is a useful supplement to net income (loss) and other income statement data in understanding cash flows generated from operations that are available for debt service and capital expenditures, and it is also used by our lending institutions as a measure of debt compliance and borrowing availability. However, our method of computation may not be comparable to other similarly titled measures of other companies.

                         SHELDAHL, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             CONSOLIDATED OPERATING RESULTS AND FINANCIAL CONDITION

               THREE MONTHS ENDED JUNE 29, 2001 AND JUNE 30, 2000

SALES

     The Company's net sales increased by $24.0 million, or 393.7%, to $30.1 million for the three months ended June 29, 2001, as compared to the same period one year ago due to the merger of Sheldahl and International Flex Technologies on December 28, 2000. On a pro forma basis, continuing softness in both the data communication and automobile sectors caused net sales to decrease by $9.3 million, or 23.6% as compared to the same period one year ago. The MFI segment accounted for $9.6 million of the pro forma decrease. On a pro forma basis, IFT segment sales increased $0.3 million.


GROSS PROFIT (LOSS)

     Gross profit decreased $2.4 million to $(1.1) million for the three months ended June 29, 2001 compared to the same period one year ago due to the merger of Sheldahl and International Flex Technologies. On a pro forma basis, reduced sales caused gross profit to decrease $4.2 million from $3.1 million for the same period one year ago. As reflected in the chart below, IFT's gross loss increased to $3.2 million compared to $1.3 million profit for the same period one year ago. On a pro forma basis, IFT accounted for $2.0 million of the decrease and MFI accounted for $2.2 million of the decrease.

                                        June 29, 2001                          June 30, 2000
                               --------------------------------       ------------------------------
                                                         Total                                 Total
                                MFI           IFT        Company        MFI        IFT         Company
                               -------      -------      -------       ------     ------       -------
Sales                          $22,312     $  7,791     $ 30,103       $   -      $6,097       $6,097
Cost of sales                   20,213       10,962       31,175           -       4,802        4,802
Gross profit (loss)              2,099       (3,171)      (1,072)          -       1,295        1,295
% of sales                         9.4%      (40.7%)       (3.6%)          -        21.2%        21.2%


OTHER EXPENSES

     The Company's other expenses, excluding interest, increased $5.0 million to $6.4 million for the quarter ended June 29, 2001 as compared to $1.4 million for the three months ended June 29, 2000 due to the merger of Sheldahl and International Flex Technologies. On a pro forma basis other expenses excluding interest increased $0.3 million due in whole to the recent corporate reorganization which reports product support engineers as part of other expenses versus cost of goods sold. The group of product support engineers incurred approximately $0.6 million of expense for the quarter ending June 29, 2001.

     During the quarter, increased borrowings and higher interest rates on the Company's credit and security agreement with its bank group increased gross interest expense $1.2 million. IFT had no capitalized interest in the quarter ending June 30, 2000 and capitalized interest for the three months ended June 29, 2001 was not significant.

As a result of the additional equity infusion as part of the merger on December 29, 2000, on a pro forma basis interest costs decreased by $0.3 million as compared to the same period one year ago.

EBITDA

EBITDA for the three month period ended June 29, 2001 was a negative $(3.2) million as compared to a positive $1.2 million on a pro-forma basis for the same period one year ago. As compared to the quarter ending March 30, 2001, EBITDA improved $4.0 million during the current quarter ending June 29, 2001. This quarter over quarter improvement is principally related to the Company's continued implementation of the facility and operating consolidation plans developed as part of the Merger that are designed to better integrate the combined operations and reduce overall operating costs.

FINANCIAL CONDITION

     The Company's credit agreement with its remaining lenders led by Wells Fargo, N.A., as agent, consists of a working capital revolver of $25 million based on levels of working capital and a term facility of $16 million based on the Company's fixed assets. The term facility of $16 million has an outstanding balance as of June 29, 2001 of $9.9 million with monthly repayments of $205,000 through June 2002. Under the $25 million working capital revolver, the Company has the ability to borrow based on the levels of accounts receivable and inventory, which establishes a borrowing base. In December 2000, the Company's borrowings available under the working capital portion of its credit agreement were reduced. This change was initiated by the Company's lenders in conjunction with a waiver issued by the lenders related to the Company's failure to achieve certain financial ratios. Effective December 2000, in connection with the waiving of covenant non-compliance, the Company's lenders required the Company to establish a liquidity reserve of $5.0 million. As of June 29, 2001, the company's reduced borrowing base was approximately $12.2 million, which reflects the $5.0 million liquidity reserve. Actual borrowing under this working capital revolver as of June 29, 2001 was $9.8 million and the amount available to borrow was $2.4 million. The applicable interest rate on the loan effective December 1, 2000 and June 29, 2001 was 11.5% and 11.5%, respectively.

     Fiscal 2001 capital expenditures for the Company are planned at approximately $5.0 million. Scheduled debt repayments for fiscal 2001 will be approximately $4.1 million, including approximately $2.5 million on the bank term facility and approximately $1.6 million for various other debts. Additional amounts under the Credit Agreement, 12% Senior Subordinated Notes and May Debt Agreement may be due if the lenders require early repayment due to non-compliance with certain covenants.

     For the six-month period ended June 29, 2001, the Company's cash flow from operations was a negative $16.2 million and the Company did not meet financial covenants established under its credit agreement.

     Net working capital decreased to a negative $21.5 million from a negative $3.4 million at December 29, 2000. The key factors in the decrease of working capital were the decrease in cash of $9.7 million, a reduction in accounts receivable and inventory of $5.8 million and a decrease in accounts payable of $3.4 million and other non-current liabilities of $0.5 million. These negative factors were partially offset by a $5.0 million bridge financing loan which was provided by Morgenthaler Venture Partners V, L.P. and Ampersand IV Limited Partnership and Molex Incorporated in anticipation of the sale of certain assets relating to the MFI Division which is to be repaid upon the transaction closing.

The credit agreement restricts the payments of cash dividends, capital expenditures and the redemption of preferred stock, and requires the Company to meet minimum EBITDA and to establish by July 20, 2001 new financial covenants. Although the Company is not in compliance since it and the lender have not established such financial covenants, the Company is continuing discussions with its lender to do so.

In addition the Company has entered in discussions with other financial institutions and is actively pursuing its options with respect to refinancing its current credit agreement. While management currently believes that it will be successful in refinancing the company, there can be no assurance that a refinancing proposal will be obtained on terms acceptable to the Company or that such refinancing will occur. As a result of this event of non-compliance, the Company has classified the borrowings under the Credit Agreement as current in the accompanying June 29, 2001 condensed consolidated balance sheet. In addition, an event of default under the Credit Agreement will cause an event of default under the terms of the 12% Senior Subordinated Notes and May Debt Agreement. As such, the 12% Senior Subordinated Notes and May Debt Agreement have also been classified as current in the accompanying June 29, 2001 consolidated balance sheet. No other adjustments to the carrying amount of classification of assets or liabilities in the accompanying financial statements have been made with respect to this event of non-compliance.

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

CAUTIONARY STATEMENT

     Statements included in this Management's Discussion and Analysis of Consolidated Operating Results and Financial Condition, in the letter to shareholders, elsewhere in this Form 10-Q, in the Company's annual report, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and oral statements made with the approval of an authorized executive officer that are not historical, or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain risks and uncertainties could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

     The following important factors, among others, in some cases have affected and in the future could affect the Company's actual financial performance and cause it to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to begin full volume production at its Longmont facility is dependent upon final qualification by the Company's customers and, in some cases, their customers, of ViaThin as well as the ability of its production equipment to produce sufficient quantities of product at acceptable quality levels; (ii) delays in achieving full volume production at the Longmont facility will have a material adverse impact on the Company's results of operations and liquidity position; (iii) a continued downturn in the automotive market, the Company's principal market, could have a material adverse effect on the demand for the electronic components supplied by the Company to its customers; (iv) the ability of the Company to obtain waivers from its lender with respect to certain covenant defaults and the ability to raise additional capital and to refinance its current facility to meet its operational and cash flow needs; (v) the extremely competitive conditions that currently exist in the automotive and data communications markets are expected to continue, including development of new technologies, the introduction of new products, and the reduction of prices; (vi) the Company fails to achieve levels of sales growth and operational performance that sustains sufficient cash flow to operate the business and satisfy existing covenants with the Company's lenders; and (vii) the ability of Sheldahl to integrate its Longmont operations with the former IFT operations. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect the events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's Credit and Security Agreement, described in Note 5 to the Consolidated financial statements as well as in the Management's Discussion and Analysis of Financial Condition and Results of Operations carries interest rate risk. Amounts borrowed under this Agreement are subject to interest charges at a rate equal to the lender's prime rate plus four percent, which as of August 8, 2001 was 10.75%. Should the lenders base rate change, the Company's interest expense will increase or decrease accordingly. As of June 29, 2001, the Company had borrowed approximately $19.7 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost the Company $197,000 in additional gross interest cost on an annual basis.




PART II - OTHER INFORMATION

                         SHELDAHL, INC. AND SUBSIDIARIES
                                    FORM 10-Q

Item 3.   Defaults Upon Senior Securities

          See Note 2 of Notes to Consolidated Financial Statements and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding Defaults under the Company's Credit and Security Agreement.

Item 4.   Submission of Matters to a Vote of Security Holders

          On June 26, 2001, the Company held its annual meeting of shareholders. Shareholders were asked to consider and vote upon six (6) items of business at the meeting. Below is a brief description of each matter voted upon at the meeting, as well as the number of votes cast for, against or withheld, and abstentions. Of the 30,762,279 shares issued, outstanding and entitled to vote at the meeting, there were 25,959,027 shares of the Company's stock present, either in person or by proxy.

1. To approve a proposal to amend the Company's Bylaws to reduce the number of Directors to seven.

     For:             20,512,059
     Against:            339,243
     Withheld:         5,093,755
     Abstain:             13,969

2. To approve a proposal to amend the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 100,000,000.

     For:             25,141,856
     Against:            793,360
     Abstain              24,010

3. To elect five directors to hold office until the next Annual Meeting of Shareholders or until their successors are elected.

     Stuart Auerbach
     For:                 24,811,125
     Withheld:             1,147,901

     William B. Miller
     For:                 24,811,125
     Withheld:             1,147,901

     Donald R. Friedman
     For:                 24,810,593
     Withheld:             1,148,433

     Raymond C. Wieser
     For:                 24,811,125
     Withheld:             1,147,901

     John P. Lutsi
     For:                 24,790,087
     Withheld:             1,168,939


4. To ratify and approve amendments to the Sheldahl, Inc. Employee Stock Purchase Plan.

     For:                 19,845,854
     Against:                468,357
     Withheld:             5,093,755
     Abstain:                551,060

5.   To ratify and approve amendments to the Sheldahl, Inc. 1994 Stock Option
     Plan.

     For:                 19,149,288
     Against:              1,155,913
     Withheld:             5,093,755
     Abstain:                560,070

6. To ratify and approve the selection of independent public accountants for the Company for the current fiscal year.

     For:                 25,820,244
     Against:                 89,015
     Abstain:                 49,767

Item 6. Exhibits and Reports on Form 8-K

        A)   Exhibits

             3.1   Amended and Restated Articles of Incorporation

             3.2   Bylaws, as amended

             10.1 Letter Agreement dated as of July 27, 2001 by and between the Company, Morgenthaler Venture Partners V, L.P., Ampersand IV Limited Partnership and Ampersand IV Companion Fund Limited Partnership

             10.2 Letter Agreement dated as of July 27, 2001 by and between the Company and Morgenthaler Venture Partners V, L.P.


          B) Reports on Form 8-K

             Current Report on Form 8-K filed May 23, 2001, reporting Item 5.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SHELDAHL, INC.
                                         (Registrant)



Dated     August 8, 2001                 By /s/ Donald R. Friedman
      ----------------------                -----------------------------
                                            President and
                                            Chief Executive Officer


Dated     August 8, 2001                 By /s/ Peter Duff
      ----------------------                -----------------------------
                                            Vice President - Finance

                         Sheldahl, Inc. and Subsidiaries
                 Schedule II: Valuation and Qualifying Accounts


Allowance for Doubtful Accounts:

The transactions in the allowance for doubtful accounts for the periods ending June 29, 2001 and December 29, 2000 were as follows:

                                                  June 29, 2001        December 29, 2000
                                                  -------------        -----------------
Balance, beginning of period                         $ 1,623                $  155
Write-offs                                              (885)                  (18)
Provision                                                581                    13
Acquired in Merger                                         -                 1,473
                                                     -------                ------
Balance, end of period                               $ 1,319                $1,623
                                                     =======                ======

Facility Consolidation Cost Reserves:

The transactions in the restructuring reserves accounts for the periods ending June 29, 2001 and December 29, 2000 were as follows:

                                                  June 29, 2001       December 29, 2000
                                                  -------------       -----------------
Balance, beginning of period                          $1,855              $    -
Reserve utilized during the period                      (672)                  -
Reserves established in connection with Merger             -               1,855
                                                      ------               -----
Balance, end of period                                $1,183              $1,855
                                                      ======              ======