Form 10-Q
period 2001-09-28
SHELDAHL INC
filed 2001-11-13
CIK 89615

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q




(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


For the Quarter Ended September 28, 2001          Commission File Number: 0-45


                                 SHELDAHL, INC.
             (Exact name of registrant as specified in its charter)

              Minnesota                                     41-0758073
   -------------------------------------------------------------------------
   (State or other jurisdiction of                        (IRS Employer
   incorporation or organization)                     Identification Number)



        Northfield, Minnesota                                  55057
   -------------------------------------------------------------------------
        (Address of principal                               (Zip Code)
         executive offices)




Registrant's telephone number, including area code    (507) 663-8000
                                                   -------------------------

As of November 02, 2001, 32,057,200 shares of the Registrant's common stock were outstanding. Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES   X    NO
                                                 ---      ---

                         SHELDAHL, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX


PART I:  Financial Information

         Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations -
                  Nine months ended September 28, 2001 and
                    September 29, 2000 ......................................3

         Condensed Consolidated Statements of Operations -
                  Three months ended September 28, 2001 and
                    September 29, 2000 ......................................4

         Condensed Consolidated Balance Sheets -
                  As of September 28, 2001 and December 29, 2000.............5

         Condensed Consolidated Statements of Cash Flows -
                  Nine months ended September 28, 2001 and
                    September 29, 2000 ......................................6

         Notes to condensed consolidated financial statements ............7-13

         Item 2.  Management's Discussion and Analysis of Consolidated
                  Operating Results and Financial Condition .............14-20

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk ..............................................21


PART II:  Other Information

         Item 1.  Legal Proceedings.........................................22

         Item 2.  Changes in Securities and Use of Proceeds.................22

         Item 6.  Exhibits and Reports on Form 8-K .........................22

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

                         SHELDAHL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                     Nine Months Ended
                                                     -----------------
                                                 September 28,  September 29,
(in thousands, except for per share data)            2001          2000
                                                     ----          ----


Net sales                                          $ 84,148    $ 18,552
Cost of sales                                        92,280      14,738
                                                   --------    --------

Gross profit (loss)                                  (8,132)      3,814

Expenses:
         Sales and marketing                          6,032       1,053
         Research and development                     5,095       1,186
         General and administrative                   8,720       2,437
         Restructuring, severance and other           1,117           -
         Interest                                     3,880       1,412
                                                   --------    --------
                  Total expenses                     24,844       6,088

Loss before income taxes                            (32,976)     (2,274)
                                                   --------    --------

Income tax provision / (benefit)                          -         (44)
                                                   --------    --------

Net loss before preferred dividends                 (32,976)     (2,230)

Convertible preferred stock dividends                (2,520)          -
                                                   --------    --------

Net loss applicable to common shareholders         $(35,496)   $ (2,230)
                                                   ========    ========

Net loss per common share - Basic and Diluted      $  (1.14)   $   (.26)
                                                   ========    ========

Number of shares outstanding - Basic and Diluted     31,021       8,737
                                                   ========    ========


        The accompanying notes are an integral part of these statements.

                         SHELDAHL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                     Three Months Ended
                                                     ------------------
                                                 September 28,  September 29,
(in thousands, except for per share data)            2001           2000
                                                     ----           ----

Net sales                                          $ 25,650       $  6,174
Cost of sales                                        28,408          4,922
                                                   --------       --------

Gross profit (loss)                                  (2,758)         1,252

Expenses:
         Sales and marketing                          1,803            325
         Research and development                     1,858            424
         General and administrative                   2,842            694
         Restructuring, severance and other           1,117              -
         Interest                                     1,387            333
                                                   --------       --------
                  Total expenses                      9,007          1,776

Loss before income taxes                            (11,765)          (524)
                                                   --------       --------

Income tax provision                                      -            356
                                                   --------       --------

Net loss before preferred dividends                 (11,765)          (168)

Convertible preferred stock dividends                  (840)             -
                                                   --------       --------

Net loss applicable to common shareholders         $(12,605)      $   (168)
                                                   ========       ========

Net loss per common share - Basic and Diluted      $   (.40)      $   (.02)
                                                   ========       ========

Number of shares outstanding - Basic and Diluted     31,576          8,737
                                                   ========       ========





        The accompanying notes are an integral part of these statements.

                         SHELDAHL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                unaudited
(In thousands)                                 September 28,   December 29,
                                                   2001            2000
                                                   ----            ----
Current assets:
         Cash and cash equivalents              $    -           $   9,701
         Accounts receivable, net                  14,726           17,657
         Inventories                               19,403           25,205
         Other current assets                       1,954            1,538
                                                ---------        ---------
                  Total current assets             36,083           54,101

         Construction in progress                   1,549            8,238
         Land and buildings                        17,000           16,596
         Machinery and equipment                   59,475           50,950
         Less: accumulated depreciation           (15,534)          (3,863)
                                                ---------        ---------
                  Net plant and equipment          62,490           71,921

         Other assets                               4,736            3,340
                                                ---------        ---------

                                                $ 103,309        $ 129,362
                                                =========        =========

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
         Current maturities of long-term debt   $  35,343        $  22,450
         Accounts payable                          16,525           16,933
         Accrued salaries                           1,785            2,388
         Other accrued liabilities                 12,754           15,767
                                                ---------        ---------
                  Total current liabilities        66,407           57,538

         Long-term debt                             8,454           10,640
         Other non-current liabilities              3,708            4,316
                                                ---------        ---------

Total liabilities                                  78,569           72,494
                                                ---------        ---------

         Shareholders' investment:
                  Convertible preferred stock          53               53
                  Common stock                      8,014            7,648
                  Additional paid-in capital       57,832           54,830
                  Accumulated deficit             (41,159)          (5,663)
                                                ---------        ---------

Total shareholders' investment                     24,740           56,868
                                                ---------        ---------

                                                $ 103,309        $ 129,362
                                                =========        =========



        The accompanying notes are an integral part of these statements.

                         SHELDAHL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                               Nine Months Ended
                                                               -----------------
(in thousands)                                           September 28,     September 29,
                                                             2001              2000
                                                             ----              ----
Operating activities:
     Net loss applicable to common shareholders            $(35,496)        $ (2,230)
     Adjustments to reconcile net loss
       to net cash used in operating activities:
          Depreciation and amortization                      12,505            1,802
          Preferred stock dividends                           2,520                -

          Net change in other operating activities:
               Accounts receivable                            2,931            1,839
               Inventories                                    5,802             (488)
               Other current assets                            (416)             (68)
               Other assets                                  (1,396)            (192)
               Severance payments related to merger          (1,194)               -
               Accounts payable and accrued liabilities      (4,092)           1,717
               Other non-current liabilities                   (608)               -
                                                           --------         --------

     Net cash provided by (used in) operating activities    (19,444)           2,380
                                                           --------         --------

Capital expenditures, net                                    (2,240)          (2,307)
                                                           --------         --------

Financing activities:
     Proceeds from notes payable                              8,000                -
     Net borrowings under revolving credit facility           5,870             (874)
     Repayments of long-term debt                            (2,186)               -
     Proceeds from long-term debt                                 -              370
     Employee stock purchase plan                               135                -
     Exercise of warrants                                         9                -
     Stock options exercised                                    155                -
                                                           --------         --------

     Net cash provided by financing activities               11,983             (504)
                                                           --------         --------
Net increase (decrease) in cash and cash equivalents         (9,701)            (431)

Cash and cash equivalents at beginning of period              9,701              879
                                                           --------         --------
Cash and cash equivalents at end of period                 $      -         $    448
                                                           ========         ========
Supplemental cash flow information:
     Interest paid                                         $  4,002            1,412
                                                           ========         ========
     Income taxes paid                                     $      -         $      -
                                                           ========         ========
     Preferred stock dividend paid in common shares        $  2,092         $      -
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

Pro Forma Financial Information -

     The following unaudited consolidated pro forma results of operations give effect to the Merger discussed above as if such Merger had occurred at the beginning of the periods indicated (in thousands, except per share amounts):

                                    Nine months ending     Three months ending
                                    -------------------    -------------------
                                     September 29, 2000     September 29, 2000
                                    -------------------    -------------------

         Net sales                      $119,445                $40,004
         Operating loss                  (11,579)                (5,600)
         Net loss                        (14,063)                (6,091)

         Basic and diluted loss
          per share                     $   (.46)               $  (.20)

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

1) Inventories, which are valued at the lower of first-in first-out cost or market, consists of (in thousands):

                                 September 28, 2001        December 29, 2000
                                 ------------------        -----------------

       Raw materials                  $ 6,855                  $ 9,769
       Work-in-process                  5,304                    7,589
       Finished goods                   7,244                    7,847
                                      --------                 --------
                                      $19,403                  $25,205
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

     Fiscal 2001 capital expenditures for the Company are planned at approximately $3.0 million. Scheduled debt repayments for fiscal 2001 will be approximately $4.1 million, including approximately $2.5 million on the bank term facility and approximately $1.6 million for various other debts.

     The Company has not been immune to the general economic downturn and accordingly experienced significant softening of sales orders during the later stages of 2000, which has continued into the first nine months of 2001. The weakness in sales has had a direct correlation to the level of losses over this time period. In response to these market conditions, the Company developed and continues to implement a cost reduction plan in order to improve operating performance.

     As of September 28, 2001 the Company was in default of its covenants under the Company's Credit and Security Agreement (the "Credit Agreement") with a group of its two remaining lenders led by Wells Fargo Bank Minnesota N.A., as agent. In addition, the Company did not make a scheduled $750,000 payment on its note payable to IBM due July 31, 2001 and is also behind in payments on certain of its capital lease and installment note obligations. On October 25, 2001, the Company entered into a Subordinated Notes and Warrant Purchase Agreement (the "October Debt Agreement") with Morgenthaler Partners VII, L.P., Ampersand IV Limited Partnership ("Ampersand") and Molex Incorporated ("Molex") pursuant to which Morgenthaler, Ampersand and Molex extended $7,000,000 in financing to the Company. In connection with the Debt Agreement, on October 25, 2001, the Company entered into the Eleventh Amendment to the Credit Agreement which established new covenants, including covenants for minimum EBITDA, and obtained a waiver for the events of default existing before the Eleventh Amendment.

This would leave the Company in a position in which it would not be able to fund its operations. In addition, an event of non-compliance under the Credit Agreement will cause an event of default under the terms of the following debt agreements:

          1. The Subordinated Notes and Warrant Purchase Agreement dated as of November 10, 2000 by and among the Company and Morgenthaler Venture Partners V, L.P. ("Morgenthaler"), Ampersand, Ampersand IV Companion Fund Limited Partnership ("Ampersand Companion Fund") and Molex, as amended by the Amended and Restated Subordinated Note and Warrant Purchase Agreement dated December 29, 2000 with respect to indebtedness of $6.5 million (the "December Debt Agreement" - see Note 3).

          2. The Subordinated Secured Notes Purchase Agreement dated as of May 23, 2001 between the Company, Morgenthaler, Ampersand and Molex with respect to indebtedness in the amount of $5.0 million (the "May Debt Agreement" - see Note 3).

          3. The Subordinated Notes and Warrant Purchase Agreement dated August 13, 2001 with Morgenthaler and Molex with respect to indebtedness in the amount of $3.0 million (the "August Debt Agreement" - see Note 3).

          4. The Subordinated Notes and Warrant Purchase Agreement dated October 25, 2001 with Morgenthaler Partners VII, L.P., Ampersand IV Limited Partnership and Molex with respect to indebtedness in the amount of $7.0 million (the "October Debt Agreement ).

     As of September 28, 2001 there remained outstanding $14.5 million of aggregate indebtedness under the December, May, and August Debt Agreements, representing the original principal amount of indebtedness incurred under each. The above matters raise substantial doubt about the Company's ability to continue as a going concern.

     Management has and will continue to implement measures designed to address the Company's operational and cash flow objectives. Management continues to review all other available alternatives to raise additional funds and to refinance its current credit facility to meet its operational and cash flow needs. As a result of the Company's default under the Credit Agreement, the Company has classified the borrowings under the Credit Agreement as current in the accompanying September 28, 2001 condensed consolidated balance sheet. If the Company is unable to meet its covenants as established in the Eleventh Amendment to the Credit Agreement or, in the event of default of the covenants, is unable to obtain any waivers of default from its lenders, the Company may be required to repay in full the outstanding borrowings under the Credit Agreement or the December, May, August and October Debt Agreements. As such, the outstanding indebtedness as of September 28, 2001 under each of these debt agreements has been classified as current in the accompanying September 28, 2001 condensed consolidated balance sheet. No other adjustments to the carrying amount or classification of assets or liabilities in the accompanying financial statements have been made with respect to this continued non-compliance.

Acquisition Integration -

     In connection with the Merger, the Company developed and continues to implement facility consolidation plans designed to better integrate the combined operations and to reduce its operational cost structure. Purchase liabilities recorded by the Company as part of the acquisition included approximately $0.2 million for costs associated with the shutdown and consolidation of certain acquired facilities and $1.9 million for severance and other related costs. In addition during the period ended September 28, 2001, the Company continued to finalize its plan of consolidation associated with the merger and increased its severance reserve by approximately $0.3 million. The Company utilized $1.1 million for severance of these reserves and $0.1 million for facility consolidation costs during the nine-month period ended September 28, 2001.

     At September 28, 2001, reserves of approximately $0.8 million for severance and $0.2 million for costs associated with the shutdown of certain acquired facilities remain. Certain of the plans will continue to be modified and adjusted throughout the fourth quarter of 2001 as the Company completes its consolidation plans. The Company currently anticipates the employee terminations and facility consolidation will be completed by the end of 2001, except for contractual obligations that will continue through 2003. As of September 28, 2001, 248 individuals have been terminated under this plan.

Purchase Price Allocation -

     In connection with the December 28, 2000 transaction described above, under which Sheldahl was deemed to have been acquired by Holdings, accounting principles generally accepted in the United States require the Company to record the value of all the assets and liabilities of Sheldahl that existed at December 28, 2000 at fair value. The Company is principally complete with such activity except for determining the fair values of the land, buildings, machinery and equipment and intellectual and intangible assets (including goodwill). The Company is in the final process of obtaining appraisals for the land, buildings, machinery and equipment and intellectual and intangible assets (including goodwill) needed to determine the fair values of these assets, which the Company anticipates will be completed prior to the end of December 2001. The fair values and final purchase price allocation of these assets, which will be determined upon completion of the appraisals and recorded during fourth quarter of 2001, may be significantly different than the estimated values presented in the accompanying condensed consolidated balance sheet as of September 28, 2001.

3)   Financing and other Transactions

     On May 22, 2001 the Company announced that it had entered into a non-exclusive agreement with Morgenthaler Venture Partners V, L.P. and Ampersand IV Limited Partnership in which it agreed to sell, subject to due diligence, a portion of the assets of the Company which relate to the MFI division (the "Letter Agreement"). In connection with the Letter Agreement, Morgenthaler Venture Partners V, L.P., Ampersand IV Limited Partnership and Molex Incorporated provided a bridge note of $5 million bearing interest per annum at 22% pursuant to the May Debt Agreement, which was to be repaid upon the sale of the assets previously mentioned. On July 27, 2001, Ampersand IV Limited Partnership was removed as a party to the Letter Agreement. However, Morgenthaler Venture Partners V, L.P. remained a party to the Letter Agreement. Further in a second letter agreement dated as of July 27, 2001 the Company agreed to extend the term of the Letter Agreement to October 1, 2001. Since that time the Company continued to receive indications of interest through an extensive review process led by the investment banking firm of William Blair & Company, LLC for the purchase of the assets previously mentioned. However, in the opinion of the Board of Directors, no offer reflecting the full value of the operation was received from any party. The Company determined that its best interests are currently served by retaining the assets, which were the subject of the Letter Agreement.

     On August 13, 2001, the Company entered into the August Debt Agreement with respect to indebtedness in the amount of $3.0 million, bearing interest at 12.0% per annum. In addition, Morgenthaler Venture Partners V, L.P. and Molex Incorporated, (the "Purchasers") each received 351,000 warrants for the purchase of the Company's common stock at the exercise price of $.01 per share and are set to expire on August 13, 2008. This indebtedness is due upon the earlier of the following events: August 13, 2006, certain issuances of capital stock or the sale of assets by the Company after first applying proceeds to existing debt under the Credit Agreement, the May Debt Agreement and the October Debt Agreement. The Purchasers may however require redemption of the indebtedness issued hereunder on certain dates up to and through January 2, 2002 or at such time the Company refinances its Credit Agreement. If the purchasers require early redemption, a pro-rata portion of the unexercised warrants would be forfeited. The fair value of the warrants at the date of issuance, approximately $978,000, has been reflected as a reduction of debt in the accompanying condensed consolidated balance sheet for the period ended September 28, 2001 and will be amortized to interest expense over the term of the August Debt Agreement.

     The May Debt Agreement's terms require the outstanding indebtedness thereunder to be repaid at such time that the Company repays the obligations under its current Credit Agreement, or earlier upon certain issuances of capital stock or the sale of assets by the Company after first applying proceeds to existing debt under the Credit Agreement.

     In connection with the Company's decision in October, 2001 to retain the assets discussed above, Morgenthaler Partners VII, L.P., Ampersand and Molex purchased an aggregate of $7,000,000 of 17% Senior Subordinated Notes (the "Notes"), pursuant to the October Debt Agreement. Of the $7,000,000 Notes, Morgenthaler purchased $4,600,000 and Ampersand and Molex each purchased $1,200,000 of the Notes. The Notes are due and payable on October 25, 2006 or earlier upon certain issuances of capital stock or the sale of assets by the Company after first applying proceeds to existing debt under the Credit Agreement, and the May Debt Agreement. In connection with the Notes, the Purchasers were issued warrants (the "Warrants") for the purchase of an aggregate of approximately 3.13 million shares of the Company's common stock. The Warrants were issued at an exercise price of $.01 per share and are set to expire on October 25, 2008. Additionally, for each year for which any portion of the Notes remain outstanding, the Company will issue additional Warrants to purchase an aggregate of 261,010 shares of the Company's common stock. These Warrants will be issued to Morgenthaler, Ampersand and Molex pro rata according to their proportionate share of the Notes.


     Giving effect to the $7,000,000 Senior Subordinated Notes issued in October 2001, the total outstanding face value of indebtedness as of September 28, 2001 would have been:

        Revolving Credit Facility                                 $11,033
        Term Facility                                               9,231
        December Debt Agreement                                     6,500
        May Debt Agreement                                          5,000
        August Debt Agreement                                       3,000
        October Debt Agreement                                      7,000
        Note Payable to Insurance Company                           4,217
        Note Payable to IBM                                         6,500
        Installment Notes, Capital Leases and Other                 1,763
                                                                  -------
        Total Face Value of Outstanding Debt Obligations          $54,244
                                                                  =======

4)   Segment Reporting

     The following is a summary of certain financial information relating to the two segments for the nine months ended as follows:


                                                 September 28,  September 29,
                                                     2001           2000
                                                     ----           ----
Total sales by segment:
         MFI                                       $ 64,291        $      -
         IFT                                         19,857          18,552
                                                   --------        --------
         Total company sales                       $ 84,148        $ 18,552
                                                   ========        ========

Operating Profit (loss) by segment:

         MFI:
         Before corporate administration           $ (4,376)       $      -
         Corporate administration                     6,335               -
         Interest expense                             2,865               -
                                                   --------        --------
         Total                                      (13,576)              -
                                                   --------        --------

         IFT:
         Before administration                      (14,883)          1,575
         Corporate administration                     3,502           2,437
         Interest expense                             1,015           1,412
                                                   --------        --------
         Total                                      (19,400)         (2,274)
                                                   --------        --------

Total segments operating losses                    $(32,976)       $ (2,274)
                                                   ========        ========

     The following is a summary of certain financial information relating to the two segments for the three months ended as follows:


                                                September 28,  September 29,
                                                    2001          2000
                                                    ----          ----
Total sales by segment:
         MFI                                     $  21,562       $    -
         IFT                                         4,088        6,174
                                                 ---------       ------
         Total company sales                     $  25,650       $6,174
                                                 =========       ======

Operating Profit (loss) by segment:

         MFI:
         Before corporate administration         $    (514)      $    -
         Corporate administration                    2,775            -
         Interest expense                            1,119            -
                                                 ---------       ------
         Total                                      (4,408)           -
                                                 ---------            -

         IFT:
         Before administration                      (5,905)         503
         Corporate administration                    1,184          694
         Interest expense                              268          333
                                                 ---------       ------
         Total                                      (7,357)        (524)
                                                  --------       ------

Total segments operating losses                  $ (11,765)      $ (524)
                                                 =========       ======


5)   New Accounting Pronouncements

     The company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," December 30, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instrument embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that received hedge accounting. The Company's adoption of SFAS No. 133 did not have a material impact to results of operations of financial position.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, amortization of goodwill and indefinite-lived intangible assets will cease and instead the carrying value of these assets will be evaluated for impairment by applying a fair-value-based test on at least an annual basis. The Company must adopt SFAS No. 142 on January 1, 2002. The Company is evaluating the impact of these standards and has not yet determined the effect of adoption on its financial position or results of operations.

                         SHELDAHL, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             CONSOLIDATED OPERATING RESULTS AND FINANCIAL CONDITION

           NINE MONTHS ENDED SEPTEMBER 28, 2001 AND SEPTEMBER 29, 2000

SALES

     The Company's net sales increased by $65.6 million, or 353.6%, to $84.1 million for the nine months ended September 28, 2001, as compared to the same period one year ago due to the Merger of a subsidiary of Sheldahl with International Flex Technologies on December 28, 2000. On a pro forma basis, the continued weak economy caused net sales to decrease by $35.3 million, or 29.6% as compared to the same period one year ago. The MFI segment accounted for $30.9 million of the pro forma decrease. On a pro forma basis IFT segment sales decreased $4.4 million.

GROSS PROFIT (LOSS)

     Gross profit decreased $11.9 million to $(8.1) million for the nine months ended September 28, 2001 compared to the same period one year ago due to the Merger of a subsidiary of Sheldahl with International Flex Technologies. On a pro forma basis, reduced sales caused gross profit to decrease $21.0 million from $12.9 million for the same period one year ago. As reflected in the chart below, IFT's gross profit decreased by $14.9 million resulting a loss of $(11.0) million compared to a $3.8 million gain for the same period one year ago. On a pro forma basis IFT accounted for $6.8 million of the decrease and MFI accounted for $14.2 million.

                        September 28, 2001              September 29, 2000
                        ------------------              -------------------
                                           Total                        Total
                      MFI         IFT     Company      MFI      IFT     Company
                      ---         ---     -------      ---      ---     -------
Sales                $64,291   $19,857     $84,148     $ -    $18,552   $18,552
Cost of sales         61,385    30,895      92,280       -     14,738    14,738
Gross profit (loss)    2,906   (11,038)     (8,132)      -      3,814     3,814
% of sales              4.5%   ( 55.6%)      (9.7%)      -      20.6%     20.6%

OTHER EXPENSES

     The Company's other expenses, excluding interest, increased $16.3 million to $21.0 million for the nine months ended September 28, 2001 as compared to the nine months ended September 29, 2000 due to the Merger of a subsidiary of Sheldahl with International Flex Technologies. On a pro forma basis other expenses excluding interest increased $0.6 million due in part to the 2001 corporate reorganization which reports product support engineers as part of other expenses versus cost of goods sold. This group of product engineers incurred approximately $1.7 million of expense for the period ended September 28, 2001. On an annual basis the expenses of the product support engineers is equal to approximately $2.2 million. In addition the Company incurred severance expense associated with rightsizing in the amount of approximately $0.7 million and approximately $0.5 million of expense incurred related to the attempted sale of some of the assets of MFI relating to the technical materials group. Cost reductions in other areas year over year accounted for a $2.6 million decrease in other expenses.

     During the period ending September 28, 2001, increased borrowings and higher interest rates on the Company's credit and security agreement with its bank group increased gross interest expense $2.6 million as compared to the period ended September 29, 2000. IFT had no capitalized interest during the period ended September 29, 2000, capitalized interest was $0.1 million for the period ended September 28, 2001.

Interest costs and activities for the noted periods are detailed below:

                         Nine Months Ended     Nine Months Ended
                         September 28, 2001    September 29, 2000    Change
                         ------------------    ------------------   ---------
(in thousands)
Gross interest expense       $ 4,002                $ 1,412          $ 2,590
Capitalized interest            (122)                    -              (122)
                             -------                -------          -------
Net interest                 $ 3,880                $ 1,412          $ 2,468
                             =======                =======          =======

As a result of the additional equity infusion as part of the Merger on December 29, 2000, on a pro forma basis interest costs decreased by $0.2 million as compared to the same period one year ago.

EBITDA

EBITDA for the noted periods are detailed below:

                                                                       Pro Forma
                                         Nine Months Ended         Nine Months Ended
                                         September 28, 2001        September 29, 2000           Change
                                         ------------------        ------------------          ---------
(in thousands)
EBITDA                                      $ (16,592)                 $ 4,869                 $ (21,461)
Restructuring, severance and other             (1,117)                      --                     1,117
                                            ---------                  -------                 ---------
EBITDA before Restructuring,
Severance and other                         $ (15,475)                 $ 4,869                 $ (20,344)
                                            ==========                 =======                 =========

EBITDA before Restructuring, severance and other was a negative ($15.5) million compared to EBITDA after Restructuring, severance and other of a negative ($16.6) million.

                         SHELDAHL, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             CONSOLIDATED OPERATING RESULTS AND FINANCIAL CONDITION

          THREE MONTHS ENDED SEPTEMBER 28, 2001 AND SEPTEMBER 29, 2000

SALES

     The Company's net sales increased by $19.5 million, or 315.5%, to $25.7 million for the three months ended September 28, 2001, as compared to the same period one year ago due to the Merger of a subsidiary of Sheldahl with International Flex Technologies on December 28, 2000. On a pro forma basis, year over year softness in both the data communication and automobile sectors caused net sales to decrease by $14.4 million, or 35.9% as compared to the same period one year ago. The MFI segment accounted for $9.0 million of the pro forma decrease. On a pro forma basis IFT segment sales decreased $5.4 million.

GROSS PROFIT (LOSS)

     Gross profit decreased $4.0 million to $(2.8) million for the three months ended September 28, 2001 compared to the same period one year ago due to the Merger of a subsidiary of Sheldahl with International Flex Technologies. On a pro forma basis, sales caused gross profit to decrease $6.0 million from $3.2 million for the same period one year ago. As reflected in the chart below, IFT's gross profit decreased by $5.9 million resulting in a $(4.6) million loss as compared to a $1.3 million gain for the same period one year ago. On a pro forma basis IFT accounted for $2.8 million of the decrease and MFI accounted for $3.2 million.


                                       September 28, 2001                            September 29, 2000
                                       ------------------                            -------------------
                                                              Total                                       Total
                                MFI              IFT         Company             MFI          IFT         Company
                                ---              ---         -------             ---          ---         -------
Sales                          $21,562        $ 4,088         $25,650            $ -         $6,174          $6,174
Cost of sales                   19,678          8,730          28,408              -          4,922           4,922
Gross profit (loss)              1,884         (4,642)         (2,758)             -          1,252           1,252
% of sales                        8.7%        (113.6%)         (10.8%)             -          20.3%           20.3%

OTHER EXPENSES

     The Company's other expenses, excluding interest, increased $6.2 million to $7.6 million for the quarter ended September 28, 2001 as compared to the three months ended September 29, 2000 due to the Merger of a subsidiary of Sheldahl with International Flex Technologies. On a pro forma basis other expenses excluding interest increased $0.2 million due in part to the 2001 corporate reorganization which reports product support engineers as part of other expenses versus cost of goods sold. This group of product engineers incurred approximately $0.6 million of expense for the three months ended September 28, 2001. In addition the Company incurred severance expense associated with rightsizing in the amount of approximately $0.7 million and approximately $0.5 million of expense incurred related to the attempted sale of some of the assets of MFI relating to the technical materials group. Cost reductions in other areas quarter over quarter accounted for a $1.7 million decrease in other expenses.

     During the quarter, increased borrowings and higher interest rates on the Company's credit and security agreement with its bank group increased gross interest expense $1.1 million. IFT had no capitalized interest in the quarter ending September 29, 2000, capitalized interest was $0.1 million for the three months ended September 28, 2001. As a result, net interest expense rose $1.1 million or 316.5% to $1.4 million compared to the three months ended September 29, 2000.

Interest costs and activities for the noted periods are detailed below:

                          Three Months Ended   Three Months Ended
                          September 28, 2001    September 29, 2000      Change
                          ------------------   -------------------     --------
(in thousands)
Gross interest expense        $ 1,459                $ 333             $ 1,126
Capitalized interest              (72)                   -                 (72)
                              -------                -----             -------
Net interest                  $ 1,387                $ 333             $ 1,054
                              =======                =====             =======

On a pro forma basis interest costs were unchanged as compared to the same period ended September 29, 2000 as increased borrowings and higher interest rates on the Company's credit and security agreement with its bank group offset the benefits of the additional equity infusion received by the Company as part of the Merger on December 29, 2000.

EBITDA

EBITDA for the noted periods are detailed below:

                                                                        Pro_Forma
                                         Three Months Ended        Three Months Ended
                                         September 28, 2001        September 29, 2000            Change
                                         ------------------        ------------------            -------
(in thousands)
EBITDA                                      $ (6,123)                    $ (296)                $ (5,827)
Restructuring, severance and other            (1,117)                        --                    1,117
                                            --------                     ------                 --------
EBITDA before Restructuring,
Severance and other                         $ (5,006)                    $ (296)                $ (4,710)
                                            ========                     ======                 ========

EBITDA before Restructuring, severance and other was a negative ($5.0) million compared to EBITDA after Restructuring, severance and other of a negative ($6.1) million.

FINANCIAL CONDITION AND FINANCING TRANSACTIONS

     The Company's credit agreement, (the "Credit Agreement") with a group of its two remaining lenders led by Wells Fargo, N.A., as agent, consists of a working capital revolver of $25 million based on levels of working capital and a term facility of $16 million based on the Company's fixed assets. The term facility of $16 million has an outstanding balance as of September 28, 2001 of $9.2 million with monthly repayments of $205,000 through June 2002. Under the $25 million working capital revolver, the Company has the ability to borrow based on the levels of accounts receivable and inventory, which establishes a borrowing base. In December 2000, the Company's borrowings available under the working capital portion of its Credit Agreement were reduced. This change was initiated by the Company's lenders in conjunction with a waiver issued by the lenders related to the Company's failure to achieve certain financial ratios. Effective December 2000, in connection with the waiver of default of certain covenants, the Company's lenders required the Company to establish a liquidity reserve of $5.0 million. As of September 28, 2001, the Company's reduced borrowing base was approximately $13.7 million, which reflects the $5.0 million liquidity reserve. Actual borrowing under this working capital revolver as of September 28, 2001 was $11.1 million and the amount available to borrow was $2.6 million. The applicable interest rate for the borrowings under the Credit Agreement effective December 1, 2000 and September 28, 2001 was 11.5% and 12.0%, respectively.

     Fiscal 2001 capital expenditures for the Company, are planned at approximately $3.0 million. Scheduled debt repayments for fiscal 2001 will be approximately $4.1 million, including approximately $2.5 million on the bank term facility and approximately $1.6 million for various other debts. In addition, the Company did not make a scheduled $750,000 payment on its note payable to IBM due July 31, 2001 and is also behind in payments on certain of its capital lease and installment note obligations.

     For the nine-month period ended September 28, 2001, the Company's cash flow from operations was a negative $19.4 million and the Company did not meet financial covenants established under its Credit Agreement.

     Net working capital decreased to a negative $30.3 million from a negative $3.4 million at December 29, 2000. The key factors in the decrease of working capital were the decrease in cash of $9.7 million, decrease in accounts receivable of $2.9 million, decrease in inventory of $5.8 million and an increase in short-term debt of $12.9 million. These negative factors were partially offset by a $4.0 million decrease in accounts payable and other current liabilities.

     On May 22, 2001 the Company announced that it had entered into a non-exclusive agreement with Morgenthaler Venture Partners V, L.P. and Ampersand IV Limited Partnership in which it agreed to sell, subject to due diligence, a portion of the assets of the Company which relate to the MFI division (the "Letter Agreement"). In connection with the Letter Agreement, Morgenthaler Venture Partners V, L.P. and Ampersand IV Limited Partnership and Molex Incorporated provided a bridge note of $5 million bearing interest per annum at 22% pursuant to the May Debt Agreement, which was to be repaid upon the sale of the assets previously mentioned. On July 27, 2001, Ampersand IV Limited Partnership was removed as a party to the Letter Agreement. However, Morgenthaler Venture Partners V, L.P. remained a party to the Letter Agreement. Further in a second letter agreement dated as of July 27, 2001 the Company agreed to extend the term of the Letter Agreement to October 1, 2001. Since that time the Company continued to receive indications of interest through an extensive review process led by the investment banking firm of William Blair & Company, LLC for the purchase of the assets previously mentioned. However, in the opinion of the Board of Directors, no offer reflecting the full value of the operation was received from any party.

The Company determined that its best interests are currently served by retaining the assets, which were the subject of the Letter Agreement.

     On August 13, 2001, the Company entered into the August Debt Agreement with respect to indebtedness in the amount of $3.0 million, bearing interest at 12.0% per annum. In addition, Morgenthaler Venture Partners V, L.P. and Molex Incorporated, (the "Purchasers") each received 351,000 warrants for the purchase of the Company's common stock at the exercise price of $.01 per share, and are set to expire in August, 2008. This indebtedness is due upon the earlier of the following events: August 13, 2006, certain issuances of capital stock or the sale of assets by the Company after first applying proceeds to existing debt under the Credit Agreement, the May Debt Agreement and the October Debt Agreement. The Purchasers may however require redemption of the indebtedness issued hereunder on certain dates up to and through January 2, 2002 or at such time the Company refinances its Credit Agreement. If the purchasers require early redemption, a pro-rata portion of the unexercised warrants would be forfeited. The fair value of the warrants at the date of issuance, approximately $978,000, has been reflected as a reduction of debt in the accompanying condensed consolidated balance sheet for the period ended September 28, 2001 and will be amortized to interest expense over the term of the August Debt Agreement.

     The May Debt Agreement's terms require the outstanding indebtedness thereunder to be repaid at such time that the Company repays the obligations under its current Credit Agreement, or earlier upon certain issuances of capital stock or the sale of assets by the Company after first applying proceeds to existing debt under the Credit Agreement.

     In connection with the Company's decision in October, 2001 to retain the assets discussed above, Morgenthaler Partners VII, L.P., Ampersand and Molex purchased an aggregate of $7,000,000 of 17% Senior Subordinated Notes (the "Notes"), pursuant to the October Debt Agreement. Of the $7,000,000 Notes, Morgenthaler purchased $4,600,000 and Ampersand and Molex each purchased $1,200,000 of the Notes. The Notes are due and payable on October 25, 2006 or upon certain issuances of capital stock or the sale of assets by the Company after first applying proceeds to existing debt under the Credit Agreement, and the May Debt Agreement.. In connection with the Notes, the Purchasers were issued warrants (the "Warrants") for the purchase of an aggregate of approximately 3.13 million shares of the Company's common stock. The Warrants were issued at an exercise price of $.01 per share and are set to expire on October 25, 2008. Additionally, for each year for which any portion of the Notes remain outstanding, the Company will issue additional Warrants to purchase an aggregate of 261,010 shares of the Company's common stock. These Warrants will be issued to Morgenthaler, Ampersand and Molex pro rata according to their proportionate share of the Notes.

     Giving effect to the $7,000,000 Senior Subordinated Notes issued in October 2001, the total outstanding face value of indebtedness as of September 28, 2001 would have been:

             Revolving Credit Facility                          $11,033
             Term Facility                                        9,231
             December Debt Agreement                              6,500
             May Debt Agreement                                   5,000
             August Debt Agreement                                3,000
             October Debt Agreement                               7,000
             Note Payable to Insurance Company                    4,217
             Note Payable to IBM                                  6,500
             Installment Notes, Capital Leases and Other          1,763
                                                                -------
             Total Face Value of Outstanding Debt Obligations   $54,244
                                                                =======

     The Credit Agreement restricts the payments of cash dividends, capital expenditures and the redemption of preferred stock, and requires the Company to meet minimum EBITDA targets. Given the existing economic and industry conditions, as well as operational performance of the Company's business units, the Company was in default of certain of the financial covenants as of the end of September 28, 2001. By an amendment to the Credit Agreement dated October 25, 2001, the Company obtained a waiver of these defaulted covenants and established new covenants, including minimum EBITDA covenants for each quarter through March of 2002. While management currently believes that the Company will be able to comply with these new covenants there can be no assurance the Company will be able to do so and in the event of default of these covenants, there can be no assurance that the Company will be able to obtain waivers of default. As a result of this event of continuing default, and the short term nature of the newly defined covenants, the Company has classified the borrowings under the Credit Agreement as current in the accompanying September 28, 2001 condensed consolidated balance sheet. In addition, an event of default under the Credit Agreement will cause an event of default under the terms of all of its outstanding Subordinated Debt Agreements. As such, indebtedness as of September 28, 2001 relating to these debt agreements, totaling $14.5 million in principal has also been classified as current in the accompanying September 28, 2001 consolidated balance sheet. No other adjustments to the carrying amount or classification of assets or liabilities in the accompanying financial statements have been made with respect to events of default under the Credit Agreement.

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

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, amortization of goodwill and indefinite-lived intangible assets will cease and instead the carrying value of these assets will be evaluated for impairment by applying a fair-value-based test on at least an annual basis. The Company must adopt SFAS No. 142 on January 1, 2002. The Company is evaluating the impact of these standards and has not yet determined the effect of adoption on its financial position or results of operations.

CAUTIONARY STATEMENT

     Statements included in this Management's Discussion and Analysis of Consolidated Operating Results and Financial Condition, in the letter to shareholders, elsewhere in this Form 10-Q, in the Company's annual report, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and oral statements made with the approval of an authorized executive officer that are not historical, or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain risks and uncertainties could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual financial performance and cause it to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to begin full volume production at its Longmont, Colorado facility is dependent upon final qualification by the Company's customers and, in some cases, their customers, of certain products as well as the ability of its production equipment to produce sufficient quantities of product at acceptable quality levels; (ii) delays in achieving full volume production at the Longmont, Colorado facility will continue to have a material adverse impact on the Company's results of operations and liquidity position; (iii) a continued downturn in the automotive market, the Company's principal market, could have a material adverse effect on the demand for the electronic components supplied by the Company to its customers; (iv) the ability of the Company to obtain waivers from its lender with respect to certain covenant defaults and the ability to raise additional capital and to refinance its current facility to meet its operational and cash flow needs; (v) the extremely competitive conditions that currently exist in the automotive and data communications markets are expected to continue, including development of new technologies, the introduction of new products, and the reduction of prices; (vi) the Company fails to achieve levels of sales growth and operational performance that sustains sufficient cash flow to operate the business and satisfy existing covenants with the Company's lenders; and (vii) the ability of Sheldahl to integrate its Longmont operations with the former IFT operations. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect the events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's Credit and Security Agreement, described in Note 5 to the Consolidated financial statements as well as in the Management's Discussion and Analysis of Financial Condition and Results of Operations carries interest rate risk. Amounts borrowed under this Agreement are subject to interest charges at a rate equal to the lender's prime rate plus six percent, which as of September 28, 2001 was 12.0%. Should the lenders base rate change, the Company's interest expense will increase or decrease accordingly. As of September 28, 2001, the Company had borrowed approximately $20.3 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost the Company $203,000 in additional gross interest cost on an annual basis.

PART II - OTHER INFORMATION

                         SHELDAHL, INC. AND SUBSIDIARIES
                                    FORM 10-Q

Item 1.   Legal Proceedings

          On or about July 9, 2001, the Company was served with a summons and complaint by Banc of America Securities, LLC ("BAS"). The complaint was filed with the Circuit Court of Cook County, Illinois. In its complaint, BAS alleges that pursuant to an Engagement Agreement dated April 5, 2000 with IFT, BAS is owed an investment banking fee arising out of the December 2000 Merger between Sheldahl, Holdings and IFT. BAS is seeking $1.75 million, plus prejudgement interest from the Company for what it claims is the amount of its investment banking fee under the Engagement Agreement. The Company filed a Joint Answer on behalf of Sheldahl and IFT on September 14, 2001, and amended on October 25, 2001, denying that BAS was entitled to any investment banking fee arising from the Merger and asserting various defenses to BAS's claims.. Sheldahl and IFT further requested that the court dismiss all BAS's claims with prejudice. The parties are currently in the discovery stage of litigation. A case management conference is currently scheduled for December 14, 2001.

Item 2.   Changes in Securities and Use of Proceeds

          On July 30, 2001, the Company issued 273,411 shares of its Common Stock in respect of a dividend on the Company's Series D Convertible Preferred Stock issued and outstanding as of that date. As a result of this issuance of the dividend, there has been an adjustment to the terms of the warrants outstanding to the Company's lenders.

          Under the terms of the Subordinated Notes and Warrant Purchase Agreement dated October 25, 2001 (the "October Debt Agreement"), the Company issued warrants to purchase an aggregate of 3,132,096 shares of the Company's common stock. Warrants were issued to Morgenthaler Partners VII, L.P. for the purchase of 2,058,234 shares; to Ampersand Ventures Limited Partnership for the purchase of 536,931 shares and to Molex Incorporated for the purchase of 536,931 shares. The Warrants were issued at an exercise price ofs $.01 per share of common stock issuable. The Warrants expire on October 25, 2008. Additionally, for each year which any portion of the indebtedness under the October Debt Agreement remains outstanding, the Company will issue additional Warrants to purchase an aggregate of 261,010 shares of the Company's common stock. These Warrants will be issued to Morgenthaler, Ampersand and Molex pro rata according to their proportionate share of the indebtedness incurred by the Company pursuant to the October Debt Agreement.

          The Company believes that the issuances described above were exempt pursuant to Section 4(2) of the Securities Act of 1933. The warrants and all the shares to be issued upon exercise of the warrant will bear restrictive legends indicating that the shares may not be resold without registration under the Securities Act of 1933 or an opinion of counsel that such registration is not required.


Item 6.   Exhibits and Reports on Form 8-K

          A)  Exhibits

              None.

          B)  Reports on Form 8-K

          On August 20, 2001, the Company filed a current report on Form 8-K reporting an event under Item 5. relating to that certain Subordinated Notes and Warrant Purchase Agreement dated August 13, 2001 with respect to indebtedness in the amount of $3.0 million.

          On October 30, 2001, the Company filed a current report on Form 8-K reporting an event under Item 5. relating to that certain Subordinated Notes and Warrant Purchase Agreement dated October 25, 2001 with respect to indebtedness in the amount of $7.0 million.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SHELDAHL, INC.
                                             (Registrant)



Dated     November 13, 2001                  By  /s/ Benoit Pouliquen
      ------------------------------             President and
                                                 Chief Executive Officer


Dated     November 13, 2001                  By  /s/ Peter Duff
      ------------------------------             Vice President - Finance

                         SHELDAHL, INC. AND SUBSIDIARIES
                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS


Allowance for Doubtful Accounts:
--------------------------------

The transactions in the allowance for doubtful accounts for the periods ending September 28, 2001 and December 29, 2000 were as follows:

                                  September 28, 2001   December 29, 2000
                                  ------------------   -----------------

Balance, beginning of period            $ 1,623            $   155
Write-offs                                 (989)               (18)
Provision                                   581                 13
Acquired in Merger                         -                 1,473
                                        -------            -------

Balance, end of period                  $ 1,215            $ 1,623
                                        =======            =======


Facility Consolidation Cost Reserves:
-------------------------------------

The transactions in the restructuring reserve accounts for the periods ending September 28, 2001 and December 29, 2000 were as follows:


                                               September 28, 2001     December 29, 2000
                                               ------------------     -----------------
Balance, beginning of period                         $ 1,855               $     -
Reserve utilized during the period                     1,194                     -
Reserves established in connection with Merger           260                 1,855
                                                     -------               -------

Balance, end of period                               $   921               $ 1,855
                                                     =======               =======
