Form 10-K
period 2001-12-28
SHELDAHL INC
filed 2002-04-10
CIK 89615

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-K


[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 (FEE REQUIRED)

                  For the Fiscal Year Ended December 28, 2001


[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


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

                             ____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES    X     NO ____
    --------


Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of shares held by non-affiliates was approximately $5,447,000 on March 15, 2002, when the last sales price of the Registrant's Common Stock, as reported in the Nasdaq National Market System, was $0.45. As of March 15, 2002, the Company had outstanding 33,040,088 shares of Common Stock.

Documents Incorporated by Reference: Portions of the issuer's Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into
Part III.

                                     PART I

Item 1.  Business
-----------------

General

         On December 28, 2000, Sheldahl, Inc. ("Sheldahl") acquired all of the outstanding securities of International Flex Holdings, Inc., a Delaware corporation ("Holdings"), the sole shareholder of International Flex Technologies Inc., a Delaware corporation ("IFT"), pursuant to a merger of a newly formed subsidiary of Sheldahl with and into Holdings (the "Merger"). Although Sheldahl is the legal survivor in the merger and remains the registrant with the Securities and Exchange Commission ("SEC") and a listed company under Nasdaq, under United States generally accepted accounting principles, as a result of the number of shares issued and sold in the transactions, Holdings is considered the "acquiror" of Sheldahl for financial reporting purposes. Among other matters, this requires Sheldahl to present the prior historical, financial and other information of Holdings and IFT. Accordingly, unless otherwise indicated to the contrary herein, the results of Holdings and IFT are presented herein as the "Company" for all periods prior to December 28, 2000 without inclusion of Sheldahl's results for the same period. For purposes of this report, unless otherwise stated to the contrary, Company shall refer to Sheldahl, Holdings and IFT on a combined basis for all periods on or after December 28, 2000.

         On January 5, 2001, the Board of Directors of the Company changed its fiscal year to the Friday closest to December 31 of each year, beginning with December 29, 2000. Therefore, fiscal 2000 consists of a transition period from January 30, 2000, the beginning of Holdings' fiscal year.

         The Company creates and distributes high-density substrates, quality fine-line flexible printed circuitry, and thin, flexible laminates and their derivatives to worldwide markets. The Company's laminates are of two types: adhesive-based tapes and materials, and its patented adhesiveless material, Novaclad(R). From these materials, the Company fabricates high-value derivative products: single- and double-sided flexible interconnects and assemblies under the trade names Flexbase(R), Novaflex(R) HD, Novaflex(R) VHD, FlexStrate, DendriPlate(R) and substrates for silicon chip carriers under the trade name ViaThin(R). The Company also manufactures a variety of electronic and specialty materials including high frequency laminates for radio-frequency ("RF") and microwave application, indium tin oxide ("ITO"), a transparent conductor coating largely used in electronics display and signage for electroluminescent ("EL") lighting, touch and flat panel applications, thermal materials for aerospace application and flat cable tape for computer and automotive applications. Sheldahl's leading technology products serve as the electronic interface between the function of electronic-based products and their integrated circuits. The Company targets specific OEMs and contract assemblers in the telecommunications, computer, medical, automotive and aerospace markets in the drive to create electronic-based products that require increased functionality.

         The Company operates in two business divisions identified as the Materials and Flex Interconnect Division (MFI), and the International Flex Technologies Division ("IFT Division"). The MFI business division, which consists of Materials and Flexible Interconnect Business Units, specializes in high quality, roll-to-roll flexible circuits and specialty materials for the automotive, communications, computer and aerospace markets. The IFT Division consists of fine-line, roll-to-roll flexible circuits including substrates for silicon chip carriers manufactured in Endicott, New York and Longmont, Colorado. These products target the telecommunications, computer and medical markets.

         The Company's high performance products - FlexStrate, ViaThin(R), Novaflex(R) HD and Novaflex(R) VHD provide substantial benefits compared to traditional flexible circuits, including the capability for very fine circuit traces and very small holes, or vias, thus utilizing both sides of the laminate for circuit routing reducing size and cost per function. The Company has developed its ViaThin(R) to enable Interconnect (IC) manufacturers to package future generations of ICs economically by attaching the silicon die to a ViaThin(R) substrate manufactured by the Company or other circuitry manufacturers using the Company's Novaclad(R) products. As ICs are becoming increasingly powerful, they produce more heat and require a greater number of connections to attach the silicon die, placing substantially greater demands on IC packaging materials. The Company's substrates for silicon chip carriers offer high-end thermal, electrical and quality attributes.

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

Products

Materials and Flex Interconnect Division (MFI)

         Novaclad(R). Novaclad(R) is a thin and flexible adhesiveless copper
         -----------
laminate used in the design and manufacture of flexible interconnects and high-density substrates. Novaclad(R) consists of a polyimide film onto which copper has been vacuum deposited on both sides. After the vacuum deposition process, additional copper is plated onto the laminate to achieve a desired thickness of copper ranging from 5 microns to 35 microns (a micron is one-millionth of a meter). Novaclad(R) provides a number of important benefits when compared to traditional adhesive-based laminates, including the capability for finer circuit traces (down to 1 mil, or .001 inch) and corresponding higher circuit density, greater heat tolerance and dissipation, improved signal speed and impedance control, increased dimensional stability, resistance to chemicals and greater durability. Because of these characteristics, the Company believes that Novaclad(R) is a cost-effective, high-performance material solution for a broad range of interconnect systems, especially high-density substrates for IC packages and increasingly dense circuitry for personal communication devices and computers and high-end disc drives.

         Novaflex(R) VHD. Novaflex VHD is a unique combination of the Company's
         ---------------
Novaclad(R) adhesiveless material, laser generated microvias and ultra fine-line photo imaging created for high volume, high performance applications. Novaflex(R) VHD, introduced in September 1998, utilizes similar processes to the Company's ViaThin(R) product in applications that require two layers of circuitry to provide an increased number of interconnection in a relatively small physical space. The Company is targeting this product to manufacturers of high speed internet connectors, medical instrumentation, personal communications devices and various other miniaturized electronic devices.

         Novaflex(R) HD. The Company uses its Novaclad(R) as the base material
         --------------
for flexible interconnect circuits and assemblies that, based on their end-use, require a combination of circuit density and operating characteristics that withstand harsh environments such as cell phone and pager technologies, computer and peripheral interconnects and under-the-hood automotive applications.

         Flexbase(R) Flexible Interconnects. The Company uses its adhesive-based
         ----------------------------------
laminates, which are marketed under the trade name Flexbase(R), as the base material for a line of traditional flexible printed circuitry. The Company's flexible printed circuitry is typically manufactured in a roll-to-roll process from polyester or polyimide film to which copper is laminated. The laminate is processed through various imaging, etching, and plating processes and then selectively protected with a dielectric covering to produce a flexible printed circuit. Automated screen-printing and photo imaging processes produce single- and double-sided flexible circuits.

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

         Laminate Materials. The Company's materials products consist of
         ------------------
adhesive-based tapes, laminates, and composite material made through vacuum processes. Moisture barrier tape and flat cable tape are used in computer cables, clock spring cables and automobile air bag systems. Splicing tape is used in the manufacture of commercial and industrial sandpaper belts. Thermal insulating materials are used primarily in the aerospace/defense market for satellites. Accentia(TM) is a relatively new product line of conductive coatings on optically clear films. The applications for the Accentia(TM) product line are electroluminescent lighting, touch panels, and flat panel displays. ComClad(TM), also a relatively new product, provides a low cost, high frequency laminate designed to meet the electrical performance demands of Microwave and RF applications.

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

International Flex Technologies Division (IFT Division)

         Tape Ball Grid Array (TBGA), ViaThin(R) and Related Products. The
         -----------------------------------------------------------
Company maufactures high-density substrates primarily for IC packages. Those high-density substrates are called ViaThin(R). The material properties allow for very dense circuitry patterns which enable IC designers to improve the processing capabilities of ICs by increasing the number of connections to the silicon die, while reducing the cost per connection. ViaThin(R) enhances signal speed because its traces are very smooth and its dimensional stability is maintained. These features allow the Company's ViaThin(R) to be designed into tape ball grid array (TBGA), pin grid array, and other high-density IC packages. The Company's strategy is to target the high-density segment of the market for IC packaging and multichip module applications where circuit density requirements as small as 1 mil traces and vias can be met using ViaThin(R). As the market for high-density substrates develops, the Company will consider licensing the manufacturing process of its high-density substrates to increase the demand for its product.

         FlexStrate Flexible Circuits. The Company uses its own base material
         ----------------------------
for its fine-line (to 25 micron), single- and double-sided flexible interconnect circuits, called FlexStrate. The combination of adhesiveless construction, and small copper traces and vias permit circuit designs to be extremely dense, operate at high temperatures, and possess dynamic flex capability. Other benefits include high signal propagation, high electrical and thermal performance and customized circuitization with varying copper plating thicknesses. The Company is targeting this product to manufacturers of high-end computer systems, unique medical applications and fiber optic applications.

         DendriPlate. The Company uses its own base material and adds palladium
         -----------
dendrites with a proprietary electro-plating process to create its DendriPlate product. Miniature palladium dendritic spikes on flexible circuit substrates provide highly reliable, high-density connector contacts used for pad-on-pad connectors in module-to-card, or card-to-card attachments. The dendrites create an interface between mating surfaces that reduce contact impedance and improve performance of the connection in high frequency and high-speed applications. This state-of-the-art connection method provides excellent contamination tolerance and reliability with very low contact force. The Company is targeting this product to manufacturers of high-end computer systems in need of high performance connections.

         In February 2002 the Company announced IFT would close its Endicott, New York facility in May 2002. The Company's Endicott facility is the primary location where the IFT Division products have been made. And with few exceptions, the Company expects to cease manufacture of these IFT Division products. Accordingly, the Company has informed its customers who purchase the IFT Division products that the IFT Division products will no longer be produced. The Company expects to begin using its Longmont, Colorado facility for the manufacture of products sold in its MFI segment and will continue to manufacture a few products formerly made in the Endicott facility.

Revenue by Product

         The following table shows the revenue of the Company by product for the twelve months ended December 28, 2001 and on a pro forma combined basis for the eleven months ended December 29, 2000:

                                                                                  Pro Forma
                                                                                  ---------
                                                     Fiscal Year  2001        Fiscal Year  2000
                                                     -----------------        -----------------
                                                     Amount         %         Amount        %
                                                     ------         -         ------        -
         MFI Division Sales:
                  Novaflex(R) VHD                    $    1.1     1.0%        $   2.7     1.9%
                  Novaflex(R) HD                         18.7    17.2%           36.2    26.3%
                  Flexbase(R) Flexible Interconnects     42.5    39.2%           46.3    33.6%
                  Laminate Materials                     21.2    19.5%           23.8    17.3%

         IFT Division Sales:
                  TBGA and ViaThin(R)                 $  22.0      20.3%         25.1     18.2%
                  FlexStrate Flexible Circuits            1.6       1.5%          1.5      1.1%
                  DendriPlate                             1.4       1.3%          2.1      1.6%
                                                      -------     -----       -------    -----
                  Total:                              $ 108.5     100.0%      $ 137.7    100.0%
                                                      =======     =====       =======    =====

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

International Flex Technologies Division (IFT Division)

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

         As a result of the scheduled closure of the Endicott, New York facility in May 2002, the Company has employed its sales team to consult with IFT Division customers to provide an adequate supply of the IFT Division products prior to ceasing production at the Endicott facility.

International

         MFI Division. To capitalize on the rapidly growing international
         ------------
market, the Company works with European and Asian manufacturers' and suppliers and has established sales offices in France, Germany, and Singapore. The Company is further extending its global footprint by supplementing its direct sales efforts with independent manufacturers' representatives and distributors in both Europe and Asia, principally for flexible laminates.

         IFT Division. The Company uses a direct sales force in Europe. The
         ------------
Company supplements its direct sales efforts with independent manufacturers' representatives in Taiwan, Singapore and Korea. The Company is in the process of converting the sales activities of the IFT Division to sales of the MFI Division due to the end of life status of the IFT Division products.

         The Company's export sales during fiscal years 2001 and 2000 were $35.8 and $1.1 million, respectively ($40.8 million on a pro forma combined basis including IFT and Sheldahl in fiscal year 2000).

         The Company's preference is to minimize foreign currency translation risk by conducting business in US currency. The Company has a limited exposure to foreign currency risk with smaller sales contracted in British Sterling and Euros. These contracts and the exchange rate are reviewed periodically. As of December 28, 2001, the Company had no material sales contracts in any currency not mentioned above. When warranted by the size of foreign currency denominated sales contracts, the Company may use a variety of hedging techniques, including financial derivatives, to prudently reduce its exposure to foreign currency fluctuations. No such contracts existed as of December 28, 2001.

Manufacturing

         The Company manufactures and assembles its products in Northfield, Minnesota; Longmont, Colorado and Endicott, New York. In February 2002, the Company announced IFT would close IFT's Endicott, New York facility and discontinue manufacture of products produced at that location. The Company focuses on quality in its manufacturing efforts, and believes that its vertically integrated manufacturing capabilities enhance its ability to control product quality. The Company has been a qualified supplier to various automotive manufacturers for many years and has received QS9000/ISO9001 certification in its Minnesota facilities. The Company also employs contract-manufacturing relationships for the assembly of products in Mexico, Canada and the Philippines.

         The Company uses a continuous roll-to-roll manufacturing process to efficiently produce a large volume of high-quality flexible laminates using coating, laminating, and vacuum metalizing techniques. The Company consumes approximately one-half of the flexible laminates it produces for the manufacture of a family of derivative products (see Products). The Company converts various flexible laminates into circuits by using either photo exposing or screen printing to image the circuit patterns onto flexible laminates. The laminates then go through various etching and plating processes that result in copper patterns remaining on the laminate. The circuits are then protected with a dielectric covering. The Company processes certain of its derivative products into value-added assemblies. These assembly process capabilities include surface-mount assembly, wave soldering, connector and terminal staking, custom folding, stiffener attachments, application of pressure-sensitive adhesive, and hand soldering. These operations are performed at subcontractor facilities in Mexico, Canada and the Philippines.

         In August 1995, Sheldahl entered into various agreements to form a joint venture in Jiujiang Jiangxi, China with Jiangxi Changjiang Chemical Plant and Hong Kong Wah Hing (China) Development Co., Ltd. Under the agreements, Sheldahl licensed certain technology to the joint venture and provided certain technical support. The Company has received a 20% ownership interest in the joint venture and received cash payments totaling $900,000 upon completion of certain milestones. The joint venture has been established to manufacture flexible adhesive-based laminates and associated cover film tapes in China. Under the terms of the agreements, the joint venture will market these products in China, Taiwan, Hong Kong and Macau, and the Company will market the products produced by the joint venture in all other markets. Manufacturing under this joint venture commenced in fiscal 1999. As of December 28, 2001, the Company's investment in and the impact of accounting for its investment in Jiujiang Jiangxi under the equity method has not been material.

Research and Development

         Sheldahl's recent research and development efforts have focused on opportunities presented by the demand for higher density and thinner packaging for electronic devices. The Company has also identified within its core technologies other opportunities for participation in the trend towards miniaturization within the electronics industry and has pursued these opportunities independently and through various consortia. While Sheldahl expects to take advantage of these opportunities, research and development expenses are anticipated to decrease in fiscal 2002.

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

         On July 28, 1998, Sheldahl and Molex Incorporated ("Molex") formed a joint venture called Origin Modular Interconnects (f/k/a Modular Interconnect Systems, L.L.C.) to design, market and assemble modular interconnect systems to replace wiring harnesses in primarily the automotive market. On June 6, 2001, that joint venture was dissolved. Under the terms of the Termination Agreement, the Company and Molex each agreed that all patents, copyrights, trademarks, trade secrets and other intellectual property rights owned by Origin Modular Interconnects as of the date of dissolution will be jointly owned by both the parties.

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

Competition

         The Company's business is highly competitive. Its advanced engineering design capabilities, IC packaging expertise, and materials technologies are key competitive advantages - helping the customer to design new products reliably, cost effectively and with a key time-to-market advantage. This vertical integration advantage also allows the customer to achieve manufacturing efficiencies, providing a total manufacturing solution, from material design ideas to full program assembly.

         The competitors include materials suppliers, flexible and rigid circuit manufacturers, as well as electronics manufacturers who produce their own materials and interconnect systems. Some of the Company's competitors have substantially greater financial and other resources than the Company. The Company's primary competitors with respect to its flexible printed circuitry and interconnect systems include Pressac Limited (a U.K. company) and Parlex Corp. in the automotive electronics market and Mektec Corp., Fujikura Ltd. (a Japanese company) and Innovex, Inc. in the computer and telecommunications market. The Company's primary competition for its flexible laminate products includes Rogers Corporation, E.I. DuPont de Nemours, Gould Corporation and GTS Flexible Materials, Ltd. (a U.K. company).

         The Company's Novaclad(R)-based and ViaThin(R) and FlexStrate and DendriPlate products compete with other substrates produced through several alternative processes. These competing products include single- and double-sided, polyimide-based, etched copper laminate produced using various methods of production by Minnesota Mining and Manufacturing, Inc. ("3M"), Japanese companies like Hitachi Cable and Nitto Denko, Korean companies like Samsung, and Compass Technology Company in Hong Kong. The Company believes the production processes required for each of these competing substrates, which includes subtractive plating and traditional etching techniques, are inherently less reliable and more expensive than the Company's method of production and result in products that are not as easily utilized as the Company's products in the design and production of higher-density IC packages. The Company's substrates for silicon chip carrier products also compete with ceramic packaging products produced by companies such as Kyocera of Japan, although the Company believes these products are more expensive than the Company's substrate products. The Company expects these and other competitors will continue to refine their processes or develop new products that will compete on the basis of cost and performance with the Company's emerging products.

Liquidity and Going Concerns Matters

         As discussed in Note 2, Holdings began operations on February 1, 1999, and has incurred operating losses, excluding asset impairment charges of approximately $56.7 million during the three fiscal years ended December 28, 2001. On a pro-forma basis, including the operations of Sheldahl, the Company has incurred losses of approximately $128 million during the same period. In addition, the Company's loss in fiscal year 2001 was $81.3 million, inclusive of a non-cash asset impairment charge of $39.0 million. These losses have been principally financed through equity and debt financing.

         The loss in fiscal year 2001 of $81.3 million breaks down as follows:

                                                                  (millions)
           Earnings before interest, taxes, depreciation,
             amortization and asset impairment                    $  16.9
           Asset impairment                                          39.0
           Depreciation and amortization                             16.7
           Interest, preferred dividends and taxes                    8.7
                                                                  -------
                                                Net loss          $  81.3
                                                                  =======


         Fiscal 2002 capital expenditures for the Company are planned at approximately $3.4 million. Scheduled debt repayments for fiscal 2002 (excluding amounts under the Credit Agreement, the note payable to IBM and all the Subordinated Notes that could be called by the lenders due to non-compliance with associated debt covenants or payment default provisions - see Note 6 to the Consolidated Financial Statements) will be approximately $2.3 million.

         The Company experienced substantial softening of sales orders during 2001, particularly in the second half of 2001, and consequently disappointing operating performance. The Company responded by reducing expenses significantly, including the reduction in the number of employees by approximately 40%. These expense cuts significantly reduced losses from operations. As a result, the Company's Earnings Before Interest, Depreciation and Amortization ("EBITDA"), excluding the asset impairment charge (see Note 5 to the Consolidated Financial Statements), in the fourth fiscal quarter ended December 28, 2001 was approximately $(0.2) million and represented a significant improvement over the negative EBITDA of approximately $16.5 million incurred in the prior three fiscal quarters. EBITDA is a key financial measure but should not be construed as an alternative to operating income (loss) or cash flows from operating activities (as determined in accordance with generally accepted accounting principles in the U.S.). The Company believes EBITDA is a useful supplement to net loss and other statement of operations data in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures. However, the Company's method of computation may not be comparable to other similarly titled measures of other companies. The Company is continuing to develop a combined operational and financial plan for the Company. In the first fiscal quarter of 2002, the Company has implemented additional cost reductions designed to improve operating performance at the current level of revenues. However, the Company anticipates that it will be out of compliance with certain of its debt covenants during the first fiscal quarter of 2002 (See "Management's Discussion and Analysis of Financial Condition and Results of Operations") and the amounts borrowed under its Credit and Security Agreement dated as of July 19, 1998, as amended, with the lenders party thereto and Wells Fargo Bank, National Association f/k/a Norwest Bank Minnesota, National Association (the "Credit Agreement") are due in June 2002. The inability of the Company to: i) obtain waivers for anticipated events of non-compliance under its Credit Agreement; ii) negotiate new covenants or agreements with lenders; iii) control operating costs; iv) achieve profitable execution of the sales orders received for its Longmont, Colorado business; v) achieve operating performance from the MFI division business above 2001 levels; (vi) achieve other cost or productivity improvements; and (vii) maintain adequate liquidity to fund normal operations; (viii) complete and fund the trade credit program as described in the Current Report on Form 8-K filed on February 27, 2002, and (ix) successfully negotiate with IBM to settle litigation relating to IFT's lease in Endicott, New York would result in the Company being out of compliance with certain of its debt covenants thereby allowing the Company's lenders to require full repayment of the outstanding borrowings under the Company's Credit Agreement and/or leave the Company in a cash short position that would require additional capital to fund operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has and will continue to implement operational measures designed to address the Company's operational and cash flow objectives. Should any of the adverse matters discussed above ultimately occur, management will attempt to take one or all of the following actions; i) seek continuing waivers of lenders covenants; ii) obtain new equity capital; iii) issue new debt; and/or iv) significantly restructure the Company's operations. However, there can be no assurance that the Company will be successful in obtaining waivers of lenders covenants, negotiating new covenants or debt agreements, negotiating a credit facility to replace the Credit Agreement or at all, achieving positive operating results, excluding non-cash operating expenses during fiscal 2002, obtaining additional debt or raising additional capital on terms acceptable to the Company, or in the event of the failure of the foregoing, successfully take the actions described above.

         The asset impairment charge recorded in 2001 is a result of management's review of the carrying amount of certain of its assets in light of the current operating environment, specifically the Company reviewed the carrying amount of its goodwill, fixed assets and certain intangible assets given the changes in the economic environment, the Company's industry, business strategy and projected future operating results and cash flows. As a result of these changes, the Company prepared analyses in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," to determine if there was impairment of recorded goodwill and other long-lived assets. Based upon the anticipated undiscounted cash flows from these analyses, the Company determined that goodwill resulting from the merger discussed in Note 2 was impaired and thus written down. In addition, the Company identified other long-lived assets which no longer had sufficient anticipated undiscounted cash flows to support their carrying amounts and were written down to fair value. Fair value was based on discounting estimated future cash flows for assets grouped at the lowest level for which there were identifiable cash flows at a discount rate commensurate with the risks involved. As a result of the impairment analysis, the Company recorded a charge during the fourth quarter of 2001 of approximately $39.0 million related to the impairment of goodwill, intangibles and plant and equipment. Considerable management judgment was necessary to estimate fair value and determination of future cash flows. Ultimate results could vary significantly from management's estimates.

Backlog

         The Company's backlog consists of those orders for which the Company has delivery dates. Automotive customers typically provide for four to six weeks of committed shipments while data communications customers generally provide for up to eight weeks of committed shipments. The Company's backlog of unshipped orders as of December 28, 2001 and December 29, 2000 was approximately $10.0 million and $10.3 million ($27.4 on a pro forma combined basis including Sheldahl and IFT as of December 29, 2000), respectively. Generally, most orders in backlog are shipped during the following three months except for the tape ball grid array orders which are contracted for the fiscal year. Because of the Company's quick turn of orders to work-in-process, the timing of orders, delivery intervals, customer and product mix and the possibility of customer changes in delivery schedules, the Company's backlog at any particular date may not be indicative of actual sales for any succeeding period.

Proprietary Technology

         The Company owns five United States patents for Novaclad(R) laminate product and the processes for making Novaclad(R) laminate product. Foreign patents have been granted on Novaclad(R) technology in Canada, Germany, Japan and Korea, with other patent applications pending. The European Patent was awarded in April 2000. Federal trademark registrations have been obtained on Novaclad(R), ViaThin(R), Flexbase(R), Novaflex(R), Novaflex(R) HD and VHD. Sheldahl also relies on internal security and secrecy measures and on confidentiality agreements for protection of trade secrets and proprietary know-how. There can be no assurance that Sheldahl's efforts to protect its intellectual property will be effective to prevent misappropriation or that others may not independently develop similar technology. The Company believes that it possesses adequate proprietary rights to the technology involved in its products and that its products, trademarks and other intellectual property rights do not infringe upon the proprietary rights of third parties. The Company's primary Novaclad(R), patents expire between years 2009 and 2015.

         International Flex Technologies Inc. ("IFT"), was acquired from IBM Corporation in 1999. As part of the acquisition from IBM, IFT gained licenses to intellectual property, proprietary equipment and processes, and numerous trade secrets required to produce single- and double-sided flexible circuits and DendriPlate connectors. Licenses to 33 patents, 32 from IBM Corporation and 1 from Gould Corporation were obtained. In addition, IFT has one application for patent pending and a second patent which has been approved, and on which the Company is waiting for a patent number to be issued, both of which patents are for circuitization process techniques. IFT also relies on internal security and confidentiality agreements for protection of trade secrets and proprietary know-how. As explained in Note 6 to the Company's Financial Statements, the Company has not made required payments with respect to IBM licensed technology and while no default has been declared by IBM, a default could result in the loss of rights to use the IBM intellectual property.

         Sheldahl was named as a defendant in a patent infringement matter regarding its Novaclad(R) products which was dismissed for lack of jurisdiction in January 1994 and which has not been commenced elsewhere. There can be no assurance that this plaintiff or others will not bring other actions against the Company. The Company is also aware of the existence of a patent which may cover certain plated through holes of the double-sided circuits made of the Company's Novaclad(R) materials. Although no claims have been made against the Company under this patent, the owner of the patent may attempt to construe the patent broadly enough to cover certain Novaclad(R) products manufactured currently or in the future by the Company. The Company believes that prior commercial art and conventional technology, including certain patents of the Company, exist which would allow the Company to prevail in the event any such claim is made under this patent. Any action commenced by or against the Company could be time consuming and expensive and could result in requiring the Company to enter into a license agreement or cease manufacture of any products ultimately determined to infringe such patent.

         See also the discussion related to the Lemelson Foundation in "Legal Proceedings," Item 3 of Part I of this Form 10-K.

Environmental Regulations

         The Company is subject to various federal, state and local environmental laws relating to the Company's operations. The Company's manufacturing and assembly facilities are registered with the U.S. Environmental Protection Agency and are licensed, where required, by state and local authorities. The Company has agreements with licensed hazardous waste transportation and disposal companies for transportation and disposal of its hazardous wastes generated at its facilities. The Company's Longmont facility has been specifically designed to reduce water usage in the manufacturing process and employs a sophisticated waste treatment system intended to substantially reduce discharge streams. The Company's Endicott facility is leased from IBM. Pursuant to the lease, IBM provides certain services with respect to receiving, storing and handling of the Company's chemicals. Compliance with federal and state environmental laws and regulations did not have a material effect on the Company's capital expenditures, earnings or competitive position during fiscal 2001. Similarly, fiscal 2002 capital expenditures to comply with such laws and regulations are not expected to be material. The Company believes it is in material compliance with federal and state environmental laws and regulations. As of December 28, 2001, the Company was not involved in any significant specific action, legal or regulatory, regarding environmental regulations.

Employees

         As of December 28, 2001, the Company employed 601 people in the United States, Europe and Asia including 519 in production, 38 in sales, marketing, application engineering, and customer support, 7 in research and development and 37 in administration. The production staff consists principally of full-time workers employed in the Company's four currently operating manufacturing and assembly plants. In Northfield, Minnesota, approximately 252 production workers are represented by the Union of Needletrade, Industrial and Textile Employees (the "Union"), which has been the bargaining agent for these workers since 1963. The Company has a one-year collective bargaining agreement with the Union, which expires on October 31, 2002. As part of this agreement, the Company agrees that if a decision is made to sell the Company, either in whole or in part, the Union shall be notified and, upon execution of a confidentiality agreement, shall be given the necessary information as an interested buyer and shall be given the opportunity to make bids on an equivalent basis and time period as other parties. The Company also agreed with the Union that the Company will consider employee-ownership options if any sale of the Company or its parts is considered. The Company has never experienced a work stoppage and believes that it has good employee relations.

         On February 15, 2002, the Company announced that its wholly owned subsidiary, International Flex Technologies Inc. ("IFT"), will cease operations in its Endicott, New York facility by the end of May 2002. The facility, which employs 115 individuals, manufactures fine-line, flexible circuits for use in the computer, data communications and medical markets and is the primary location where IFT products have been made. IFT is working with area employers and New York State officials to assist affected workers in job placement. In addition, IFT is providing severance packages and outplacement services. In compliance with the federal Worker Adjustment and Re-training Notification Act, IFT has given appropriate notice to affected employees.

Item 2.  Properties
-------------------

         The Company owns two manufacturing facilities totaling 305,000 square feet and a 20,000 square foot administration and sales support office in Northfield, Minnesota. The Company also owns a 102,000 square foot facility in Longmont, Colorado. The Company owns a 30,000 square foot assembly facility in Britton, South Dakota which facility has been idle since September 2001. IFT also leases a 98,400 square foot office and manufacturing facility in Endicott, New York; this facility will be closed in May 2002. The Company also leases technical sales space in Singapore. Management believes that all facilities currently in use are generally in good condition, well maintained and adequate for their current operations.

Item 3.  Legal Proceedings
--------------------------

         The nature of the Company's operations expose it to the risk of certain legal and environmental claims in the normal course of business. The Company believes that these general matters will not have a material adverse effect on the Company's results of operations or financial condition.

         As is typical in the electronics industry, the Company has from time to time received, and may in the future receive, communications from third parties asserting patents or copyrights on certain of the Company's equipment, products and technologies. A number of users of machine-vision technology, including the Company, have received notice of alleged patent infringement from, and/or have been sued by, the Lemelson Medical, Education and Research Foundation Limited Partnership ("Lemelson Foundation") alleging that equipment used in the manufacture of electronic devices infringes certain patents issued to Jerome H. Lemelson relating to "machine vision" or "barcode reader" technologies. Although the Company has not fully evaluated the alleged infringement claims nor has it been named a defendant in any related lawsuit, the Company believes that if any liability for infringement exists, such liability would not be born by the Company but rather would be born by the Company's machine-vision equipment manufacturers. Accordingly, the Company has given those manufacturers notice that it intends to seek indemnification from them for any damages and expenses resulting from this matter if the Company is found liable or if it settles the claims. The Company cannot predict the outcome of this or any similar claim or its effect upon the Company, and there can be no assurance that any such litigation or claim would not have a material adverse effect upon the Company's financial condition or results of operations.

         Pioneer Engineering Technology Co., Ltd, a Taiwan company ("Pioneer") in November of 2000 filed an action against the company seeking payment of approximately $555,000 in unpaid contract payments. The Company filed a counterclaim against Pioneer for breach of contract and breach of various warranties. On December 21, 2001 the parties reached a mediated settlement whereby the Company agreed to pay the sum of $90,000 in three installments. Because of the settlement, the court action has been dismissed with prejudice.

         On or about July 9, 2001, the Company was served with a summons and complaint by Banc of America Securities, LLC ("BAS"). The complaint was filed with the Circuit Court of Cook County, Illinois. In its complaint, BAS alleges that pursuant to an Engagement Agreement dated April 5, 2000 with IFT, BAS is owed an investment banking fee arising out of the December 2000 Merger between Sheldahl, Holdings and IFT. BAS is seeking $1.75 million, plus pre-judgement interest from the Company for what it claims is the amount of its investment banking fee under the Engagement Agreement. The Company filed a Joint Answer on behalf of Sheldahl and IFT on September 14, 2001, and amended on October 25, 2001, denying that BAS was entitled to any investment banking fee arising from the Merger and asserting various defenses to BAS's claims. Sheldahl and IFT further requested that the court dismiss all BAS's claims with prejudice. The parties are currently in the discovery stage of litigation.

         In November 2001, W.M. Hague Company, Inc. commenced an action against the Company in the First Judicial District of the State of Minnesota seeking payment of approximately $72,000 for equipment purchased by the Company. W.M. Hague Company, Inc. is seeking to amend its complaint to increase its claimed damages to approximately $170,000.

         Electro Scientific Industries, Inc. ("ESI") and the Company are presently in arbitration before the American Arbitration Association in Portland, Oregon. ESI is seeking payment of approximately $1,000,000 in unpaid contact payments and costs. The Company is in the process of attempting to negotiate a settlement with ESI.

         The City of Britton has commenced an action against Sheldahl, Inc., in the Circuit Court of the County of Marshall in the State of South Dakota seeking payment of approximately $450,000 on two separate notes related to the Company's Britton, South Dakota facility. The Company ceased operations at this facility in September 2001.

         On March 22, 2002, the Company's subsidiary, International Flex Technologies Inc., received notice of default from International Business Machines Corporation ("IBM") with respect to a Lease dated January 25, 1999 for IFT's Endicott, New York facility. On March 29, 2002, IBM filed a Petition to Recover Possession of Real Property against IFT in the Town of Union Justice Court. In the Petition, IBM seeks to evict IFT from the Endicott, New York facility and recover a money judgment of $686,137, representing rent IBM claims is past due. A hearing relating to the Petition is scheduled for April 9, 2002. See Note 15 to the Consoldated Financial Statements.

Item 4.  Submission of Matters to a Vote of Securities Holders
--------------------------------------------------------------

         None.

Item 4A.  Executive Officers of Registrant.
-------------------------------------------

         The executive officers of the Company as of the filing date who are appointed annually to serve one year terms, are as follows:

              Name                    Age                Position

         Benoit Pouliquen              40         Director, CEO and President
         Peter J. Duff                 56         Vice President - Finance
         Sidney J. Roberts             55         Vice President- Materials

         Benoit Pouliquen has served as President and Chief Executive Officer and Director since September 4, 2001. Previously, he served as President and Chief Operating Officer at BMC Industries for a period of approximately 2 years. Prior to that he served in a variety of senior management positions at Johnson Matthey PLC for a period of more than 5 years. He has had extensive experience in the circuitry and manufacturing industries for more than 15 years.

         Peter J. Duff has served as Vice President - Finance since the Merger was completed on December 28, 2000. Prior to that he served as Chief Financial Officer of International Flex Technologies since its inception in January 1999. During his previous 10 years with U.S. Industries he served as Executive Vice President of EJ Footwear, then as Group Chief Financial Officer for several other USI companies, followed by Chief Operating Officer of Sunlite Casual Furniture. His international experience includes positions with PriceWaterhouseCoopers, Deloitte & Touche, John Labatts, and Pfizer.

         Sidney J. Roberts joined the Company in 1973 and has held various positions with the Company, including Director of Manufacturing and Engineering-Materials, Business Director-Novaclad(R), Manager of Research and Development-Materials and Interfacial Engineering, and Technical
Director-Materials. He was named as Vice President-Research and Development in November 1996 and Vice President-Materials in April 2001.

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

         The Common Stock is listed on the Nasdaq National Market under the symbol "SHEL". The following table sets forth the high and low sales prices of the Common Stock for the period indicated, as reported on the Nasdaq National Market.

                                                                      High              Low
                                                                     -------          -------
         Twelve Months Ended December 28, 2001:
         First Quarter                                               $ 4.000          $ 1.688
         Second Quarter                                                2.950            1.030
         Third Quarter                                                 1.900            0.960
         Fourth Quarter                                                1.110            0.220

         Eleven Months Ended December 29, 2000:
         First Quarter                                               $ 8.625          $ 4.000
         Second Quarter                                                6.375            3.875
         Third Quarter                                                 4.750            2.000
         Fourth Quarter (1)                                            4.188            1.000

         (1) Fourth quarter consists of two months as the Company changed its year-end (see Note 2 to Consolidated Financial Statements included with this report).

     On March 15, 2002, the last reported sales price of the Common Stock was $0.45. As of this date, there were approximately 1,510 record holders of the Company's Common Stock and an estimated additional 3,931 shareholders who held beneficial interests in shares of Common Stock registered in nominee names of banks and brokerages houses.

     Pursuant to its Credit Agreement, the Company is restricted from declaring or paying cash dividends without the consent of the Company's lenders. The Company has never declared or paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its operations and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     On September 4, 2001 the Company issued a three year warrant to Heidrick & Struggles, Inc. ("H&G"), an executive level search and consulting firm, for the right to purchase 304,933 shares of common stock at an exercise price of $1.37 per share. The warrant was issued in connection with the satisfaction of a Letter Agreement between the Company and H&G upon the employment of Benoit Pouliquen as Chief Executive Officer of the Company. The Company believes this issuance of securities is exempt from registration under Section 4(2) of the Securities Act of 1933.

     In October 2001, the Company completed the issuance of $7.0 million of 17% Senior Subordinated Notes to Morgenthaler Partners VII, L.P., Ampersand IV Limited Partnership and Molex Incorporated. These Notes are due and payable in October 2006 or earlier upon certain issuances of capital stock or the sale of assets by the Company after first applying proceeds to existing debt under the Company's current Credit Agreement and the 12% Senior Subordinated Notes issued in May 2001. In addition, the purchasers were issued seven-year warrants for an aggregate of approximately 3.13 million shares of the Company's common stock at an exercise price of $0.01 per share of common stock. The warrants are exercisable at $0.01 per share for a period of seven years. Additionally, for each year for which any portion of these Notes remain outstanding, the Company will issue additional warrants to purchase an aggregate of 261,010 shares of the Company's common stock at an exercise price of $0.01 per share. The Notes are secured by all of the non-real property assets of the Company and its subsidiaries, International Flex Technologies Inc. and International Flex Holdings, Inc. The Notes are subordinate to the Company's obligations to the lenders under the Credit Agreement. The Company believes this issuance of securities is exempt from registration under Section 4(2) of the Securities Act of 1933.

     In August 2001, the Company completed the issuance of $3.0 million of 12% Senior Subordinated Notes to Morgenthaler Venture Partners V, L.P. and Molex Incorporated. These Notes are due upon the earlier of the following events:
August 2006, certain issuances of capital stock or the sale of assets by the Company after first applying proceeds to existing debt under the Company's current Credit Agreement, the 22% Senior Subordinated Notes and the 17% Senior Subordinated Notes discussed below. In addition, each purchaser was issued warrants to purchase 351,000 shares of the Company's common stock. The seven-year warrants are exercisable at $0.01 per share of common stock. The Notes are subordinate to the Company's obligations to the lenders under the Credit Agreement. The Company believes this issuance of securities is exempt from registration under Section 4(2) of the Securities Act of 1933.

     In May 2001, the Company completed the issuance of $5.0 million of 22% Senior Subordinated Notes to Morgenthaler Venture Partners V, L.P., Ampersand IV Limited Partnership and Molex Incorporated. These notes are due at such time that the Company repays the obligations under its current Credit Agreement, or earlier upon certain issuance of capital stock or the sale of assets by the company after first applying proceeds to existing debt under the Credit Agreement. The Notes are secured by all of the non-real property assets of the Company and its subsidiaries. The Notes are subordinate to the obligations of the Company to the lenders under the Credit Agreement. The Company believes this issuance of securities is exempt from registration under Section 4(2) of the Securities Act of 1933.

     In December 2000, the Board of Directors of Sheldahl approved a series of transactions as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments". As part of these transactions, Sheldahl issued shares of its Common Stock, $0.25 par value per shares (the "Common Stock"), to two accredited investors (the "Stockholders") in connection with the Merger. In addition, Sheldahl issued shares of Common Stock and its newly created Series G Convertible Preferred Stock, $1.00 par value per share (the

"Preferred Stock") and Warrants (the "Series G Warrants") to purchase shares of the Company's Common Stock to three accredited investors (the "Investors") who collectively invested an aggregate of $25 million. Sheldahl also completed the issuance of $6.5 million of subordinated notes to four accredited investors (the "Purchasers"), and in connection with such issuance, the Purchasers received Warrants (the "Subdebt Warrants") to purchase shares of Sheldahl common stock. The Board also authorized granting the Stockholders, Investors and Purchasers certain registration rights with respect to the shares of Common Stock and the Common Stock underlying the Preferred Stock, the Series G Warrants and the Subdebt Warrants issued in the transactions. The closing of the investment of $25 million, the subdebt investment and the Merger occurred on December 28, 2000. Based on the manner of sale and representations of the Investors, Stockholders and Purchasers, all of which were accredited, the Company believes that pursuant to Rule 506 of Regulation D, the private placement was a transaction not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended, and was, therefore, exempt from the registration requirements thereof.

     Sheldahl used the proceeds from the sale of the securities involved in the above transactions for working capital purposes.

Item 6. Selected Financial Data
-------------------------------

     The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein and the "Management's Discussion and Analysis of Financial Condition and Results of Operations". The consolidated statements of operations data presented below as of and for the twelve months ended December 28, 2001, the eleven months ended December 29, 2000 and the consolidated balance sheet data as of December 28, 2001 and December 29, 2000 have been derived from the Company's Consolidated Financial Statements included elsewhere in this report. The consolidated balance sheet data as of January 29, 2000 is derived from the Company's Consolidated Financial Statements not included in this report. The unaudited pro-forma consolidated statement of operations data and consolidated balance sheet data as of and for the eleven months ended December 29, 2000 presents the results of the Company as if the Merger discussed in Item 5 of this report would have occurred at the beginning of the period. The unaudited pro forma consolidated financial information does not purport to represent what the Company's financial position or results of operations would actually have been if the Merger had occurred at such date or to project the Company's future results of operations. The financial statements as of and for the year ended December 28, 2001 and the eleven months ended December 29, 2000 have been audited by Arthur Andersen LLP. The financial statements as of and for the twelve months ended January 29, 2000 have been audited by Ernst & Young LLP.

                                                      (In thousands, except per share data)

                                                               Unaudited
                                                               Pro-forma
                                            Twelve Months    Eleven Months   Eleven Months     Twelve Months
                                                Ended            Ended           Ended             Ended
Statements of Operations Data:                 12/28/01         12/29/00        12/29/00          1/29/00
                                            -------------    -------------   -------------     -------------
   Net sales                                $     108,494    $     137,673   $      20,417     $      24,081
   Cost of sales                                  115,772          128,735          16,333            17,051
                                            -------------    -------------   -------------     -------------
   Gross profit (loss)                             (7,278)           8,938           4,084             7,030
                                            -------------    -------------   -------------     -------------
   Expenses:
     Sales and marketing                            7,463            9,445           1,337               804
     General and administrative                    12,922           11,999           3,373             4,879
     Research and development                       5,904            5,454           2,888             2,060
     Asset impairment                              39,035                -               -                 -
     Interest                                       5,656            4,820           1,203               960
                                            -------------    -------------   -------------     -------------
       Total expenses                              70,980           31,718           8,801             8,703
                                            -------------    -------------   -------------     -------------

   Loss before income tax                         (78,258)         (22,780)         (4,717)           (1,673)
                                            -------------    -------------   -------------     -------------

   Benefit for income taxes                           311              197             197               550

   Convertible preferred dividends                  3,346            3,116               -                 -
                                            -------------    -------------   -------------     -------------

   Loss applicable to common shareholders   $     (81,293)   $     (25,699)  $      (4,520)    $      (1,123)
                                            =============    =============   =============     =============

Net loss per common share
     - basic and diluted                    $       (2.60)   $       (0.84)  $       (0.51)    $       (0.13)
                                            =============    =============   =============     =============

     Weighted average common shares
       outstanding - basic and diluted             31,279           30,590           8,802             8,737
                                            =============    =============   =============     =============

Balance Sheet Data:
     Working capital (deficit), net         $     (37,213)   $      (3,437)  $      (3,437)    $       3,030
     Total assets                                  57,575          129,362         129,362            25,760
     Long-term debt, excluding
       current portion                              4,541           10,640          10,640             9,873
     Total shareholders' equity (deficit)         (19,606)          56,868          56,868             8,877

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Profile

     On December 28, 2000, Sheldahl, Inc. ("Sheldahl") acquired all of the outstanding securities of International Flex Holdings, Inc., a Delaware corporation ("Holdings"), the sole shareholder of International Flex Technologies Inc., a Delaware corporation ("IFT"), pursuant to a merger of a newly formed subsidiary of Sheldahl with and into Holdings (the "Merger"). Although Sheldahl was the legal survivor in the Merger and remains the registrant with the Securities and Exchange Commission and a listed company under Nasdaq, under United States generally accepted accounting principles, as a result of the number of shares issued and sold in the transactions, Holdings was considered the "acquiror" of Sheldahl for financial reporting purposes. Among other matters, this required Sheldahl, in this report and all of its future financial and informational filings with the SEC, to present the prior historical, financial and other information of Holdings and IFT. Accordingly, unless otherwise indicated to the contrary herein, the results of Holdings and IFT will be presented herein as the "Company" for all periods prior to December 28, 2000 without inclusion of Sheldahl's results for the same period. See "Merger" below and the Company's consolidated financial statements and notes thereto included elsewhere herein. For purposes of this report, unless otherwise stated to the contrary, Company shall refer to Sheldahl, Holdings and IFT on a combined basis for all periods on or after December 28, 2000.

     On January 5, 2001, the Board of Directors of the Company changed its fiscal year to the Friday closest to December 31 of each year, beginning with December 29, 2000. Therefore, for purposes of this report, fiscal 2000 consists of a transition period from January 30, 2000, the beginning of Holding's fiscal year.

     The Company creates and distributes high-density substrates, high-quality flexible printed circuitry, and thin, flexible laminates and their derivatives to worldwide markets. The Company's laminates are of two types: adhesive-based tapes and materials, and its patented adhesiveless material, Novaclad(R). From these materials, the Company fabricates high-value derivative products: single- and double-sided flexible interconnects and assemblies under the trade names Flexbase(R), Novaflex(R) HD, Novaflex(R) VHD, FlexStrate, DendriPlate(R) and substrates for silicon chip carriers under the trade name ViaThin(R). Management believes that Sheldahl's leading technology products serve the electronic interface between the function of electronic-based products and their integrated circuits. The Company targets specific OEMs and contract assemblers in the telecommunications, computer, medical, automotive and aerospace markets in the drive to create electronic-based products that require increased functionality.

     The Company operates in two business divisions identified as the Materials and Flex Interconnect Division (MFI), and the International Flex Technologies Division ("IFT Division"). The MFI business division, which consists of Materials and Flexible Interconnect Business Units, specializes in high quality, roll-to-roll flexible circuits and specialty materials for the automotive, communications, computer and aerospace markets. The IFT Division consists of fine-line, roll-to-roll flexible circuits including substrates for silicon chip carriers manufactured in Endicott, New York and Longmont, Colorado. These products target the telecommunications, computer and medical markets.

     The Company's high performance products -FlexStrate, ViaThin(R), Novaflex(R) HD and Novaflex(R) VHD provide substantial benefits compared to traditional flexible circuits, including the capability for very fine circuit traces and very small holes, or vias, thus utilizing both sides of the laminate for circuit routing reducing size and cost per function. The Company has developed its ViaThin(R) to enable Interconnect ("IC") manufacturers to package future generations of ICs economically by attaching the silicon die to a ViaThin(R) substrate manufactured by the Company or other circuitry manufacturers using the Company's Novaclad(R) products. As ICs are becoming increasingly powerful, they produce more heat and require a greater number of connections to attach the silicon die, placing substantially greater demands on IC packaging materials. The Company's substrates for silicon chip carriers offer high-end thermal, electrical and quality attributes.

Merger

     On December 28, 2000, Sheldahl acquired all of the outstanding securities of International Flex Holdings, Inc. (Holdings) for approximately 8.7 million shares of Sheldahl's common stock, plus shares issuable under stock options and warrants of approximately 1.0 million shares, pursuant to a merger agreement as amended, (the "Merger Agreement") by and among Sheldahl, IFT West Acquisition Company, a newly formed subsidiary of Sheldahl ("West"), Holdings, the sole shareholder of International Flex Technologies Inc., the operating company ("IFT"), and the stockholders of Holdings (the "Stockholders"). Under the terms of the Merger Agreement, West merged with and into Holdings, with Holdings surviving and becoming a wholly-owned subsidiary of Sheldahl (the "Merger"). As consideration for the Merger, holders of outstanding shares of Holdings' common stock, Class A Stock, Class B Stock and Series A Preferred Stock received shares of Sheldahl Common Stock. Holdings' option holders and warrant holder received equivalent options and a warrant to purchase shares of Sheldahl Common Stock. The total number of shares of Sheldahl Common Stock issued, including shares to be issued upon exercise of options and warrants, was approximately 9.7 million.

Common Stock and Series G Investment

     Concurrent with consummating the Merger, Sheldahl completed an equity placement pursuant to an amended stock purchase agreement (the "Stock Purchase Agreement") by and among Sheldahl, and three accredited investors, Morgenthaler Venture Partners V, L.P. ("Morgenthaler V"), and Ampersand IV Limited Partnership and Ampersand IV Companion Fund Limited Partnership (collectively the "Ampersand Funds"). Under the terms of the Stock Purchase Agreement, Morgenthaler V and the Ampersand Funds (the "Investors") collectively invested an aggregate of $25.0 million in equity capital in exchange for approximately
9.8 million shares of Sheldahl Common Stock and 11,303 shares of a newly created 11.06% Series G Convertible Preferred Stock of Sheldahl, par value $1.00 per share (the "Series G Stock"), such shares being convertible at $1.40 per share in the aggregate into approximately 8.1 million shares of Sheldahl Common Stock (the "Equity Investment"). The cash used by the Investors to complete the Equity Investment came from the liquid assets of the Investors.

Subordinated Notes and Warrant Purchase Investment

     Concurrent with consummating the Merger and Equity Investment, Sheldahl consummated a debt investment pursuant to an amended and restated subordinated notes and warrant purchase agreement (the "Debt Agreement") by and among Sheldahl, Morgenthaler V, the Ampersand Funds and Molex Incorporated ("Molex"). Under the terms of the Debt Agreement, Morgenthaler V, the Ampersand Funds and Molex (the "Purchasers") purchased $6.5 million of 12% Senior Subordinated Notes ("Notes") and related warrants (the "Warrants") (the "Debt Investment"). In addition, the Purchasers collectively received Warrants to purchase 1,526,814 shares of Sheldahl Common Stock. The Warrants issued under the Debt Agreement are exercisable at $0.01 per share and are exercisable for seven years from the date of issuance. The cash used by the Investors to complete the Debt Investment came from the liquid assets of the Investors.

Governance Agreement

     Concurrent with the closing of the Merger, the Equity Investment and the Debt Investment (collectively, the "Transactions"), Sheldahl entered into a governance agreement by and among it and Morgenthaler V, the Ampersand

Funds and Sound Beach Technology Partners, LLC, a former IFT stockholder ("Sound Beach") (collectively, the "Parties") establishing the terms and conditions regarding (i) future purchases and sales of the Company's securities, and (ii) the Parties' relationship with the Company (the "Governance Agreement"). Donald Friedman, the Company's former Chief Executive Officer, is a significant shareholder and officer of Sound Beach. Molex is not a party to the Governance Agreement.

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

     The terms of the Governance Agreement required that the initial composition of Board of Directors of Sheldahl as of the closing of the Transactions be comprised of (i) three continuing directors from Sheldahl (each a "Continuing Director"), (ii) the director appointed by Molex (the "Molex Director"), and
(iii) three directors nominated by Morgenthaler V, the Ampersand Funds and Sound Beach. With respect to the election of directors following the closing of the Transactions, Morgenthaler V, the Ampersand Funds and Sound Beach together shall be entitled to nominate three directors. The number of directors which may be nominated by Morgenthaler V, the Ampersand Funds and Sound Beach will be reduced as their collective ownership in the Company is reduced. The terms of the Governance Agreement require that the identity of directors to stand for election by the Company's shareholders or to fill vacancies on the Board of Directors be determined by a nominating committee of the Board of Directors (the "Nominating Committee").

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

Voting Agreement

     In connection with the Transactions, Morgenthaler V, the Ampersand Funds and Sound Beach together executed a voting agreement, as amended (the "Voting Agreement"). The Company is not a party to this Voting Agreement. Under the terms of the Voting Agreement, Morgenthaler V, the Ampersand Funds and Sound Beach have agreed how they will designate individuals to be nominated for election as directors as provided under the Governance Agreement. Additionally, provided the parties hold a certain level of ownership in the Company, Morgenthaler V, the Ampersand Funds and Sound Beach agree to vote their shares in favor of such nominees to the Company's Board of Directors. Lastly, the Voting Agreement restricts the ability of Sound Beach to dispose of certain of its shares provided Morgenthaler V and the Ampersand Funds maintain ownership of at least 60% of the securities received in the Transactions.

Molex Transactions

     In connection with execution of the Merger Agreement, the Stock Purchase Agreement and the Debt Agreement, the Company and Molex agreed to certain amendments to the parties' (i) Agreement Relating to Sheldahl dated November 18, 1998 (the "Sheldahl Agreement"), and (ii) the Limited Liability Company Agreement of Modular Interconnect Systems, L.L.C., dated July 28, 1998 (the "LLC Agreement"). The LLC Agreement was made in connection with a joint venture between Sheldahl and Molex. When the joint venture was terminated on June 6, 2001, the LLC Agreement was also terminated. See "Item 1: Business-Research and Development."

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

Recent Developments

     Facility Closure
     ----------------

     On February 15, 2002, the Company announced that its wholly owned subsidiary, International Flex Technologies Inc. (IFT), will cease operations in its Endicott, New York facility in May 2002. The facility, which employs 115 individuals, manufactures fine-line, flexible circuits for use in the computer, data communications and medical markets and is the primary location where IFT products have been made. The Company made this decision after experiencing diminished demand for the specialized products manufactured in Endicott, is not anticipating demand levels to return, and with few exceptions, the Company expects to cease manufacture of these IFT products. As a result of these conditions and as part of the Company's ongoing efforts to reduce costs, the action was taken to permanently close the Endicott facility. The Company expects to begin using its Longmont, Colorado facility for the manufacture of products sold in its MFI segment and will continue to manufacture a few products formerly made in the Endicott facility.

     Listing on Nasdaq National Market
     ---------------------------------

     The Company received notice from Nasdaq that it does not meet the requirements for continued listing under the Nasdaq Market Place Rules in that the Company has not maintained a $5,000,000 minimum market value of its publicly held common shares and the closing bid price of the Company's common stock was less than $1.00 per share for 30 consecutive trading days. The Company has until May 15, 2002 to meet the minimum bid price requirement and until June 20, 2002 to meet the minimum market value of publicly held shares requirement In order to achieve compliance with the bid price requirement, the bid price of the Company's common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days. If the Company is not able to regain compliance with the Nasdaq Market Place Rules, the Company's common stock may be delisted from the Nasdaq National Market. As an alternative to meeting the requirements for continued listing for the Nasdaq National Market, the Company may apply for listing on the Nasdaq SmallCap Market. If the Company's common stock were delisted, the Company's common stock may be traded on the Nasdaq OTC Bulletin Board. The Company is currently exploring the Nasdaq listing requirements and the Company's ability to comply with the requirements of either the Nasdaq National Market or SmallCap Market listing.

     Under the terms governing the Company's Series D and E Convertible Preferred Stock, the delisting of the Company's common stock from the Nasdaq National Market would require that all dividends to the Series D and E Convertible Preferred Stock holders be paid in cash, rather than in shares of common stock. However, the Company is prohibited from paying any cash dividend by the terms of its Credit Agreement and each of the subordinated notes agreements. Further, in the event that there are accrued but unpaid dividends, the Company would be prohibited from paying any dividend on any junior series of preferred stock until the more senior series of preferred stock is fully paid.

     Foreign Accounts Receivable Financing
     -------------------------------------

     On December 28, 2001, the Company entered into a Factoring and Security Agreement with Greenfield Commercial Credit, L.L.C. ("Purchaser"). This facility provides an 80% advance on the Company's U.S. dollar denominated accounts receivable from companies incorporated outside the United States. The Purchaser establishes a limit on the foreign accounts receivable it will purchase for each customer company and an overall limit of $4,000,000. The Company may be required to re-purchase any accounts receivable purchased by the Purchaser which remain unpaid 90 days after invoice date. As a result, the Company will continue to report such accounts receivable on its financial statements and the factored amount as current debt. The Company pays a fee of 0.75% for each 10 day period or portion thereof that the purchased amount is outstanding for the first ninety days. As of December 28, 2001 and March 22, 2002 the Company had $0 and $1,457,000 outstanding under this facility, respectively.

Results of Operations

     Since its inception on February 1, 1999, International Flex Technologies Inc. ("IFT") received strong demand for its existing product line of thermal compression bond Tape Ball Grid Array (TBGA), DendriPlate connectors and flex products. The Company expanded its product lines to include a wire bond version of TBGA along with a flex product line to support the new and emerging medical and optical markets. A significant part of the Company's first fiscal year ended January 29, 2000 was spent developing the process and material sets associated with these new product lines. During the fiscal year ended December 29, 2000, the first qualification and production orders for these new products were achieved. However, longer than anticipated customer qualification, installation of new tool sets and acceptance by customers of this new technology impacted revenue for both fiscal years.

     By the end of the fiscal year ended December 29, 2000, the Company was experiencing customer demand increases across the entire new product line. A production ramp-up schedule was put in place and was implemented in fiscal 2001. The opportunity for additional capacity, particularly at the Company's Longmont, Colorado facility was assumed to be an opportunity as a result of the Merger. However, revenues in the IFT segment decreased significantly in the second half of fiscal year 2001 and the Company was unable to make use of the additional capacity provided by the Merger. This decrease was partially due to reduced orders from those forecast by IFT's customers which the Company attributes to the economic effects of a recession in the technology industry. Furthermore, the Company determined certain of IFT's core products were being replaced with competing products at a lower price and competitive performance level at an increasing rate. As a result, in early 2002 the Company decided to close its Endicott, New York facility and with few exceptions, the Company expects to cease manufacture of these IFT products. The Company expects to begin using its Longmont, Colorado facility for the manufacture of products sold in its MFI segment and will continue to manufacture a few products formerly made in the Endicott facility.

         The following table shows the percentage of net sales represented by certain line items from the Company's consolidated statements of operations:

                                                               Pro-forma
                                            Twelve Months    Eleven Months    Eleven Months    Twelve Months
                                                Ended            Ended            Ended            Ended
                                               12/28/01         12/29/00         12/29/00         1/29/00
                                            -------------    -------------    -------------    -------------
         Net sales                                  100.0%           100.0%           100.0%           100.0%
         Cost of sales                             (106.7)%           93.5%            80.0%            70.8%
                                            -------------    -------------    -------------    -------------
         Gross profit                                (6.7)%            6.5%            20.0%            29.2%
                                            -------------    -------------    -------------    -------------
         Expenses:
            Sales and marketing                       6.9%             6.9%             6.5%             3.3%
            General and administrative               11.9%             8.7%            16.5%            20.2%
            Research and development                  5.4%             4.0%            14.2%             8.6%
            Asset impairment charge                  36.0%               -                -                -
            Interest                                  5.2%             3.5%             5.9%             4.0%
                                            -------------    -------------    -------------    -------------
                  Total expenses                     65.4%            23.0%            43.1%            36.1%
                                            -------------    -------------    -------------    -------------

         Loss before income taxes                   (72.1)%          (16.5)%          (23.1)%           (6.9)%
                                             ============    =============    =============    =============

     Net Sales. For the fiscal year ended December 28, 2001, sales were
     ---------
approximately $109 million compared to approximately $138 million on a pro-forma basis and approximately $20 million on an actual basis in the prior eleven month fiscal year. Sales decreased 21% compared to the pro-forma sales of the prior fiscal period. This 21% reduction is related to a decrease in demand primarily in the MFI segment of operations which experienced a sales decline of 23%. Sales of the IFT segment declined 13% over the last 12 months; however, sales in the IFT segment decreased 31% in the second half from the first half of 2001. In general, the sales in the current fiscal year were negatively affected by decreases in demand from the Company's customers which the Company attributes to general economic conditions. This decrease is attributed to the effect of general economic conditions in the MFI and IFT segments, as well as by a technological shift in the IFT segment. During fiscal year 2001, IFT, in particular, received cancellations of promised orders to a significant degree from customers who experienced a drop in their expected business orders. The technological shift was most evident in the shift from IFT's thermal bondproduct line of TBGA to the newer wire bond version of TBGA. In the current fiscal year the Company sold approximately 400,000 fewer pieces of the older, thermal bond, version of TBGA than in the prior fiscal period ended December 29, 2000 while it sold approximately 1,000,000 additional pieces of the newer wire bond version in the respective fiscal periods. Furthermore, the price for the newer wire bond version is substantially lower than the price for the older, thermal bond, version. For the shorter fiscal year of 11 months ended December 29, 2000 compared to January 29, 2000, sales decreased approximately $3.7 million or 15.2% due to the reduction in demand for the older product line of TBGA and Dendriplate coupled with the slower than planned ramp-up of the wire bond version of TBGA. Tape Ball Grid Array sales declined $1.3 million or 7.2%, Dendriplate sales declined $2.4 million or 52.2% and Flexible circuits sales approximated the previous year.

The table below shows, for the periods indicated, the Company's sales and cost of sales by segment (in thousands):

                                                               Pro-forma
                                            Twelve Months    Eleven Months    Eleven Months    Twelve Months
                                                Ended            Ended            Ended            Ended
                                               12/28/01         12/29/00         12/29/00         1/29/00
                                            -------------    -------------    -------------    -------------
MFI Division sales                          $      83,474    $     108,955    $           -    $           -
IFT Division sales                                 25,020           28,718           20,417           24,081
                                            -------------    -------------    -------------    -------------
Total Sales                                 $     108,494    $     137,673    $      20,417    $      24,081
                                            -------------    -------------    -------------    -------------

MFI Segment cost of sales                   $      77,938    $      93,274    $           -    $           -
   As a percent of segment sales                     93.4%            85.6%               -                -

IFT Segment cost of sales                   $      37,834    $      35,461    $      16,333    $      17,051
   As a percent of segment sales                    151.2%           123.5%            80.0%            70.8%
                                            -------------    -------------    -------------    -------------

Total cost of sales                         $     115,772    $     128,735    $      16,333           17,051
Total as a percent of sales                        (106.7)%           93.5%            80.0%            70.8%
                                            =============    =============    =============    =============

     Cost of Sales/Gross Profit For the fiscal year ended December 28, 2001,
     --------------------------
gross profit decreased to approximately $(7.3) million or (6.7)% of sales. Gross profit in the MFI segment was 6.6% in the current year compared to 14.4% on a pro-forma basis for the period ended December 29, 2000. This decrease in gross profit reflects the lower sales volume of the MFI segment which sales were insufficient to cover the overhead expenses attributable to cost of sales. Overhead attributable to cost of sales includes indirect labor and facility expenses. MFI's reduced cost of sales measured in dollars in fiscal year 2001 is primarily related to a reduction in direct costs such as materials which are related to the level of sales and to a reduction of labor costs related to a significant reduction in the number of factory employees. Gross profit in the IFT segment was approximately (51.2)% of sales in the current year compared to (23.5)% on a pro-forma basis for the period ended December 29, 2000. This decrease in gross profit reflects a substantial increased volume of products produced in the current year which were sold at a substantially lower sales price compared to the previous period. Cost of sales and gross profit for the fiscal year ended December 28, 2001 compared to actual cost of sales and gross profit for the eleven month period ended December 29, 2000 reflect the inclusion of Sheldahl activities as a result of the Merger. During the fiscal year ended December 29, 2000 compared to the fiscal year ended January 29, 2000, gross profit decreased to approximately $4.1 million or 20.0% of sales. This decrease reflects the lower sales volume of the older Tape Ball Grid Array products and the DendriPlate product and the increased expenses associated with the development of the new wire bond version of the TBGA product line.

     Sales and Marketing Expenses. For the fiscal year ended December 28, 2001,
     ----------------------------
sales and marketing expenses decreased to $7.5 million or 6.9% of sales compared to $9.4 million or 6.9% of sales and $1.3 million or 6.5% of sales in the pro-forma and actual fiscal period ended December 29, 2000, respectively. In addition to commission expenses which are largely variable to sales, the Company reduced sales support expenses in fiscal year 2001 in response to the decrease in sales. In the fiscal period ended December 29, 2000 compared to January 29, 2000 sales and marketing expenses increased $0.5 million and as a percentage of sales increased to 6.5% from 3.3% in the fiscal year ended January 29, 2000.

     General and Administrative Expenses. For the fiscal year ended December 28,
     -----------------------------------
2001, general and administrative expenses increased to $12.9 million or 11.9% of sales, compared to $12.0 million or 8.7% of sales and $3.4 million or 16.5% of sales in the pro-forma and actual fiscal period ended December 29, 2000. The increase in fiscal year 2001 of $0.9 million compared to pro-forma fiscal period 2000 is substantially due to the fiscal year 2001 period of twelve months compared to an eleven month period in fiscal year 2000. The increase in these expenses compared to actual in the prior eleven month period reflects the inclusion of Sheldahl's general and administrative expenses following the Merger. General and administrative expenses measured as a percentage of sales is traditionally lower at Sheldahl than at IFT primarily due to the effect of Sheldahl's higher level of sales to cover general and administrative costs. General and administrative expenses are relatively fixed compared to sales levels. For the fiscal period ended December 29, 2000 compared to the fiscal year ended January 29, 2000, general and administrative expenses decreased $1.5 million to 16.5% of sales. The decrease in expenses reflects $0.6 million from the elimination of a transitional service agreement for information technology services; $0.3 million savings in legal and accounting expense associated with initial year organizational costs; and $0.3 million credit from a New York Empire State development training grant for employee training.

     Research and Development Expenses. For the fiscal year ended December 28,
     ---------------------------------
2001, research and development expenses increased to $5.9 million or 5.4% of sales, compared to $5.5 million or 4.0% of sales and $2.9 million or 14.2% of sales in the pro-forma and actual fiscal period ended December 29 2000. The increase of $0.9 million in the fiscal year 2001 compared to the pro-forma fiscal year ended December 29, 2000 is primarily due to the extra month in the current fiscal year. The increase as a percent of sales is primarily due to the approximate 21% decrease in sales in fiscal year 2001 compared to pro-forma sales in fiscal period 2000. The increase in these expenses compared to actual in the prior eleven month period reflects the inclusion of Sheldahl's research and development expenses in fiscal year 2001. For the fiscal period ended December 29, 2000 compared to the fiscal year ended January 29, 2000, research and development expenses increased $0.8 million. The increase in expenses reflected the staffing and prototype costs associated with new product development in the fiscal year ended December 29, 2000.

         Asset Impairment. In the fourth fiscal quarter ended December 28, 2001
         ----------------
the Company recorded a charge of approximately $39.0 million as a result of an assessment conducted according to Statement of Financial Accounting Standards No. 121. This assessment and the charge to earnings is the result of the continuing decline in demand for the Company's products which resulted in a write-down of approximately $19.2 million of plant and equipment, $1.5 million of intangibles and all of the goodwill associated with the Merger discussed in
Note 2 to the Consolidated Financial Statements. The assessment is based on the anticipated undiscounted cash flows to support the carrying amounts of certain assets in light of the current operating environment. Specifically, the Company's goodwill, fixed assets and certain intangible assets were assessed given the changes in the economic environment, the Company's industry, business strategy and projected future operating results and cash flows. See also Note 5 to the Consolidated Financial Statements.

         As a result of this write-down in plant and equipment and intangibles including goodwill, the depreciation and amortization charges in 2002 will be significantly reduced. The Company expects fiscal year 2002 depreciation and amortization charges relating to assets owned as of the beginning of the year will be approximately $1.6 million.

         Interest Expense. Interest expense increased to $5.7 million for the
         ----------------
fiscal year ended December 28, 2001 compared to $4.8 million and $1.2 million in the pro-forma and actual fiscal period ended December 29, 2000. The increase in interest expense is substantially due to the increase in the level of debt outstanding. Debt increased as a result of the Merger and the Company issued new subordinated notes at the end of December 2000 and in May, August and October 2001 for a total of $21.5 million. In addition, the Company incurred increased interest rates on its debt as evidenced by the interest rates charged on the subordinated notes which carry interest rates higher than the senior notes issued by the Company. See also Note 6 to the Consolidated Financial Statements included with this report. For the fiscal period ended December 29, 2000 compared to the fiscal year ended January 29, 2000 interest expense increased to $1.2 million from $1.0 million in the fiscal year ended January 29, 2000, as interest rates increased and the Company accessed its revolver to meet increased operational demands.

         EBITDA. EBITDA, defined as earnings before interest, taxes,
         ------
depreciation, amortization and asset impairments, was $(16.8) million for the twelve months ended December 28, 2001 compared to $0.1 million and ($0.7) million in the pro-forma and actual fiscal period ended December 29, 2000. For the fiscal year ended December 29, 2000 compared to the fiscal year ended January 29, 2000, EBITDA decreased $2.4 million from $1.7 million in the fiscal year ended January 29, 2000. EBITDA is a key financial measure but should not be construed as an alternative to operating income (loss) or cash flows from operating activities (as determined in accordance with generally accepted accounting principles in the U.S.). The Company believes EBITDA is a useful supplement to net loss and other statement of operations data in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures. However, the Company's method of computation may not be comparable to other similarly titled measures of other companies.

         Income Taxes. The income tax provisions for the fiscal periods ended
         ------------
December 28, 2001, December 29, 2000 and January 29, 2000 reflect a benefit of $0.3 million, $0.2 million and $0.6, respectively. The tax benefit in each period is primarily related to investment tax credits associated with incentives on investments in capital assets and employment refundable to the Company from the State of New York. As of December 28, 2001, the Company has provided a full valuation allowance for its deferred income tax assets as management believes that it is more likely than not that such deferred tax assets will not be realized.

         Fourth Quarter Summary Results. The consolidated results of operations
         ------------------------------
for the fourth fiscal quarter of 2001 and 2000 are as follows (in thousands):

                                                                  Unaudited
                                            Unaudited             Pro-Forma               Unaudited
                                           Three Months          Three Months             Two Months
                                              Ended                 Ended                   Ended
                                             12/28/01              12/29/00                12/29/00
                                          -------------         -------------           -------------
Net sales                                 $      24,346         $      31,576           $       2,889
Gross profit                                        854                (4,628)                   (608)
Operating loss                                  (45,283)              (13,776)                 (2,072)

Operating loss excluding
       asset impairment                          (6,248)              (13,776)                 (2,072)

EBITDA                                          (39,286)               (6,765)                 (1,167)
EBITDA excluding
   asset impairment                                (251)               (6,765)                 (1,167)

         Fiscal fourth quarter sales for the three month period ended December 28, 2001 decreased $7.2 million or 22.9% compared to pro-forma fourth quarter sales for the three month period ended December 29, 2000. The decrease in sales reflects the reduced demand in the MFI segment and a technological shift in the marketplace which adversely affected sales in the IFT segment. The comparison to the actual fourth quarter ended December 29, 2000 is not comparable due to the Merger. Gross profit increased in the current fourth quarter ended December 28, 2001 compared to the pro-forma fourth quarter ended December 29, 2000 primarily due to reduced labor costs in the current fourth fiscal quarter. These cost reductions were also evident in the reduced operating loss and improved EBITDA (excluding the asset impairment charge of $39.0 million recorded in the fourth fiscal quarter ended December 28, 2001 - see Note 5 to the Consolidated Financial Statements-asset impairment charge). The improvement in EBITDA, excluding asset impairment, was $6.5 million in the current fourth quarter compared to the comparable period in the prior fiscal period on a pro-forma basis. This improvement is due to the substantial cost reductions which occurred in September and May 2001 which were primarily the result of a reduction in the number of employees. The reduction plan initiated in September 2001 was designed to save $4.5 million in costs per fiscal quarter. The Company attributes another $2.0 million in cost savings experienced in the fourth fiscal quarter ended December 28, 2001 to cost reductions implemented earlier in the fiscal year. The Company believes these cost reductions have brought the operations as reflected in the indicator, EBITDA, to an essentially breakeven point. EBITDA, as calculated above was $(0.3) million on revenues of $24.3 million. While this assumption depends on the particular mix of products and expenses, the Company assumes this particular mix of product sales and expenses will continue while it focuses its efforts on increasing revenues. In addition, the Company has adjusted its cost structure to continue at an essentially breakeven point after the closure of its Endicott, New York facility. EBITDA is a key financial measure but should not be construed as an alternative to operating income (loss) or cash flows from operating activities (as determined in accordance with generally accepted accounting principles in the U.S.). The Company believes EBITDA is a useful supplement to net loss and other statement of operations data in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures. However, the Company's method of computation may not be comparable to other similarly titled measures of other companies. See also risks associated with the Company's strategies in "Liquidity and Capital Resources" below.

Financial Condition

         Bank Facility. At December 28, 2001, the Company's Credit and Security
         -------------
Agreement dated as of July 19, 1998, as amended, with the lenders party thereto and Wells Fargo Bank, National Association f/k/a Norwest Bank Minnesota, National Association (the "Credit Agreement") consisted of two separate facilities: a revolving credit facility of up to $25 million based on the Company's adjusted working capital; and a term facility for $16 million based on the appraised value of the Company's unencumbered equipment. Interest on the revolving credit facility and the term facility is charged at the prime rate plus six percent (10.75% as of December 28, 2001). As of December 28, 2001, the amount available to borrow on the revolving credit facility was approximately $2.3 million, which reflects a $5 million reduction by the Company's lenders for a liquidity reserve. All borrowings under the Credit Agreement are secured by the Company's tangible and intangible assets. The term facility requires monthly repayments of $205,000, with the remaining outstanding balance under the term facility and the revolving credit facility due June 1, 2002. The Credit Agreement borrowings have been classified as current in the December 28, 2001 consolidated balance sheet.

         In connection with the execution of the Credit Agreement, the Company issued to the lenders warrants, to purchase 230,000 shares of common stock at a price of $3.01 per share, exercisable through July 2003. On October 25, 2002 in connection with an amendment to the Credit Agreement, the Company issued an amended and restated warrant to the lender for the purchase of 243,717 shares of the Company's common stock at an exercise price of $0.38 per share, with an extended termination date of October 25, 2006. As of December 28, 2001, none of the warrants had been exercised.

         The Credit Agreement restricts the payments of cash dividends, capital expenditures and the redemption of preferred stock, and requires the Company to meet certain financial covenants, including maintaining certain levels of pre-tax net income (loss), cash flow available for debt service and debt service coverage ratios. Existing economic and industry conditions, as well as operational performance of the Company's business units, have resulted in the Company being out of compliance with certain of the financial covenants during 2001. As part of the lenders waiving these events of non-compliance, the Company paid to the lenders a fee of $250,000 for the period ending December 28, 2001, are required to pay $100,000 in each of the first three months of fiscal year 2002, adjusted the exercise price of the warrants previously granted to the lenders (see above) to $0.38 per share and extended the expiration date of the warrants through October 2006. The Company also anticipates it will be out of compliance with covenant requirements during the first quarter of fiscal 2002. An event of non-compliance will cause an increase in the borrowing margin from prime plus six percent to prime plus eight percent and allow the lenders to call for repayment of outstanding borrowings. In response, the Company is in process of implementing cost reduction plans and other matters as discussed in Note 3 to the consolidated financial statements, and has initiated discussions with its lenders with respect to amending such financial covenants (See "Liquidity and Capital Resources" below.) While management currently believes that it will be successful in obtaining an amendment to the Credit Agreement to cure such defaults, there can be no assurance that an amendment will be obtained on terms acceptable to the Company. In addition, an event of default under the Credit Agreement will cause an event of default under the terms of all the Senior Subordinated Notes. As such, all the Senior Subordinated Notes have been classified as current in the accompanying December 28, 2001 consolidated balance sheet. No other adjustments to the carrying amount or classification of assets or liabilities in the accompanying financial statements have been made with respect to this pending event of non-compliance.

         Subordinated Notes and Warrant Purchase Agreements. In October 2001,
         --------------------------------------------------
the Company completed the issuance of $7.0 million of 17% Senior Subordinated Notes to Morgenthaler Partners VII, L.P., Ampersand IV Limited Partnership and Molex Incorporated. These Notes are due and payable in October 2006 or earlier upon certain issuances of capital stock or the sale of assets by the Company after first applying proceeds to existing debt under the Company's current Credit Agreement and the 12% Senior Subordinated Notes issued in May 2001. In addition, the purchasers were issued seven-year warrants for an aggregate of approximately 3.13 million shares of the Company's common stock at an exercise price of $0.01 per share of common stock. The warrants are exercisable at $0.01 per share for a period of seven years. Additionally, for each year for which any portion of these Notes remain outstanding, the Company will issue additional warrants to purchase an aggregate of 261,010 shares of the Company's common stock at an exercise price of $0.01 per share.

         In August 2001, the Company completed the issuance of $3.0 million of 12% Senior Subordinated Notes to Morgenthaler Venture Partners V, L.P. and Molex Incorporated. These Notes are due upon the earlier of the following events:
August 2006, certain issuances of capital stock or the sale of assets by the Company after first applying proceeds to existing debt under the Company's current Credit Agreement, the 22% Senior Subordinated Notes and the 17% Senior Subordinated Notes discussed below. In addition, each purchaser was issued warrants to purchase 351,000 shares of the Company's common stock. The seven-year warrants are exercisable at $0.01 per share of common stock.

         In May 2001, the Company completed the issuance of $5.0 million of 22% Senior Subordinated Notes to Morgenthaler Venture Partners V, L.P., Ampersand IV Limited Partnership and Molex Incorporated. These notes are due at such time that the Company repays the obligations under its current Credit Agreement, or earlier upon certain issuance of capital stock or the sale of assets by the company after first applying proceeds to existing debt under the Credit Agreement.

         In December 2000, the Board of Directors of Sheldahl approved a series of transactions as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Profile." As part of these transactions, Sheldahl issued shares of its Common Stock, $.25 par value per shares (the "Common Stock"), to two accredited investors (the "Stockholders") in connection with the Merger. In addition, Sheldahl issued shares of Common Stock and its newly created Series G Convertible Preferred Stock, $1.00 par value per share (the "Preferred Stock") and Warrants (the "Series G Warrants") to purchase shares of the Company's Common Stock to three accredited investors (the "Investors") who collectively invested an aggregate of $25 million. Sheldahl also completed the issuance of $6.5 million of subordinated notes to four accredited investors (the "Purchasers"), and in connection with such issuance, the Purchasers received Warrants (the "Subdebt Warrants") to purchase shares of Sheldahl common stock. The Board also authorized granting the Stockholders, Investors and Purchasers certain registration rights with respect to the shares of Common Stock and the Common Stock underlying the Preferred Stock, the Series G Warrants and the Subdebt Warrants issued in the transactions. The closing of the investment of $25 million, the subdebt investment and the Merger occurred on December 28, 2000.

         Cash Flows. Net cash used in operating activities for the fiscal year
         ----------
2001 was approximately $22.1 million compared to approximately $4.2 million of cash provided for such activities in the fiscal period 2000. During the year ended December 28, 2001 operating funds of approximately $25.5 million were used by the net loss prior to depreciation/amortization and asset impairment. Operating funds were also used by decreases in accounts payable and accrued liabilities in the amount of approximately $8.3 million while operating funds were provided by reductions in accounts receivable and inventory in the amount of approximately $11.6 million.

         Fiscal 2001 investments by the Company were approximately $2.5 million. Substantially all of these investments were in the form of capital expenditures. Capital expenditures in fiscal 2002 are expected to be approximately $3.4 million.

         The Company obtained cash from its financing activities in the net amount of approximately $15.0 million in fiscal 2001. This is the result of an increase in subordinated notes and additional net borrowings under the Company's revolving line of credit which increases were partially offset by reductions in various long-term debt agreements. The majority of the reductions were the result of scheduled repayments under the Company's senior term note. Assuming a continuing revolving and term facility can be obtained under similar terms and conditions and extension of the terms under all the subordinated notes which require payment upon full payment under the senior Credit Agreement, the majority of the debt repayments for fiscal 2002 will be similar to those of fiscal 2001.

         Liquidity and Capital Resources. Net working capital deficit was
         -------------------------------
$(37.2) million at December 28, 2001, down from $(3.4) million at December 29, 2000. This decrease in working capital is due in part to the Company classifying as current its debt under the Credit Agreement which also increased during the fiscal year and all the Subordinated Notes issued in May, August and October 2001 as well as the note payable to IBM. In addition, the Company's accounts receivable and inventory decreased by $12.9 million and the Company invested cash in long-term assets. These decreases in working capital were partially offset by reductions in accounts payable and accrued liabilities of $8.9 million.

         IFT has failed to make two semi-annual payments totaling $1.5 million under its note payable to IBM with respect to an intellectual property license of IBM technology, however, unlike the Lease with IBM, no default has been declared. Furthermore, the Company is behind in payments on certain of its capital lease and installment note obligations (see Note 6 to the Consolidated Financial Statements). In addition, although the Company was in compliance with the terms of the Credit Agreement at the end of fiscal year 2001, it expects to be out of compliance with certain covenants under the Credit Agreement during the first quarter of 2002. The Company is negotiating with its lender to continue borrowing under the Credit Agreement until the maturity of the senior Credit Agreement on June 1, 2002. Although the Company cannot be assured this facility will be extended or a replacement facility will be obtained on terms acceptable to the Company or at all, the Company is pursuing alternatives to either extend or replace this facility.

         The Company experienced significant softening of sales orders during 2001, particularly in the second half of 2001, and consequently disappointing operating performance. In response, the Company reduced the number of employees to 601 as of December 28, 2001 from 966 at the beginning of this fiscal year, a decrease of nearly 40%. The last significant cost reduction in 2001 occurred in September 2001 and brought operating expenses, excluding non-cash expenses, substantially in line with the Company's projected ongoing sales level. Subsequent to 2001, the Company finalized an operational and financial plan which includes further cost reduction measures including facility closures (see
Note 15 to the Consolidated Financial Statements). The inability of the Company to (i) obtain waivers for anticipated events of non-compliance under its Credit Agreement;
(ii) negotiate new covenants or agreements with lenders; (iii) control operating costs; (iv) achieve profitable execution of the sales orders received for its Longmont, Colorado business; (v) achieve operating performance from the MFI division business above 2001 levels; (vi) achieve other cost or productivity improvements; (vii) maintain adequate liquidity to fund normal operations;
(viii) complete and fund the trade credit program as desribed in the Current Report on Form 8-K filed on February 27, 2002, and (ix) successfully negotiate with IBM to settle litigation relating to IFT's lease in Endicott, New York would result in the Company being out of compliance with certain of its debt covenants thereby allowing the Company's lenders to require full repayment of the outstanding borrowings under the Company's Credit Agreement and/or leave the Company in a cash short position that would require additional capital to fund operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has and will continue to implement operational measures designed to address the Company's operational and cash flow objectives. Should any of the adverse matters discussed above ultimately occur, management will attempt to take one or all of the following actions; i) seek continuing waivers of lenders covenants; ii) obtain new equity capital; iii) issue new debt; and/or iv) significantly restructure the Company's operations. However, there can be no assurance that the Company will be successful in obtaining waivers of lenders covenants, negotiating a new covenants or debt agreements, negotiating a credit facility to replace the Credit Agreement or at all, achieving positive operating results, excluding non-cash operating expenses during fiscal 2002, obtaining additional debt or raising additional capital on terms acceptable to the Company, or in the event of the failure of the foregoing, successfully take the actions described above.

         Contractual Obligations and Commitments. The Company has various
         ---------------------------------------
contractual obligation and commitments to make future payments including debt agreements, lease obligations and rent agreements. The following table summarizes the Company's future obligations under these commitments due by period as of December 28, 2001:

         (millions)            2002              2003         2004         Thereafter        Total
                             ---------         --------     ---------      ----------     ---------
         Debt (1)            $    42.6         $    0.4     $     0.2      $      4.0     $    47.2
         Operating Leases          4.2              3.3           0.4             0.4           8.3
                             ---------         --------     ---------      ----------     ---------
              Total          $    46.8         $    3.7     $     0.6      $      4.4     $    55.5
                             =========         ========     =========      ==========     =========

         (1)  See Note 6 to Consolidated Financial Statements

         The Company does not have any other material definitive commitments that require cash resources.

         Foreign Currency Risk. The Company periodically maintains a limited
         ---------------------
exposure to foreign currency risk with smaller programs contracted in British Sterling, and Euros. These contracts and the exchange rates are reviewed periodically. As of December 28, 2001, the Company has no material contracts outstanding. When warranted by the size of foreign currency contracts, the Company will use a variety of hedging techniques, including financial derivatives, to prudently reduce, but not eliminate, its exposure to foreign currency fluctuations. No such contracts existed as of December 28, 2001.

Critical Accounting Policies and Estimates

         The Company's financial statements include some amounts that are based on management's best judgments and estimates. Critical accounting policies are those that require the application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Such judgments and uncertainties are sufficiently sensitive to result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies are those described below:

         Revenue Recognition. The Company recognizes revenue in accordance with
         -------------------
SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered to the customer's satisfaction; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and
(4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and quality of products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

         Accounts Receivable and Credit Losses. The Company continuously
         -------------------------------------
monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that the Company has identified. While such credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. A significant change in the Company's collectibility experience of its accounts receivable could have a material adverse impact on the Company's future operating results. Collectibility experience is dependent upon, among other matters, purported product quality and return issues and the customer's ability to pay based upon their respective business operations.

         Inventories. The Company values its inventory at the lower of the
         -----------
actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory with cost determined on the first-in, first-out (FIFO) method. Cost includes the cost of materials, direct labor, and applicable manufacturing overhead. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on:

                i. The Company's estimated forecast of product demand and production requirements for the next twelve months. As demonstrated during 2001, demand for the Company's products can fluctuate significantly.
                ii.   Rapid technological change characterized by the Company's
                      industry, including frequent new product development.
                iii.  Ever changing economic and competitor environment causing fluctuations in product pricing.
                iv. Production commitments contracted with various customers. Given these factors:
                i. A significant decrease in demand could result in a potential increase in the amount of excess inventory quantities on hand and thus a potential impact on reserve requirements.
                ii. Rapid technological and product development changes could result in an increase in the amount of obsolete inventory quantities on hand.
                iii. Falling product prices could result in overvalued inventory that may require the Company to recognize such costs in its cost of goods sold at the time of such determination.
                iv. Customer cancellations of contractual production commitments may result in customized inventory quantities on hand that are unable to be resold to another customer and thus a potential impact on reserve requirements.

         Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the Company's inventory and its reported operating results.

         Impairment of Long-Lived Assets. The Company reviews the carrying
         -------------------------------
amount of certain of its assets in light of the current operating environment, specifically the Company's business strategy and projected future operating results and cash flows. During 2001, the Company reviewed the carrying amount of its long-lived assets given the changes in the economic environment and, as a result of these changes, the Company prepared analyses in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," to determine if there was impairment of recorded long-lived assets. Based upon the anticipated cash flows from these analyses, the Company identified other long-lived assets which no longer had sufficient cash flows to support their carrying amounts, and wrote them down to estimated fair value. Fair value was based on discounting estimated future cash flows for assets grouped at the lowest level for which there were identifiable cash flows at a discount rate commensurate with the risks involved. As specified in SFAS No. 121, if the estimated discounted future cash flows for specific asset groupings would have resulted in a write down below estimated salvage value, the write down recorded would not go below such estimated salvage value. As a result of the impairment analysis, the Company recorded a charge during the fourth quarter of 2001 of approximately $39.0 million related to the impairment of long-lived assets. Considerable management judgment was necessary to estimate fair value and determination of future cash flows, including projected product pricing and estimated costs to generate product production, resultant revenue and projected cash flows, estimated asset salvage values and discount rate commensurate with the risks involved. Changes in these estimates could impact the assessment of the Company's impairment of long-lived assets and the impact on the Company's consolidated financial position and results of operations.

         Legal Contingencies. The nature of the Company's operations exposes it
         -------------------
to the risk of certain legal and environmental claims in the normal course of business. In addition, as a result of the Merger discussed in Note 2 of the Company's Notes to Consolidated Financial Statements, an investment-banking firm has filed suit alleging it is owed an investment-banking fee arising from the Merger, seeking $1.75 million plus interest. The Company has filed a response to the claim, denying that the investment banking firm is entitled to any fees arising from the Merger between Sheldahl, Holdings and IFT and asserting various defenses to the investment banking firm's claims. As required under SFAS No. 5, the Company has established reserves for issues that it believes are probable and estimable in amounts management believes are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to management and discussions with legal counsel, it is the opinion of management that the ultimate outcome of the various legal actions and claims that are incidental to the Company's business will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company, however, such matters are subject to many uncertainties, and the outcomes of individual matters are not predictable with assurance.

         Income taxes. The Company has a history of unprofitable operations with
         ------------
losses generating a sizeable federal tax net operating loss, or NOL, carry forward of approximately $128 million as of December 28, 2001.

         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has established a full valuation allowance for its net deferred tax assets at December 28, 2001, due to the uncertainty related to their ultimate realization. The Company arrived at such a decision considering several factors, including but not limited to, historical cumulative losses incurred by the Company and anticipated continued operating losses.

         The Company will continue to evaluate the need for the valuation allowance, and at such time it is determined that it is more likely than not that such deferred tax assets will be realized, the valuation allowance, or a portion thereof, will be reversed. Upon reaching such a conclusion, the Company would immediately record the estimated net realizable value of a portion or all of the Company's deferred tax assets at that time and would then provide for income taxes at a rate equal to the Company's combined federal and state effective rates, as applicable. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company's provision for income taxes to vary significantly from period to period, although the Company's cash tax payments would remain unaffected until the benefit of the NOL is utilized.

         The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See the Company's audited consolidated financial statements and notes thereto which begin on page F-1 of this Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles in the United States.

New Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, business combinations initiated after June 30, 2001 must be accounted for using the purchase method of accounting. Under SFAS No. 142, amortization of goodwill and indefinite-lived assets will cease, and the carrying value of these assets will instead be evaluated for impairment using a fair-value-based test, applied at least annually. The Company will adopt SFAS No. 142 in fiscal 2002. Management believes that the adoption of SFAS No.'s 141 and 142 will not have an impact on the Company's financial position or results of operations, because at the beginning of the fiscal 2002, the Company has no intangible assets or goodwill.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company will adopt the SFAS No. 143 on January 1, 2003. The Company does not expect the adoption of SFAS No. 143 will have a significant impact on its financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The Company will adopt the SFAS No. 144 standard on January 1, 2002. SFAS No. 144 is not expected to have a significant impact on its financial position or results of operations.

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

Cautionary Statement

         Statements included in this management's discussion and analysis of financial condition and results of operations, in the letter to shareholders, elsewhere in this Form 10-K, in the Company's annual report, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and oral statements made with the approval of an authorized executive officer that are not historical, or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain risks and uncertainties could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual financial performance and cause it to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to begin full volume production at its Longmont, Colorado facility is dependent upon final qualification by the Company's customers and, in some cases, their customers, of ViaThin(R) as well as the ability of its production equipment to produce sufficient quantities of product at acceptable quality levels; (ii) delays in achieving full volume production at the Longmont, Colorado facility will have a material adverse impact on the Company's results of operations and liquidity position; (iii) a continued general downturn in the automotive market, the Company's principal market, could have a material adverse effect on the demand for the electronic components supplied by the Company to its customers; (iv) the Company's ability to continue to make significant capital expenditures for equipment, expansion of operations, and research and development is dependent upon funds generated from operations and the availability of capital from other sources; (v) the extremely competitive conditions that currently exist in the automotive and data communications markets are expected to continue, including development of new technologies, the introduction of new products, and the reduction of prices; (vi) the ability of the Company to obtain waivers for anticipated events of non-compliance under the Credit Agreement; (vii) the ability of the Company to implement cost reduction plans and other cost or productivity improvements to achieve levels of sales growth and operational performance that sustain sufficient cash flow to operate the business; (viii) the ability to complete and fund the trade credit program as described in the Current Report on Form 8-K filed on February 27, 2002, and
(ix) the ability to successfully negotiate with IBM to settle litigation relating to IFT's lease in Endicott, New York. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect the events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

         The Company's Credit and Security Agreement, described in Note 6 to the Consolidated financial statements as well as in the Management's Discussion and Analysis of Financial Condition and Results of Operations carries interest rate risk. Amounts borrowed under this Agreement are subject to interest charges at a rate equal to the lender's prime rate plus six percent, which as of March 15, 2002 was 10.75%. Should the lenders base rate change, the Company's interest expense will increase or decrease accordingly. As of December 28, 2001, the Company had borrowed approximately $16.8 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost the Company $168,000 in additional gross interest cost on an annual basis.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The Consolidated Financial Statements are listed under Item 14 of this report. Unaudited quarterly financial data for the twelve months ended December 28, 2001 and the eleven months ended December 29, 2000 is set forth in Note 14 to the Consolidated Financial Statements included with this report.

Item 9.  Changes in and Disagreements with Accountants
------------------------------------------------------

         On December 28, 2000, Sheldahl engaged in a series of transactions as more fully described in "Management's Discussion and Analysis of Financial Condition, including a merger transaction whereby Sheldahl acquired all of the outstanding securities of IFT's parent and sole shareholder, International Flex Holdings, Inc. ("Holdings"). Although Sheldahl is the legal survivor of the Merger and remains the registrant with the Securities and Exchange Commission ("SEC") and a listed company on Nasdaq, under United States generally accepted accounting principles, due to the number of shares issued and sold in the transactions, Holdings is considered the "acquiror" of Sheldahl for financial reporting purposes. Prior to engaging in the transaction with Sheldahl, Holdings used the firm of Ernst & Young LLP to audit its financial statements. Because Sheldahl must now report Holdings' historical financial statements as its own, the firm of Ernst & Young LLP is deemed to be the auditors of Sheldahl unless Sheldahl chooses differently. Sheldahl, however, has historically used the firm of Arthur Andersen LLP. Accordingly, on February 8, 2001, the Audit Committee and the Board of Directors of Sheldahl took formal action to dismiss Ernst & Young LLP and approve Arthur Andersen LLP to continue as the independent accountants for Sheldahl, Inc. post-Merger with Holdings.

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)      Documents filed as a part of the report:                                                      Form 10-K
                                                                                                    Page Reference
                                                                                                    --------------
1.   Consolidated Financial Statements

         Index to Consolidated Financial Statements

         Report of Independent Public Accountants - Arthur Andersen LLP                                   F-1

         Report of Independent Public Accountants - Ernst & Young LLP                                     F-2

         Consolidated Balance Sheets as of December 28, 2001 and,
         December 29, 2000                                                                                F-3

         Consolidated Statements of Operations for the Twelve Months Ended
         December 28, 2001, Eleven Months Ended December 29, 2000 and Twelve Months
         Ended January 29, 2000                                                                           F-4

         Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the
         Twelve Months Ended December 28, 2001, Eleven Months Ended
         December 29, 2000 and Twelve Months Ended January 29, 2000                                       F-5

         Consolidated Statements of Cash Flows for the Twelve Months Ended December 28, 2001,
         Eleven Months Ended December 29, 2000 and Twelve Months January 29, 2000                         F-6

         Notes to Consolidated Financial Statements                                                       F-7

2        Consolidated Financial Statement Schedules

                                                                     Form 10-K
Description                                                       Page Reference
-----------                                                       --------------

         Schedule II - Valuation and Qualifying Accounts                S-1

(b)      Reports on Form 8-K

         The Company filed the following report during the fourth quarter of fiscal 2001: Current Report on Form 8-K filed on October 30, 2001 (reporting Items 5 and 7).

         Additionally, the Company filed a Current Report on Form 8-K on February 27, 2002 (reporting Items 2, 5, and 7).

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

2.1.2 Amendment Number One to the Agreement and Plan of Merger Among Registrant, IFT West Acquisition Company, International Flex Holdings, Inc. and the Stockholders of International Flex Holdings, Inc., incorporated by referenced from Exhibit 2.1 of the Registrant's Form 8-K filed January 12, 2001.

3.1 Amended and Restated Articles of Incorporation, incorporated by reference from Exhibit 3.1 of the Registrant's Form 10-Q for the quarter ended June 29, 2001.

3.2 Bylaws, as amended, incorporated by reference from Exhibit 3.2 of the Registrant's Form 10-Q for the quarter ended June 29, 2001.

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

4.3.3 Amendment No. 3 dated October 18, 2001 to Rights Agreement dated as of June 16, 1996 and amended July 25, 1998 and amended November 10, 2000 between Sheldahl, Inc. and Norwest Bank

              Minnesota, N.A., now known as Wells Fargo Bank, N.A., is incorporated by reference to the Company's Amended Form 8-A filed on October 30, 2001.

4.3.4 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference from Exhibit 1 of Registrant's Form 8-A dated June 20, 1996.

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

4.12 Piper Jaffray Warrant, incorporated by reference from Exhibit 4.14 of Registrant's Form 8-K filed January 12, 2001.

4.13 Subordinated Secured Notes Purchase Agreement dated May 23, 2001 among the Company and the entities listed on Schedule II thereto and Ampersand IV Limited Partnership as Agent, incorporated by reference from Exhibit 4.1 of Registrant's Form 8-K filed on May 23, 2001.

4.14 Form of Note to Subordinated Secured Notes Purchase Agreement issued to May 2001 Subdebt Investors incorporated by reference from Exhibit 4.2 of Registrant's Form 8-K filed May 23, 2001.

4.15 Subordinated Notes and Warrant Purchase Agreement dated August 13, 2001 among the Company and the entities listed on Schedule I thereto, incorporated by reference from Exhibit 4.1 of the Registrant's Form 8-K filed on August 20, 2001.

4.16 Form of Note to Subordinated Notes and Warrant Purchase Agreement issued to August 2001 Subdebt Investors incorporated by reference from Exhibit 4.2 of Registrant's Form 8-K filed on August 20, 2001.

4.17 Form of Warrant to Subordinated Notes and Warrant Purchase Agreement issued to August Subdebt Investors incorporated by reference from Exhibit 4.3 of Registrant's Form 8-K filed on August 20, 2001.

4.18 Subordinated Notes and Warrants Purchase Agreement dated October 25, 2001 among the Company and the entities listed on Schedule II thereto, incorporated by reference from Exhibit 4.1 of the Registrant's Form 8-K filed on October 30, 2001.

4.19 Form of Note to Subordinated Notes and Warrants Purchase Agreement issued to October 2001 Subdebt Investors incorporated by reference to Exhibit 4.2 of Registrant's Form 8-K filed on October 30, 2001.

4.20 Form of Warrant to Subordinated Notes and Warrants Purchase Agreement issued to October 2001 Subdebt Investors incorporated by reference to Exhibit 4.3 of registrant's Form 8-K filed on October 30, 2001.

4.21 Security Agreement dated October 25, 2001 among the Company and Morgenthaler Partners V II, L.P. incorporated by reference to
              Exhibit 4.4 of Registrant's Form 8-K filed on October 30, 2001.

10.1          1987 Stock Option Plan, incorporated by reference from Exhibit
              10.1 of the Registrant's Form 10-K for the fiscal year ended August 27, 1993.

10.2          1994 Stock Option Plan, as amended, incorporated by reference from
              Exhibit 4.1 of the Registrant's Form S-8 dated June 29, 2001 (File No. 333-64202).

10.3          Employee Stock Purchase Plan, incorporated by reference from
              Exhibit 4.1 of the Registrant's Form S-8 filed June 29, 2001 (File No. 333-64204).

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

10.4.9 Ninth Amendment to Credit and Security Agreement dated May 23, 2001 between the Company and Wells Fargo Bank, N.A. and The CIT Group/ Equipment Financing, Inc., incorporated by reference from
              Exhibit 4.3 of the Registrant's Form 8-K filed May 23, 2001.

10.4.10 Tenth Amendment to Credit and Security Agreement dated August 13, 2001 between the Company and Wells Fargo Bank, N.A. and The CIT Group/ Equipment Financing, Inc., incorporated by reference from
              Exhibit 4.4 of the Registrant's Form 8-K filed August 20, 2001.

10.4.11 Eleventh Amendment to Credit and Security Agreement dated October 25, 2001 between the Company and Wells Fargo Bank, N.A. and The CIT Group/ Equipment Financing, Inc., incorporated by reference from Exhibit 4.5 of the Registrant's Form 8-K filed October 30, 2001.

10.5 Form of Amended and Restated Warrant to the Credit and Security Agreement dated October 25, 2001 among the Company, Wells Fargo Bank Minnesota, N.A. and The CIT Group/ Equipment Financing, Inc.

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

*10.12 Form of Employment (change of control) Agreement for Executive Officers of the Registrant, incorporated by reference from Exhibit
              10.4 of the Registrant's Form 10-K for the fiscal year ended August 30, 1996.

*10.12.1 Form of Amendment No. 1 to Employment (change of control) Agreement for Executive Officers of the Registrant, incorporated by reference from Exhibit 10.10.1 of the Registrant's Form 10-K filed for the fiscal year ended August 28, 1998.

*10.12.2 Form of Amendment No. 2 to Employment (change of control) Agreement for Executive Officers of the Registrant, incorporated by reference from Exhibit 10.12.2 of the Registrant's Form 10-K filed for the fiscal year ended August 27, 1999.

*10.13 Supplementary Executive Retirement Plan Agreement between the Registrant and James E. Donaghy dated November 5, 1996, incorporated by reference from Exhibit 10.12 of the Registrant's Form 10-K for the fiscal year ended August 28, 1998.

*10.14 Letter Agreement between John V. McManus and the Registrant dated October 15, 1999, incorporated by reference from Exhibit 10.14 of the Registrant's Form 10-K for the fiscal year ended August 27, 1999.

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

*10.30.1 Amendment No. 1 to License Agreement dated June 20, 1994 between Sidrabe and the Registrant, incorporated by reference from Exhibit
              10.28.1 of the Registrant's Form 10-K for the fiscal year ended August 28, 1998.

*10.31 Consulting Agreement dated August 17, 1988 between James S. Womack and Sheldahl, Inc. incorporated by reference from Exhibit 10.2 of the Registrant's Form 10-K for the fiscal year ended August 27, 1993.

*10.32 Sheldahl, Inc. Supplemental Executive Retirement Program effective as of January 1, 1995 incorporated by reference from Exhibit 10.34 of the Registrant's Form10-K filed November 30, 2000.

*10.32.1 First Amendment to the Sheldahl, Inc. Supplemental Executive Retirement Plan effective as of October 14, 1997 incorporated by reference from Exhibit 10.34.1 of the Registrant's Form 10-K filed November 30, 2000.

*10.32.2 Second Amendment to the Sheldahl, Inc. Supplemental Executive Retirement Plan effective as of September 16, 1998 incorporated by reference from Exhibit 10.34.2 of the Registrant's Form 10-K filed November 30, 2000.

*10.33 Sheldahl, Inc. Retirement Benefit Program for Directors incorporated by reference from Exhibit 10.35 of the Registrant's Form 10-K filed November 30, 2000.

*10.34 Employment Letter dated August 1, 2001 between Benoit Y. Pouliquen and the Company.

10.35 Factoring and Security Agreement dated December 28, 2001 by and between the Company and Greenfield Commerical Credit, L.L.C.

22            Subsidiaries of Registrant.

23.1          Consent of Independent Public Accountants - Arthur Andersen LLP.

23.2          Consent of Independent Public Accountants - Ernst & Young LLP.

99.0          Registrant's Statement to the Commission regarding Arthur Andersen
              LLP

* Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 9, 2002               SHELDAHL, INC.

                                    By /s/ Benoit Pouliquen
                                       -----------------------------------------
                                       Benoit Pouliquen
                                       President and Chief Executive Officer

                                    By /s/  Peter J. Duff
                                       -----------------------------------------
                                       Peter J. Duff, Vice President-Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on April 5, 2001 and in the capacities indicated.

                              (Power of Attorney)
     Each person whose signature appears below constitutes and appoints Benoit Pouliquen and Peter Duff as such person's true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubmission, for such person and in such person's name, place and stead, in any and all capacities, to sign any of all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all said attorneys-in-fact as agents, each acting alone, or such person's substitute or substitutes may lawfully do or cause to be done by virtue thereof.

By  /s/  Benoit Pouliquen             President and Chief Executive Officer and
  ------------------------------      Director (Principal Executive Officer)
          Benoit Pouliquen


By  /s/  Peter J. Duff                Vice President-Finance
  ------------------------------      (Principal Accounting Officer)
          Peter J.Duff


By  /s/  John D. Lutsi                Chairman of the Board of Directors
  ------------------------------
          John D. Lutsi


By  /s/  Stuart A. Auerbach           Director
  ------------------------------
          Stuart A. Auerbach


By  /s/  William B. Miller            Director
  ------------------------------
          William B. Miller


By  /s/  Raymond C. Wieser            Director
  ------------------------------
          Raymond C. Wieser


By  /s/  Donald R. Friedman           Director
  ------------------------------
          Donald R. Friedman

                  Index to Consolidated Financial Statements

Report of Independent Public Accountants - Arthur Andersen LLP...............................................    F-1

Report of Independent Public Accountants - Ernst & Young LLP.................................................    F-2

Consolidated Balance Sheets as of December 28, 2001 and December 29, 2000....................................    F-3

Consolidated Statements of Operations for the Year Ended December 28, 2001,
    the Eleven Months Ended December 29, 2000, and Twelve Months Ended January 29, 2000......................    F-4

Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the Year Ended December 28, 2001,
    the Eleven Months Ended December 29, 2000, and Twelve Months Ended January 29, 2000......................    F-5

Consolidated Statements of Cash Flows for the Year Ended December 28, 2001,
    the Eleven Months Ended December 29, 2000, and Twelve Months Ended January 29, 2000 .....................    F-6

Notes to Consolidated Financial Statements...................................................................    F-7

Schedule II - Valuation and Qualifying Accounts .............................................................    F-28

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Sheldahl, Inc.:

         We have audited the accompanying consolidated balance sheets of Sheldahl, Inc. (a Minnesota corporation) and Subsidiaries as of December 28, 2001 and December 29, 2000, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the year and eleven month periods then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sheldahl, Inc. and Subsidiaries as of December 28, 2001 and December 29, 2000, and the results of their operations and their cash flows for the year and eleven month periods then ended, in conformity with accounting principles generally accepted in the United States.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency, is unable to ascertain whether it will have sufficient liquidity available under its current Credit Agreement to fund operations and was out of compliance with certain covenant requirements contained in its Credit Agreement. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP


Minneapolis, Minnesota,
March 15, 2002

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Sheldahl, Inc.:

     We have audited the accompanying consolidated statement of operations, changes in shareholders' equity (deficit) and cash flows of Sheldahl, Inc. (a Minnesota corporation) and Subsidiaries (formerly International Flex Holdings, Inc,) for the year ended January 29, 2000. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows of Sheldahl, Inc. and Subsidiaries for the year ended January 29, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Ernst & Young LLP

Syracuse, New York
March 8, 2000

                        Sheldahl, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                (in thousands, except share and per share data)

                                    Assets


                                                                                   December 28,         December 29,
                                                                                       2001                 2000
                                                                                   ------------         ------------
Current assets:
      Cash and cash equivalents                                                    $       197          $    9,701
      Accounts receivable, net of allowance of $1,118 and $1,623                        14,018              17,657
      Inventories                                                                       15,905              25,205
      Prepaid expenses and other current assets                                          1,373               1,538
                                                                                   -----------          ----------
             Total current assets                                                       31,493              54,101
                                                                                   -----------          ----------

Plant and equipment:
      Land and buildings                                                                10,488              16,596
      Machinery and equipment                                                           15,158              50,950
      Construction in progress                                                             268               8,238
      Accumulated depreciation                                                               -              (3,863)
                                                                                   -----------          ----------
             Net plant and equipment                                                    25,914              71,921
                                                                                   -----------          ----------

Other assets                                                                               168               3,340
                                                                                   -----------          ----------
                                                                                   $    57,575          $  129,362
                                                                                   ===========          ==========

                         Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
      Current maturities of debt                                                   $    42,571          $   22,450
      Accounts payable                                                                  13,600              16,933
      Accrued compensation                                                               1,346               2,388
      Other accrued liabilities                                                         11,189              15,767
                                                                                   -----------          ----------
             Total current liabilities                                                  68,706              57,538
Long-term debt, less current maturities                                                  4,541              10,640
Other non-current liabilities                                                            3,934               4,316
                                                                                   -----------          ----------
             Total liabilities                                                          77,181              72,494
                                                                                   -----------          ----------
Commitments and contingencies (Notes 2, 3, 5, 7, 8, 9 and 11)
Shareholders' equity (deficit):
      Preferred stock, $1 par value, 500,000 shares authorized; Series D, E, F and G cumulative convertible preferred,
             32,917, 8,560, 1,800 and 11,303 shares issued and
             outstanding at December 28, 2001, and December 29, 2000                        53                  53
      Common stock, $.25 par value, 100,000,000 shares authorized;
             32,057,700 and 30,590,000 shares issued and outstanding                     8,014               7,648
      Additional paid-in capital                                                        59,283              54,830
      Accumulated deficit                                                              (86,956)             (5,663)
                                                                                   -----------          ----------
             Total shareholders' equity (deficit)                                      (19,606)             56,868
                                                                                   -----------          ----------
                                                                                   $    57,575          $  129,362
                                                                                   ===========          ==========

  The accompanying notes are an integral part of these consolidated balance sheets.

                        Sheldahl, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                     (in thousands, except per share data)

                                                Year Ended               Eleven Months Ended            Twelve Months Ended
                                             December 28, 2001            December 29, 2000              January 29, 2000
                                             -----------------            -----------------              ----------------
Net sales                                       $  108,494                   $   20,417                     $   24,081
Cost of sales                                      115,772                       16,333                         17,051
                                                ----------                   ----------                     ----------
Gross profit (loss)                                 (7,278)                       4,084                          7,030
                                                ----------                   ----------                     ----------

Expenses:
   Sales and marketing                               7,463                        1,337                            804
   General and administrative                       12,922                        3,373                          4,879
   Research and development                          5,904                        2,888                          2,060
   Asset impairment                                 39,035                            -                              -
   Interest, net                                     5,656                        1,203                            960
                                                ----------                   ----------                     ----------
      Total expenses                                70,980                        8,801                          8,703
                                                ----------                   ----------                     ----------

Loss before income taxes                           (78,258)                      (4,717)                        (1,673)

Income tax benefit                                     311                          197                            550
                                                ----------                   ----------                     ----------

Net loss                                           (77,947)                      (4,520)                        (1,123)
Convertible preferred dividends                     (3,346)                           -                              -
                                                ----------                   ----------                     ----------

Loss applicable to common
   shareholders                                 $  (81,293)                  $   (4,520)                    $   (1,123)
                                                ==========                   ==========                     ==========

Loss per common share - basic and diluted       $    (2.60)                  $    (0.51)                    $    (0.13)
                                                ==========                   ==========                     ==========

Weighted average number of shares
   outstanding - basic and diluted                  31,279                        8,802                          8,737
                                                ==========                   ==========                     ==========

The accompanying notes are an integral part of these consolidated statements of operations.

                        Sheldahl, Inc. and Subsidiaries
     Consolidated Statements of Changes in Shareholders' Equity (Deficit)
                                (in thousands)

                                                          Year Ended          Eleven Months Ended       Twelve Months Ended
                                                       December 28, 2001       December 29, 2000         January 29, 2000
                                                       -----------------       -----------------         ----------------
Common stock - shares:
      Balance at beginning of period                         30,590                    8,737                         -
      Initial capitalization                                      -                        -                     8,737
      Shares deemed issued in Merger                              -                   12,069                         -
      Shares issued for preferred stock dividends               347                        -                         -
      Sale of common stock                                    1,121                    9,784                         -
                                                          ---------              -----------                ----------
      Balance end of period                                  32,058                   30,590                     8,737
                                                          =========              ===========                ==========
Series D convertible preferred stock:
      Balance at beginning of period                      $      32              $         -                $        -
      Shares deemed issued in Merger                              -                       32                         -
                                                          ---------              -----------                ----------
      Balance at end of period                            $      32              $        32                $        -
                                                          =========              ===========                ==========
Series E convertible preferred stock:
      Balance at beginning of period                      $       8              $         -                $        -
      Shares deemed issued in Merger                              -                        8                         -
                                                          ---------              -----------                ----------
      Balance at end of period                                    8              $         8                $        -
                                                          =========              ===========                ==========
Series F convertible preferred stock:
      Balance beginning of period                         $       2              $         -                $        -
      Shares deemed issued in Merger                              -                        2                         -
                                                          ---------              -----------                ----------
      Balance at end of period                            $       2              $         2                $        -
                                                          =========              ===========                ==========
Series G convertible preferred stock
      Balance at beginning of period                      $      11              $         -                $        -
      Sale of stock                                               -                       11                         -
                                                          ---------              -----------                ----------
      Balance at end of period                            $      11              $        11                $        -
                                                          =========              ===========                ==========
Common stock:
      Balance at beginning of period                      $   7,648              $     2,184                $        -
      Initial capitalization                                      -                        -                     2,184
      Shares deemed issued in Merger                              -                    3,018                         -
      Shares issued for preferred stock dividends                86                        -                         -
      Sale of common stock                                      280                    2,446                         -
                                                          ---------              -----------                ----------
      Balance at end of period                            $   8,014              $     7,648                $    2,184
                                                          =========              ===========                ==========
Additional paid-in capital:
      Balance at beginning of period                      $  54,830              $     7,836                $        -
      Initial capitalization                                      -                        -                     7,836
      Deemed equity value at Merger                               -                   22,840                         -
      Issuance of preferred stock dividends                   2,024                        -                         -
      Proceeds from sale of common stock                         20                   11,251                         -
      Proceeds from sale of series G preferred stock              -                   11,292                         -
      Value of warrants issued with subordinated notes        2,409                    1,611                         -
                                                          ---------              -----------                ----------
      Balance at end of period                            $  59,283              $    54,830                $    7,836
                                                          =========              ===========                ==========
Accumulated deficit:
      Balance at beginning of period                      $  (5,663)             $    (1,143)               $        -
      Common stock issued at initial capitalization
         for no consideration                                     -                        -                       (20)
      Net loss                                              (81,293)                  (4,520)                   (1,123)
                                                          ---------              -----------                ----------
      Balance at end of period                            $ (86,956)             $    (5,663)               $   (1,143)
                                                          =========              ===========                ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                        Sheldahl, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                     Year Ended      Eleven Months Ended    Twelve Months Ended
                                                                    December 28,         December 29,            January 29,
                                                                        2001                 2000                   2000
                                                                    ------------        ------------           ------------
Operating activities:
      Net loss                                                      $    (81,293)       $     (4,520)          $    (1,123)
      Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
              Depreciation and amortization                               16,724               2,807                 2,433
              Non-cash interest                                              900                 513                   527
              Asset impairment                                            39,035                   -                     -
              Issuance of preferred stock dividends                        3,346                   -                     -
              Issuance of warrants to in exchange for services               169                   -                     -
              Other non-cash                                                (218)                 14                   155
      Net change in other operating activities:
              Accounts receivable                                          3,685               2,238                (3,821)
              Inventories                                                  7,886                (250)                 (983)
              Prepaid expenses and other current assets                      165                 556                (1,171)
              Accounts payable and accrued liabilities                   (11,830)              2,806                   576
                                                                    ------------        ------------           -----------
      Net cash provided by (used in) operating activities                (21,431)              4,164                (3,407)
                                                                    ------------        ------------           ------------

Investing activities:
      Capital expenditures, net                                           (2,475)             (4,614)               (3,026)
      Increase in other assets                                              (593)               (945)                 (494)
                                                                    ------------        ------------           -----------
              Net cash used in investing activities                       (3,068)             (5,559)               (3,520)
                                                                    ------------        ------------           -----------
Financing activities:
      Net proceeds under revolving credit facility                         3,460              10,062                     -
      Issuance of senior subordinated notes                               15,000               6,500                     -
      Borrowings of long-term debt                                             -                   -                 5,250
      Repayments of long-term debt                                        (3,765)            (10,915)                    -
      Proceeds from sales of common stock                                    300              13,697                     -
      Proceeds from sale of preferred stock                                    -              11,303                     -
                                                                    ------------        ------------           -----------
              Net cash provided by financing activities                   14,995              10,523                 5,250
                                                                    ------------        ------------           -----------

Net increase (decrease) in cash and cash equivalents                      (9,504)              9,128                (1,677)
                                                                    ------------        ------------           -----------

Cash and cash equivalents, beginning of period                             9,701                 573                 2,250
                                                                    ------------        ------------           -----------

Cash and cash equivalents, end of period                            $        197        $      9,701           $       573
                                                                    ============        ============           ===========

Supplemental cash flow information:
      Interest paid                                                 $      3,751        $      1,130           $       378
                                                                    ============        ============           ===========
      Income taxes paid                                             $         21        $         13           $       160
                                                                    ============        ============           ===========


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

         The Company's high performance products - FlexStrate, ViaArray, ViaThin(R), Novaflex(R) HD and Novaflex(R) VHD provide substantial benefits compared to traditional flexible circuits, including the capability for very fine circuit traces and very small holes, or vias, thus utilizing both sides of the laminate for circuit routing reducing size and cost per function. The Company has developed its ViaThin(R) to enable IC manufacturers to package future generations of ICs economically by attaching the silicon die to a ViaThin(R) substrate manufactured by the Company or other circuitry manufacturers using the Company's Novaclad(R) or ViaArray products. As ICs are becoming increasingly powerful, they produce more heat and require a greater number of connections to attach the silicon die, placing substantially greater demands on IC packaging materials. The Company's substrates for silicon chip carriers offer high-end thermal, electrical and quality attributes.

(2)      Merger Transaction and Basis of Presentation

         Merger -

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

         Common Stock and Series G Convertible Preferred Stock Investment -

         Concurrent with consummating the Merger, Sheldahl completed an equity placement pursuant to a stock purchase agreement (the Stock Purchase Agreement) by and among Sheldahl and three accredited investors (the Investors), who collectively invested an aggregate of $25.0 million in equity capital in exchange for approximately 9.8 million shares of Sheldahl common stock and 11,303 shares of a newly created 11.06% Series G Convertible Preferred Stock of Sheldahl, par value $1.00 per share (the Series G Convertible Preferred Stock), such shares are convertible in the aggregate into approximately 8.1 million shares of Sheldahl common stock (the Equity Investment).

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

         The Series G Convertible Preferred Stock is subordinate to the Company's Series D, E and F Convertible Preferred Stock with regard to payment of dividends and proceeds upon liquidation. Upon a liquidation of all of the assets of Sheldahl, the holders of the Series G Convertible Preferred Stock would be entitled to receive $25.0 million plus any accrued but unpaid dividends less the market value of the shares of common stock purchased under the Stock Purchase Agreement and retained by the holders of the Series G Convertible Preferred Stock following the adoption of a plan of liquidation, provided that any shares of common stock purchased under the Stock Purchase Agreement may be turned into Sheldahl for cancellation at the election of the holders of the Series G Preferred Stock after eighteen months from the original issue date. The Company may require holders of the Series G Convertible Preferred Stock to convert to common stock if Sheldahl's common stock trades at a price greater than $12.50 for at least thirty consecutive business days and the average daily trading volume of Sheldahl's common stock on the NASDAQ National market for thirty consecutive business days exceeds 50,000 shares.

         Subordinated Notes and Warrant Purchase Investment -

         Concurrent with consummating the Merger and Equity Investment, Sheldahl completed the issuance of $6.5 million of subordinated notes. Under the terms of the agreement, the purchasers acquired $6.5 million of 12% senior subordinated notes (the Subordinated Notes) and related warrants (the Warrants) (collectively, the Debt Investment). The purchasers collectively received Warrants to purchase 1,526,814 shares of Sheldahl common stock. The Warrants issued under the Debt Investment are exercisable at $.01 per share for a period of seven years. As discussed in Note 6, the warrants were recorded at their estimated value at the date of issuance as an increase to equity and a discount to the Subordinated Notes, and are being accreted to interest expense over the five-year period of the Subordinated Notes.

         Post Transactions Ownership -

         After completion of the Merger, Equity Investment and Debt Investment (the Transactions), the parties that acquired securities in the Transactions collectively hold securities representing ownership of approximately 60% of Sheldahl's currently outstanding common stock and 60% of Sheldahl on a fully diluted basis (assuming conversion of all Sheldahl convertible securities in existence at such date). In addition, as part of the Transactions, the Company issued warrants to purchase 175,000 shares of Sheldahl common stock to its investment advisor, exercisable at $2.77 per share, for seven years.

         Basis of Presentation -

         The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly owned subsidiaries. The Merger discussed above resulted in Sheldahl acquiring all of the outstanding securities of Holdings, with Holdings becoming a wholly owned operating subsidiary of Sheldahl. Although Sheldahl is the legal survivor in the Merger and remains the registrant with Securities and Exchange Commission, under United States generally accepted accounting principles, as a result of the number of shares issued and sold in the Transactions, the Merger will be accounted for as a reverse acquisition, whereby Holdings is considered the `acquirer' of Sheldahl for financial reporting purposes. Among other matters, this will require Sheldahl to present in all financial statements and other public informational filings, post completion of the Transactions, prior historical financial and other information of Holdings, and require a retroactive restatement of Holdings historical shareholders' investment for the equivalent number of shares of common stock received in the Merger.

         Accordingly, the accompanying consolidated financial statements present the results of Holdings for the year ended January 29, 2000. Immediately prior to the commencement of its operations, Holdings acquired certain assets from International Business Machines Corporation (IBM). The aggregate purchase price was approximately $18 million and was funded by a $10 million capital contribution and debt financing.

         The accompanying financial statements include the results of Holdings for the year ended January 29, 2000 and reflect the acquisition of Sheldahl on December 28, 2000 under the purchase method of accounting. The equity accounts and equity transactions of the combined entity reflect that of the legal acquirer, Sheldahl, as required under reverse acquisition accounting. The aggregate purchase price was approximately $25.9 million. The assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of acquisition. During 2001, the Company finalized the purchase price allocation process based upon the completion of fair value determination of certain assets and liabilities, principally related to completion of plant and equipment and other asset appraisals, for which estimates of fair value were used at December 29, 2000. The final purchase price allocation resulted in a reduction in the recorded value of plant and equipment of approximately $14.8 million and the recognition of approximately $18.3 million of goodwill (see Note 5 related to impairment charge recorded during the fourth quarter of 2001). The operating results of Sheldahl have been included in the consolidated financial statements since its deemed date of acquisition under reverse acquisition accounting, December 28, 2000. The pro forma effects of the acquisition are included in the table below. No financial information is available for periods prior to February 1, 1999, with respect to Holdings. All significant inter-company transactions have been eliminated in consolidation.

         Subsequent to the Transactions, Sheldahl's Board of Directors determined that it would be in the best interests of the Company to change its fiscal year-end to the Friday closest to December 31 of each year, beginning with December 28, 2001.

         Pro Forma Financial Information -

         The accompanying unaudited consolidated pro forma results of operations give effect to the Transactions discussed above as if such Transactions had occurred at the beginning of the period (in thousands, except per share amounts):

                                                          Eleven Month       Twelve Month
                                                          Period Ended       Period Ended
                                                          December 29,        January 29,
                                                              2000               2000
                                                              ----               ----
              Net sales                                     $137,673           $153,152
              Operating loss                                 (22,780)           (19,516)
              Net loss                                       (25,699)           (22,178)

              Basic and diluted loss per share              $  (0.84)          $  (0.73)


         The unaudited consolidated pro forma results of operations do not purport to represent what the Company's financial position or results of operations would actually have been if the Transactions had occurred at such dates or to project the Company's future results of operations.

         Acquisition Integration -

         In connection with the Merger, the Company developed and during 2001 finalized and began implementing its facility consolidation plan designed to better integrate the combined operations and to reduce its operational cost structure. Purchase liabilities recorded by the Company as part of the acquisition included approximately $0.5 million for costs associated with the shutdown and consolidation of certain acquired facilities and $2.0 million for severance and other related costs. Approximately $1.5 million of these reserves were paid in the year ended December 28, 2001. None of these reserves were used in the year ended December 28, 2000. Employee terminations totaling 258 have occurred under this plan of merger through December 28, 2001. As of December 28, 2001 remaining shutdown and consolidation costs total approximately $0.2 million and remaining severance payments total approximately $0.8 million of which the Company will use approximately $0.6 million of theses reserves in 2002 with the remaining amounts to continue into 2003.

(3)      Liquidity and Going Concern Matters

         As discussed in Note 2, Holdings began operations on February 1, 1999, and has incurred operating losses, excluding asset impairment charges, of approximately $56.7 million during the three fiscal years ended December 28, 2001. On a pro-forma basis, including the operations of Sheldahl, the Company has incurred losses of approximately $128 million during the same period. These losses have been principally financed through equity and debt financing.

         Fiscal 2002 capital expenditures for the Company are planned at approximately $3.4 million. Scheduled debt repayments for fiscal 2002 (excluding amounts under the Credit Agreement, the note payable to IBM and the Senior Subordinated Notes that could be called by the lenders due to non-compliance with associated debt covenants or payment default provisions - see Note 6) will be approximately $2.3 million.

         The Company experienced continued significant softening of sales orders during 2001, particularly in the second half of 2001, and consequently disappointing operating performance. During February 2002, the Company finalized an operational and financial plan for the Company, which includes significant additional cost reduction measures and facility closures (see Note 15), some of which were implemented in 2001, and assisted in improving operating performance. Notwithstanding the foregoing, the Company anticipates that it will be out of compliance with certain of its debt covenants during the first quarter of 2002 and the amounts borrowed under its Credit and Security Agreement dated as of July 19, 1998, as amended, with the lenders party thereto and Wells Fargo Bank, National Association f/k/a Norwest Bank Minnesota, National Association (the "Credit Agreement") are due in June of 2002 (see Note
         6). In addition, the Company has not made required principal payments on its note payable to IBM in the aggregate of $1,500,000, for which payments of $750,000 each were due on July 13, 2001 and on January 15, 2002, respectively. In addition the Company is also behind in payments on certain of its capital lease and installment note obligations (see
         Note 6). The inability of the Company to: i) obtain waivers for events of non-compliance under its Credit Agreement; ii) negotiate new covenants or agreements with lenders; iii) control operating costs; iv) achieve profitable execution of the sales orders received at its Longmont Colorado business; v) achieve operating performance from the MFI business above 2001 levels; vi) achieve other cost or productivity improvements; vii) maintain adequate liquidity to fund normal operations; viii) complete and fund the trade credit program as described in the Current Report on Form 8-K filed on February 27, 2002, and ix) the ability to successfully negotiate with IBM to settle litigation relating to IFT's lease in Endicott, New York would result in the Company being out of compliance with certain of its debt covenants thereby allowing the Company's lenders to require full repayment of the outstanding borrowings under the Company's Credit Agreement and/or leave the Company in a cash short position that would require additional capital to fund operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has and will continue to implement operational measures designed to address the Company's operational and cash flow objectives. Should any of the adverse matters discussed above ultimately occur, management will attempt to take one or all of the following actions; i) seek continuing waivers of lenders covenants; ii) obtain new equity capital; iii) issue new debt; and/or iv) significantly restructure the Company's operations. However, there can be no assurance that the Company will be successful in obtaining waivers of lenders covenants, negotiating new covenants or debt agreements, negotiating a credit facility to replace the Credit Agreement or at all, achieving positive operating results, excluding non-cash operating expenses during fiscal 2002, obtaining additional debt or raising additional capital on terms acceptable to the Company, or in the event of the failure of the foregoing, successfully take the actions described above.

(4)      Summary of Significant Accounting Policies

         Use of Estimates -

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

         Fair Value of Financial Instruments -

         The carrying amounts reported in the consolidated balance sheet for accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount for long-term debt under the Company's Credit Agreement approximates fair value because of the variable rate feature and because the related interest rates are comparable to rates currently available to the Company for debt with similar terms. The fair value of the Company's outstanding notes payable, excluding the Note Payable to IBM, were recorded at fair value in connection with the Merger discussed in Note 2. The fair value approximated carrying value based upon quoted market rates. The Company is currently in negotiations with IBM regarding the note payable (see
         Note 15).

         Significant Customers -

         In the fiscal year ended December 28, 2001, no single customer accounted for 10% or more of the Company's net sales. However, the two largest customers accounted for an approximate total of 16% of net sales in the 2001 fiscal year. In the fiscal period ended December 29, 2000, two customers accounted for 10% or more of the Company's net sales, one of whom accounted for approximately 46% of net sales and the other accounted for approximately 24% of net sales. In the fiscal year ended January 29, 2000, two customers accounted for 10% or more of the Company's net sales, one of whom accounted for approximately 32% of net sales and the other accounted for approximately 21% of net sales. At December 28, 2001, amounts due from these customers approximated $1,743,000 at December 28, 2001, $138,000 at December 29, 2000 and
         $244,000 at January 29, 2000.

         Export Sales -

         The Company had export sales of approximately $35,847,000 for the year ended December 28, 2001, approximately $1,130,000 for the eleven month period ended December 29, 2000 and approximately $916,000 for the twelve month period ended January 29, 2000.

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

         The components of inventories are as follows (in thousands):

                                                  December 28,      December 29,
                                                      2001              2000
                                                  ----------         ----------

                  Raw material                    $    6,167         $    9,769
                  Work-in-process                      5,164              7,589
                  Finished goods                       4,574              7,847
                                                  ----------         ----------
                  Total                           $   15,905         $   25,205
                                                  ==========         ==========

         Plant and Equipment -

         Plant and equipment acquired prior to the Merger discussed in Note 2 were stated at cost and included expenditures that increased the useful lives of existing plant and equipment. Maintenance, repairs and minor renewals are charged to operations as incurred. When plant and equipment are disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in the results of operations. As discussed in Note 2, the Company obtained appraisals and finalized the purchase price allocation process during 2001, and, accordingly, adjusted the recorded value of the plant equipment acquired in connection with the Merger to fair value based upon appraised values. This resulted in a reduction to plant and equipment of approximately $14.8 million from the estimated values as recorded at December 29, 2000. This difference was recorded as goodwill.

         In addition, as a result of the continuing decline in demand for the Company's products, the Company completed an assessment for asset impairment under Statement of Financial Accounting Standards No. 121, which resulted in a write-down of approximately $19.2 million of plant and equipment, $1.5 million of intangibles and all of the goodwill (resulting from above). This charge to earnings was recorded in the fourth quarter of 2001 (see Note 5).

         For financial reporting purposes, plant and equipment are depreciated principally on a straight-line basis over the estimated useful lives of 10 years for buildings and 3 to 5 years for machinery and equipment. For income tax reporting purposes, straight-line and accelerated depreciation methods are used.

         Start-up Costs -

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

         Other Assets -

         Other assets consisted principally of purchased patent rights that were being amortized on a straight-line basis over a five-year period. As part of the finalization of the purchase price allocation process of the Merger discussed in Note 2, the Company had appraisals completed related to other intangible assets. However, the Company performed an evaluation as to whether events and circumstances had occurred which affected the estimated useful life or the recoverability of the remaining balance of such intangible assets. As a result of such review, the Company determined that the carrying amount of these assets would not be recoverable and recorded an impairment charge in the fourth quarter of 2001, as previously discussed above, the result of which was to write off all identified intangible assets (see Notes 5 and 15).

         Earnings per Share -

         The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed using the weighted average number of shares of common stock, the dilutive common equivalent shares related to stock options and warrants outstanding during the period and the equivalent common shares of convertible preferred stock, if those equivalent shares are dilutive. During the year ended December 28, 2001, the eleven month period ended December 29, 2000, and the twelve month period ended January 29, 2000, stock options, warrants and convertible preferred stock equivalents were anti-dilutive and therefore not included in the computation of diluted earnings per share.

         New Accounting Pronouncements -

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, business combinations initiated after June 30, 2001 must be accounted for using the purchase method of accounting. Under SFAS No. 142, amortization of goodwill and indefinite-lived assets will cease, and the carrying value of these assets will instead be evaluated for impairment using a fair-value-based test, applied at least annually. The Company will adopt SFAS No. 142 in fiscal 2002. The adoption of SFAS Nos. 141 and 142 will not have an impact on the Company's financial position or results of operations, because at the beginning of fiscal 2002, the Company has no intangible assets or goodwill.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company will adopt the SFAS No. 143 on January 1, 2003. The Company does not expect the adoption of SFAS No. 143 will have a significant impact on its financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The Company will adopt the SFAS No. 144 standard on January 1, 2002. SFAS No. 144 is not expected to have a significant impact on its financial position or results of operations.

         The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective December 30, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS No. 133 did not have a material impact on the Company's results of operations or financial position.

(5)      Asset Impairment Charge

         The asset impairment charge recorded in 2001 was a result of management's review of the carrying amount of certain of its assets in light of the current operating environment, specifically the Company reviewed the carrying amount of its goodwill, fixed assets and certain intangible assets given the changes in the economic environment, the Company's industry, business strategy and projected future operating results and cash flows. As a result of these changes, the Company prepared analyses in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," to determine if there was impairment of recorded goodwill and other long-lived assets. Based upon the anticipated undiscounted cash flows from these analyses, the Company determined that goodwill resulting from the merger discussed in Note 2 was impaired and thus written down. In addition, the Company identified other long-lived assets which no longer had sufficient anticipated undiscounted cash flows to support their carrying amounts and were written down to fair value. Fair value was based on discounting estimated future cash flows for assets grouped at the lowest level for which there were identifiable cash flows at a discount rate commensurate with the risks involved. As a result of the impairment analysis, the Company recorded a charge during the fourth quarter of 2001 of approximately $39.0 million related to the impairment of goodwill, intangibles and plant and equipment. Considerable management judgment was necessary to estimate fair value and determination of future cash flows. Ultimate results could vary significantly from management's estimates.

 (6)     Financing

         Debt consisted of the following (in thousands):

                                                                              December 28,       December 29,
                                                                                 2001               2000
                                                                              ----------         ----------
         Revolving credit facility, interest at prime plus
         six percent (10.75% at December 28, 2001).                           $    8,225         $    4,765

         Term facility, interest at prime plus six percent
         (10.75% at December 28, 2001)                                             8,615             11,077

         12% Senior Subordinated Notes, net, issued December 2000                  5,211              4,889
         22% Senior Subordinated Notes, issued May 2001                            5,000                  -
         17% Senior Subordinated Notes, net, issued August 2001                    5,763                  -
         12% Senior Subordinated Notes, net, issued October 2001                   2,074                  -

         Note payable to insurance company, secured by real estate
           mortgage.  Interest at 8.53% with monthly payments of $48,
           including principal and interest through December 2009                  4,204              4,252

         Note payable to IBM, net of warrants issued and secured by intellectual property. Interest at 9.75% with semi-annual payments
           of varying amounts of $750 or more through December 2004                5,400              5,627

         Capitalized lease obligations payable to an investment company secured by computer equipment and software. Interest at 8.97%
           with monthly payments of $27, including principal and interest
           through July 2002                                                         206                655

         Capitalized lease obligation payable to a bank, secured by computer, communications equipment and related software. Interest at 9.03% with
           monthly payments of $14, including principal and interest through July 2002         106                274

         Installment note due a finance company, secured by computer hardware and software, interest at 9.05% with monthly payments of $49,
           including principal and interest through January 2003                               691              1,102

         Note payable to Economic Development Agency secured by real estate
           Interest at 3.0% with monthly payments of $2.6, including principal
           and interest payments through December 2007                                         200                200

         Note payable to Community Development Agency secured by equipment.
           Interest at 3.0% with monthly payments of $0.6, through July 2002,
           and monthly payments of $3 thereafter through July 2009                             250                250

         Capitalized lease obligations to payable to an investment company, secured by equipment. Interest 7.6% to 8.5% with monthly payments
           of $61, including principal and interest through December 2002                      598                  -

         Capitalized lease obligations to payable to a financing company, secured by equipment. Interest at 5.9% with monthly payments of
           $20, including principal and interest through April 2004                            569                  -
                                                                                        ----------         ----------
                                                                                            47,112             33,090
         Less-current maturities                                                           (42,571)           (22,450)
                                                                                        ----------         ----------
                                                                                        $    4,541         $   10,640
                                                                                        ==========         ==========

         At December 28, 2001, the Company's Credit and Security Agreement dated as of July 19, 1998, as amended, with the lenders party thereto and Wells Fargo Bank, National Association f/k/a Norwest Bank Minnesota, National Association (the "Credit Agreement") consisted of two separate facilities: a revolving credit facility of up to $25 million based on the Company's adjusted working capital; and a term facility for $16 million based on the appraised value of the Company's unencumbered equipment. Interest on the revolving credit facility and the term facility is charged at the prime rate plus six percent (10.75% as of December 28, 2001). As of December 28, 2001, the amount available to borrow on the revolving credit facility was approximately $2.3 million, which reflects a $5.0 million reduction by the Company's lenders for a liquidity reserve. All borrowings under the Credit Agreement are secured by the Company's tangible and intangible assets. The term facility requires monthly repayments of $205,000, with the remaining outstanding balance under the term facility and the revolving credit facility due June 1, 2002. The Credit Agreement borrowings have been classified as current in the accompanying December 28, 2001 consolidated balance sheet.

         In connection with the obtainment of the Credit Agreement, the Company issued to the lenders warrants to purchase 230,000 shares of common stock at a price of $3.01 per share, exercisable through July 2003. The warrants are subject to adjustment for certain anti-dilution provisions and have been adjusted accordingly. The adjustment resulted in an increase in the number of original warrants to 243,717. As of December 28, 2001, none of these warrants had been exercised.

         The Credit Agreement restricts the payments of cash dividends, capital expenditures and the redemption of preferred stock, and requires the Company to meet certain financial covenants, including maintaining certain levels of pre-tax net income (loss), cash flow available for debt service and debt service coverage ratios. Existing economic and industry conditions, as well as operational performance of the Company's business units, have resulted in the Company being out of compliance with certain of the financial covenants during 2001. As part of the lenders waiving these events of non-compliance, the Company paid to the lenders a fee of $250,000 for the period ending December 28, 2001, are required to pay $100,000 in each of the first three months of fiscal year 2002, adjusted the exercise price of the warrants previously granted to the lenders (see above) to $0.38 per share and extended the expiration date of the warrants through October 2006. The Company also anticipates it will be out of compliance with covenant requirements during the first quarter of fiscal 2002.

         An event of non-compliance will cause an increase in the borrowing margin from prime plus six percent to prime plus eight percent and allow the lenders to call for repayment of outstanding borrowings. While management currently believes that it will be successful in obtaining an amendment to the Credit Agreement to cure such defaults, there can be no assurance that an amendment will be obtained on terms acceptable to the Company. In addition, an event of default under the Credit Agreement will cause an event of default under the terms of all of the Senior Subordinated Notes. As such, all Senior Subordinated Notes have also been classified as current in the accompanying December 28, 2001 consolidated balance sheet. No other adjustments to the carrying amount or classification of assets or liabilities in the accompanying financial statements have been made with respect to this pending event of non-compliance.

         As part of the Transactions discussed in Note 2, the Company completed the issuance of $6.5 million of 12% Senior Subordinated Notes. In addition, the purchasers collectively received warrants to purchase 1,526,814 shares of Sheldahl common stock. The warrants are exercisable at $.01 per share for a period of seven years. The fair value of the warrants, as determined using the Black-Scholes pricing model, amounting to approximately $1.6 million, has been reflected as a discount to the carrying value of the 12% Senior Subordinated Notes and as a credit to additional paid-in capital. The $1.6 million will be accreted to interest expense over the five-year period of the 12% Senior Subordinated Notes.

         In May 2001, the Company completed the issuance of $5.0 million of 22% Senior Subordinated Notes to Morgenthaler Venture Partners V, L.P., Ampersand IV Limited Partnership and Molex Incorporated. These notes are due at such time that the Company repays the obligations under its current Credit Agreement, or earlier upon certain issuance of capital stock or the sale of assets by the Company after first applying proceeds to existing debt under the Credit Agreement. The Notes are secured by all of the non-real property assets of the Company and its subsidiaries. The Notes are subordinate to the obligations of the Company to lenders under the Credit Agreement.

         In August 2001, the Company completed the issuance of $3.0 million of 12% Senior Subordinated Notes to Morgenthaler Venture Partners V, L.P. and Molex Incorporated. These Notes are due upon the earlier of the following events: August 2006, certain issuances of capital stock or the sale of assets by the Company after first applying proceeds to existing debt under the Company's current Credit Agreement, the 22% Senior Subordinated Notes and the 17% Senior Subordinated Notes discussed below. In addition, each purchaser was issued warrants to purchase 351,000 shares of the Company's common stock. The seven-year warrants are exercisable at $0.01 per share of common stock. The Notes are subordinate to the Company's obligations to lenders under the Credit Agreement. The fair value of the warrants, as determined using the Black-Scholes pricing model, amounting to approximately $978,000, will be accreted to interest expense over the term of these 12% Senior Subordinated Notes.

         In October 2001, the Company completed the issuance of $7.0 million of 17% Senior Subordinated Notes to Morgenthaler Partners VII, L.P., Ampersand IV Limited Partnership and Molex Incorporated. These Notes are due and payable in October 2006 or earlier upon certain issuances of capital stock or the sale of assets by the Company after first applying proceeds to existing debt under the Company's current Credit Agreement and the 12% Senior Subordinated Notes issued in May 2001. In addition, the purchasers were issued seven-year warrants for an aggregate of approximately 3.13 million shares of the Company's common stock at an exercise price of $0.01 per share of common stock. The warrants are exercisable at $0.01 per share for a period of seven years. Additionally, for each year for which any portion of these Notes remain outstanding, the Company will issue additional warrants to purchase an aggregate of 261,010 shares of the Company's common stock at an exercise price of $0.01 per share. The Notes are secured by all of the non-real property assets of the Company and its subsidiaries, International Flex Technologies, Inc. and International Flex Holdings, Inc. The Notes are subordinate to the Company's obligations to lenders under the Credit Agreement. The fair value of the warrants, as determined using the Black-Scholes pricing model, amounting to approximately $1,262,000, will be accreted to interest expense over the term of these 17% Senior Subordinated Notes.

         Accretion of approximately $0.4 million, related to the discount recorded from warrants issued as part of the above Senior Subordinated
         Note issuances and $0.5 million related to the note payable to IBM (see below), is included in interest expense in the accompanying 2001 consolidated statement of operations.

         In connection with the formation of Holdings, the Company entered into an intellectual property and license agreement with IBM. The Company obtained seller financing through a five-year $7.5 million non-interest bearing note. This financing was discounted at a rate of 9.75%, with accrued interest being added to the carrying value of the note. Semi-annual principal payments began July 2000 and continue until January 2004. As discussed in Note 3, the Company is in default under the IBM Note payable, having missed the required $750,000 principal payments due in July 2001, and January 2002. The Company has classified the IBM note payable as current in the accompanying December 28, 2001 consolidated balance sheet.

         The Company is also behind on principal payments on certain of its capital lease and installment note obligations of approximately $0.1 million at December 28, 2001.

         Future scheduled maturities of debt as of December 28, 2001 are as follows (in thousands):

                          2002                             $  42,571
                          2003                                   353
                          2004                                   164
                          2005                                    71
                          2006                                    78
                    Thereafter                                 3,875


(7)      Effect of the Merger on Shareholders' Equity (Deficit) and Earnings
         (Loss) Per Share

         As a result of the Merger discussed in Note 2, the historical shareholder's equity (deficit) of Holdings, deemed the accounting acquirer for financial reporting purposes, has been retroactively restated to reflect the effect of the exchange ratio established as part of the Merger. Shareholders' equity (deficit) presents the equivalent number of shares received in the Merger after giving effect to the difference in par value of common stock, with the offset to additional paid-in capital. The accumulated deficit of Holdings, as the accounting acquirer, has been carried forward. Operations prior to the Merger are those of Holdings as the accounting acquirer. Earnings
         (loss) per share for periods prior to the Merger have been retroactively restated to reflect the number of equivalent shares of common stock received by Holdings as the acquiring company. The shares of common and preferred stock outstanding of Sheldahl prior to the Merger are reflected as being issued at the date of the Merger in the accompanying consolidated statements of shareholders' equity (deficit).

 (8)     Preferred Stock and Warrants

         Preferred Stock -

         As discussed in Note 2, as part of the Transactions, the Company sold 11,303 shares of Series G Convertible Preferred Stock in December 2000 with a total stated value of $11,303,000. This Series G preferred stock earns an approximate 11.06% dividend rate, payable annually. The dividend is payable in shares of common stock of the Company for the twenty-four months from the date of issuance at a stated value of $1.625 per share, adjustable for certain anti-dilutive provisions. Thereafter the Company may pay the dividend in shares of its common stock or, at its option, cash. The Series G preferred stock is convertible into approximately 8.1 million shares of common stock at a rate of $1.40 per share adjustable for certain anti-dilutive provisions. The Series G preferred stock is subordinated to the Series D, E and F preferred stock with regard to payment of dividends and proceeds upon liquidation. As of December 28, 2001, 11,303 shares of Series G preferred stock were outstanding. Accrued dividends of approximately $1.3 million are included in other accrued liabilities in the accompanying December 28, 2001, consolidated balance sheet. At December 28, 2001, the Company was in arrears on the dividend payment that was due December 2001. The Company subsequently paid this Series G dividend in January 2002 by issuing 769,232 shares of common stock.

         Prior to the Merger discussed in Note 2, Sheldahl completed the following equity issuances:

         . The Company issued 1,800 shares of Series F Convertible Preferred Stock with a total stated value of $1,800,000. This Series F preferred stock earns a 5% dividend rate, payable annually in shares of common stock or cash at the Company's option, and is convertible into nearly 330,000 shares at a fixed rate of $5.46 per share, adjustable for certain anti-dilution provisions. The purchasers of the Series F preferred stock were also issued 55,800 warrants to purchase the Company's Common Stock at a price of $5.46 per share, adjustable for certain anti-dilution provisions. These warrants expire in January 2005. None of the warrants have been exercised as of December 28, 2001. Net proceeds from the Series F preferred stock were approximately $1,800,000. As of December 28, 2001, 1,800 shares of Series F preferred stock were outstanding. Dividends paid during 2001 of approximately $90,000, were paid by the issuance of 16,484 shares of Common Stock. Accrued dividends of approximately $83,000 are included in other accrued liabilities in the accompanying December 28, 2001 consolidated balance sheet.

         . The Company issued 8,560 shares of Series E Convertible Preferred Stock with a total stated value of $8,560,000. This Series E preferred stock earns a 5% dividend rate, payable annually in shares of common stock or cash at the Company's option, and is convertible into nearly 1.4 million shares at a fixed rate of $6.25 per share, adjustable for certain anti-dilution provisions. The purchasers of the Series E preferred stock were also issued 85,600 warrants to purchase the Company's common stock at a price of $7.8125 per share, adjustable for certain anti-dilution provisions. These warrants expire in February 2004. None of the warrants have been exercised as of December 28, 2001. Net proceeds from the Series E preferred stock were approximately $8,460,000. As of December 28, 2001, 8,060 shares of Series E convertible preferred stock were outstanding. Dividends paid during 2001 of approximately $403,000, were paid by the issuance of 64,551 shares of Common Stock. Accrued dividends of approximately $343,000 are included in other accrued liabilities in the accompanying December 28, 2001 consolidated balance sheet.

         . The Company issued 32,917 shares of Series D Convertible Preferred Stock with a total stated value of $32,917,000. This Series D preferred stock earns a 5% dividend rate, payable annually in shares of common stock or cash at the Company's option, and is convertible into nearly 5.4 million shares at a fixed rate of $6.12 per share, adjustable for certain anti-dilution provisions. The holders of the Series D preferred stock were also issued 329,170 warrants to purchase the Company's common stock at a price of $7.6875 per share, adjustable for certain anti-dilution provisions. These warrants expire in July 2001. None of the warrants have been exercised as of December 28, 2001. Net proceeds from the Series D preferred stock were $32,409,000. As of December 28, 2001, 32,353 shares of Series D preferred stock were outstanding. Dividends paid during 2001 of approximately $1,617,000, were paid by the issuance of 265,214 shares of Common Stock. Accrued dividends of approximately $679,000 are included in other accrued liabilities in the accompanying December 28, 2001 consolidated balance sheet.

         The Company received notice from Nasdaq that it does not meet the requirements for continued listing under the Nasdaq Market Place Rules in that the Company has not maintained a $5,000,000 minimum market value of its publicly held common shares and the closing bid price of the Company's common stock was less than $1.00 per share for 30 consecutive trading days. The Company has until May 15, 2002 to meet the minimum bid price requirement and until June 20, 2002 to meet the minimum market value of publicly held shares requirement. In order to achieve compliance with the bid price requirement, the bid price of the Company's common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days. If the Company is not able to regain compliance with the Nasdaq Market Place Rules, the Company's common stock may be delisted from the Nasdaq National Market. As an alternative to meeting the requirements for continued listing for the Nasdaq National Market, the Company may apply for listing on the Nasdaq SmallCap Market. If the Company's common stock were delisted, the Company's common stock may be traded on the Nasdaq OTC Bulletin Board. The Company is currently exploring the Nasdaq listing requirements and the Company's ability to comply with the requirements of either the Nasdaq National Market or SmallCap Market listing.

         Under the terms governing the Company's Series D and E Convertible Preferred Stock, the delisting of the Company's common stock from the Nasdaq National Market would require that all dividends to the Series D and E Convertible Preferred Stock holders be paid in cash, rather than in shares of common stock. However, the Company is prohibited from paying any cash dividend by the terms of its Credit Agreement and each of the subordinated notes agreements. Further, in the event that there are accrued but unpaid dividends, the Company would be prohibited from paying any dividend on any junior series of preferred stock until the more senior series of preferred stock is fully paid.

         Warrants -

         In addition to the warrants issued and outstanding discussed in Notes 2 and 6, and those issued in conjunction with the preferred stock discussed above, the Company has issued and has outstanding warrants for the purchase of 484,600 shares of the Company's common stock at a price of $1.67 per share, which expire August 2002, and additional warrants to purchase 304,933 shares of the Company's common stock at a price of $1.37 which expire September 2004.

(9)      Stock Based Compensation

         The shareholders of the Company have approved stock option plans (the Plans) for officers, other full-time key salaried employees, and non-employee directors of the Company to reward performance and enable the Company to attract and retain key personnel. Under the Plans, options are granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant and are generally exercisable for five or ten years. The Plans also provide for automatic grants of 25,000 target grant replacement stock options to each non-employee director of the Company on the date that each such director is first elected to the Board of Directors, and expire, to the extent not already expired, one year after termination of service as a Director. Certain non-employee directors have elected to not receive such grants. As of December 28, 2001, the Board of Directors has approved plans to authorize the future granting of options to purchase up to approximately 2,201,000 shares of common stock. This approval is pending at the date of this filing subject to shareholder approval.

         The following table summarizes the stock option transactions for the periods indicated and includes, for the periods prior to the Merger discussed in Note 2, option activity of both Holdings and Sheldahl. Options of Holdings outstanding at the date of the Merger were converted to options of Sheldahl at the exchange ratio defined as part of the Merger.

                                   Twelve Month                      Eleven Month                       Twelve Month
                                   Period Ended                      Period Ended                       Period Ended
                                December 28, 2001                  December 29, 2000                  January 29, 2000
                         -------------------------------------------------------------------------------------------------------
                                                Weighted                           Weighted                           Weighted
                                     Exercise   -Average               Exercise    -Average                Exercise   -Average
                                       Price     Exercise                Price     Exercise                  Price    Exercise
                           Shares      Range       Price    Shares       Range       Price      Shares       Range      Price
                         -------------------------------------------------------------------------------------------------------
Outstanding at                       $   0.26 -                        $   0.26 -                            $  5.00 -
    Beginning of Year    1,894,135   $  22.13      $10.44  1,856,907   $  22.13      $ 11.93   1,575,042     $ 22.13    $ 16.23
Granted                              $   0.53 -                        $   0.26 -                            $  0.26 -
                         3,623,000   $   2.51        1.25    155,463   $   5.00         0.55     466,777     $  6.69       1.95
Exercised                        -          -           -          -          -            -        (834)    $  5.25       5.25
                                     $   2.91 -                        $   5.00 -                            $  5.00 -
Lapsed                    (218,317)  $  22.13       11.48   (118,235)  $  22.13        16.39    (184,078)    $ 22.13      15.10
                         ---------   --------      ------  ---------   --------      -------   ---------     -------    -------
Outstanding at                       $   0.26 -                        $   0.26 -                               0.26 -
    End of Year          5,298,818   $  22.13      $ 4.12  1,894,135   $  22.13      $ 10.44   1,856,907     $ 22.13    $ 11.93
                         =========   ========      ======  =========   ========      =======   =========     =======    =======
Exercisable at
    End of Year          1,800,801                 $ 9.85  1,394,540                 $ 13.02   1,088,671                $ 15.93
                         =========                 ======  =========                 =======   =========                =======

         As of December 28, 2001
         -----------------------

                                          Options Outstanding                                 Options Exercisable
                       -----------------------------------------------------------------------------------------------------
                                               Weighted-
                                                Average
                                               Remaining              Weighted-                                Weighted-
Exercise Price                Number          Option Term              Average             Number                Average
    Range                   Outstanding         (Years)             Exercise Price      Exercisable          Exercise Price
-------------------------------------------------------------------------------------------------------------------------------
$0.00 - 0.50                  500,192              7.6                 $  0.26             189,866             $  0.26
$0.51 - 1.00                  731,000              6.8                    0.53                   -                   -
$1.01 - 5.00                2,977,387              4.6                    1.53             521,474                1.84

$5.01 - 15.00                421,908               4.2                 8.63             421,130                8.64
$15.01 - 22.125              668,331               4.5                19.58             668,331               19.58
                           ---------               ---             --------           ---------             -------
$0.00 - 22.125             5,298,818               5.1             $   4.12           1,800,801             $  9.85
                           =========               ===             ========           =========             =======

         Options exercisable were 1,800,801 as of December 29, 2001, 1,394,540 as of December 29, 2000 and 1,088,671 as of January 29, 2000.

         The options outstanding as of December 28, 2001, expire five or ten years after the grant date as follows:

                                                           Number of Options
                       Fiscal Years                           That Expire
                       ------------                           -----------

                           2002                                 241,469
                           2003                                 105,935
                           2004                                  63,579
                           2005                                 732,100
                           2006                               2,510,175
                           2007                                 147,961
                           2008                                 939,837
                           2009                                 522,795
                           2010                                  34,967

         As provided for in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", the Company continues to measure compensation cost for its plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25). Entities electing to remain with the accounting in APB 25 present pro forma disclosures of net income (loss) and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been followed. The following tables and information with respect to SFAS No. 123 includes, for the periods prior to the Merger discussed in Note 2, option activity of both Holdings and Sheldahl. Options outstanding at the date of the Merger of Holdings were converted to options of Sheldahl at the exchange ratio defined as part of the Merger.

         The following weighted average assumptions were used by the Company:

                                   Twelve Month Ended             Eleven Month Period           Twelve Month Period
                                    December 28, 2001           Ended December 29, 2000       Ended January 29, 2000
                                    -----------------           -----------------------       ----------------------
         Risk-free interest rate       4.22 - 4.99%                   5.42 - 6.63%                  5.61 - 6.32%
         Expected lives                 5 - 7 years                        7 years                       7 years
         Expected volatility               56 - 73%                            52%                           52%

         Using the Black-Scholes option pricing model, the total value of stock options granted for the year ended December 28, 2001 was $2,640,000, for the eleven month period ended December 29, 2000, was $50,000, and during the twelve month period ended January 29, 2000 was $521,000 which would be amortized on a pro forma basis over the vesting period of the options (typically ranging from six months to five years). The weighted average fair value of options granted during those periods was $0.73, $0.32 and $1.12 per share, respectively.

         If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net loss per share (basic and diluted) would have been as follows (in thousands, except per share data):

                        Twelve Month Period Ended          Eleven Month Period Ended      Twelve Month Period Ended
                            December 28, 2001                  December 29, 2000              January 29, 2000
                            -----------------                  -----------------              ----------------
                       As Reported       Pro Forma      As Reported      Pro Forma       As Reported       Pro Forma
                       -----------       ---------      -----------      ---------       -----------       ---------
Net loss                 $(81,293)       $(85,361)      $  (4,520)       $ (7,773)       $  (1,123)        $ (5,431)
Loss per share           $  (2.60)       $  (2.73)      $   (0.51)       $  (0.92)       $   (0.13)        $  (0.63)

(10)     Commitments and Contingencies

         Lease Commitments -

         The Company has non-cancelable operating lease commitments for certain manufacturing facilities and equipment, which expire at various dates through 2003. Minimum commitments as of December 28, 2001, under operating leases are approximately $4.2 million in 2002, $3.3 million in 2003, $0.4 million in 2004 and $0.2 million in 2005 and none thereafter. In accordance with the terms of the lease agreements, the Company is required to pay maintenance and property taxes related to the leased property. Operating lease expense was approximately $5.8 million for the year ended December 28, 2001, approximately $2.6 million for the eleven months ended December 29, 2000 and approximately $2.9 million for the twelve months ended January 29, 2000.

         The Company has entered into various capital lease arrangements for the purchase of certain communication and computer equipment and related software and manufacturing equipment totaling approximately $1.4 million. The following is a schedule of future gross minimum capital lease payments (in thousands):

               2002                                                    $ 1,123
               2003                                                        240
               2004                                                        191
                                                                       -------
                  Gross minimum capital lease payments                   1,554
               Less amount representing interest                            75
                                                                       -------

                  Present value of net minimum capital lease payments  $ 1,479
                                                                       =======

         Employment Agreements -

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

         Certain officers who were affiliated with Holdings prior to the Merger have employment agreements which provide severance payments ranging from 12 to 18 months of base pay in the event of a termination of employment by the Company without cause, as defined. One officer's employment agreement provides additional severance benefits if his employment is terminated within one year following a change of control either by the Company without cause or by the officer for good reason. In such event, the officer receives severance pay through the end of the term of the agreement plus twelve months.

         The Company recorded approximately $0.5 million during 2001 related to severance under the various employment agreements with former officers of the Company as a result of the above provisions contained in the employment agreements.

         In addition, the Company entered into an employment agreement with its new Chief Executive Officer in 2001, which provides for a base salary, bonus and the granting of 2,287,000 options of the Company's common stock at an exercise price of $1.41 per share. The options vest over five years and will expire in 2006. The employment agreement also provides for a severance amount equal to one years pay if termination occurs for other than cause.

         Litigation -

         The nature of the Company's operations exposes it to the risk of certain legal and environmental claims in the normal course of business. In addition, as a result of the Merger discussed in Note 2, an investment banking firm has filed suit alleging it is owed an investment banking fee arising from the Merger, seeking $1.75 million plus interest. The Company has filed a response to the claim, denying that the investment banking firm is entitled to any fees arising from the Merger between Sheldahl, Holdings and IFT and asserting various defenses to the investment banking firm's claims. As required under SFAS No. 5, the Company has established reserves for issues that it believes are probable and estimable in amounts management believes are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to management and discussions with legal counsel, it is the opinion of management that the ultimate outcome of the various legal actions and claims that are incidental to the Company's business will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company. However, such matters are subject to many uncertainties, and the outcomes of individual matters are not predictable with assurance.

   (11)  Income Taxes

         The Company accounts for income taxes following the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. From a tax attribute perspective, the Merger discussed in Note 2 is treated as if Holdings was the acquiree; thus, the tax attributes of the Company post Merger are those of the continuing legal entity, Sheldahl, as if Sheldahl had acquired Holdings.

         Significant components of the provision (benefit) for income taxes for the year ended December 28, 2001, the eleven month period ended December 29, 2000, and the twelve month period ended and January 29, 2000, are as follows (in thousands):

                                December 28,   December 29,   January 29,
                                   2001            2000           2001
                                ------------   ------------   -----------
         Current:
           Federal              $          -   $          -   $        50
           State                        (311)          (242)         (555)
         Deferred                          -             45           (45)
                                ------------   ------------   -----------
                                $       (311)  $       (197)  $      (550)
                                ============   ============   ===========

         A reconciliation of the provision (benefit) for income taxes at the statutory rate to the reported income tax provision (benefit) for the respective following periods is as follows (in thousands):

                                                 December 28,       December 29,     January 29,
                                                     2001              2000             2000
                                                 ------------      -------------     -----------
           Federal provision at statutory rate        (34)%            (34)%              (34)%
           Change in valuation allowance               26               40                 52
           Intangible asset basis difference            8                -                  -
           New York State refundable credits            -               (5)               (45)
           Federal AMT                                  -                -                  -
           State taxes, net of federal benefit          -               (6)                (6)
           Other                                        -                1                  -
                                                  ------------      -------------     -----------
                                                        - %             (4)%              (33)%
                                                  ============      =============     ===========

         A summary of deferred income taxes is as follows (in thousands)

                                                                  December 28,      December 29,
                                                                      2001             2000
                                                                  ------------      ------------
         Deferred tax assets:
              Net operating loss carryforwards                    $     46,555      $     30,573
              Depreciation and property basis differences                5,801                 -
              Inventory reserves                                         3,220             1,956
              Accrued compensation related costs                           955             1,462
              Post-retirement benefit obligations                        1,211             1,246
              Revenue recognition                                            -               771
              Allowance for doubtful accounts                              416               602
              New York state investment credits                            707               404
              Intangibles                                                  398               356
              Facility closure and consolidation costs                     285               285
              Income tax credit carry forward                              805               805
              Other                                                      1,028               172
                                                                  ------------      ------------
              Deferred tax assets                                       61,381            38,632
                                                                  ------------      ------------
         Deferred tax liabilities:
              Depreciation and property basis differences                    -              (817)
              State refund credit                                         (212)              (99)
                                                                  ------------      ------------
              Deferred tax liabilities                                    (212)             (916)
                                                                  ------------      ------------
         Valuation allowance                                           (61,169)          (37,716)
                                                                  ------------      ------------
              Net deferred income taxes                           $          -      $          -
                                                                  ============      ============

         As of December 28, 2001, the Company has federal net operating loss carryforwards of approximately $128 million and federal income tax credit carryforwards of approximately $805,000 that expire through 2021. Future use of these tax benefits are dependent upon profitability of the Company. The future use of federal tax benefits are subject to limitation under Internal Revenue Code Section 382 due to a change in control as defined thereunder having occurred.

         The Company has not used any of these state income tax credits to offset income tax liabilities. Approximately $851,000 of the New York state investment tax credits will be carried forward to future tax years and will expire, if unused, in the year 2010. The Company realized New York state refundable wage credits and refundable income taxes of approximately $311,000 for the year ended December 28, 2001, approximately $242,000 for the period ended December 29, 2000 and approximately $555,000 for the period ended January 29, 2000, representing the balance of New York state investment tax credits that will be refunded to the Company. The refundable amounts result from certain incentives on investments in capital assets and employment granted by the state of New York in the initial four years of a new entity's operations, and are included in other current assets in the accompanying consolidated balance sheets.

         Under SFAS No. 109, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has established a full valuation allowance for its net deferred tax assets at December 28, 2001, due to the uncertainty related to their ultimate realization. The Company arrived at such a decision considering several factors, including but not limited to, historical cumulative losses incurred by the Company and anticipated continued operating losses. The Company will continue to evaluate the need for the valuation allowance, and at such time it is determined that it is more likely than not that such deferred tax assets will be realized, the valuation allowance, or a portion thereof, will be reversed.

  (12)   Pension and Post-retirement Benefits

         Defined Benefit Plan -

         The Company sponsors a defined benefit pension plan covering substantially all hourly employees of the Company's Northfield, Minnesota facility (the Northfield Plan). Pension costs are funded in compliance with the Employee Retirement Income Security Act of 1974. As a result of the accounting treatment of the Merger discussed in Note 2, the Northfield Plan had no impact on operations for the period ended December 29, 2000 as Holdings was not the sponsor of the Northfield Plan.

         Post-retirement Benefits -

         The Company recognizes expense for the expected cost of providing post retirement benefits other than pensions to its employees. The expected cost of providing these benefits is charged to expense during the years that the employees render service. The Company's plan, which is unfunded, provides medical and life insurance benefits for select employees. These employees, who retire after age 40 with 20 years or more service, have access to the same medical plan as active employees. As a result of the accounting treatment of the Merger discussed in Note 2, the cost of the benefits provided hereunder had no impact on operations for the period ended December 29, 2000, as Holdings was not the sponsor of these benefits.

         The change in benefit obligation, plan assets and funded status consisted of the following (in thousands):

                                                                                           Post-retirement Benefits
                                                                Pension Plan                 Other Than Pensions
                                                                ------------                 -------------------
                                                        December 28,     December 29,    December 28,      December 29,
                                                            2001             2000            2001             2000
                                                            ----             ----            ----             ----
Change in Benefit Obligation:
   Benefit obligation at beginning of year              $  7,141,664     $          -    $    892,473      $         -
   Service cost                                              216,022                -           5,812                -
   Interest cost                                             528,740                -          45,997                -
   Plan's participants contributions                               -                -          39,804                -
   Actuarial (gain) / loss                                   591,834                -         (18,020)               -
   Merger                                                          -        7,141,664               -          892,473
   Benefits paid                                            (240,751)               -               -                -
                                                        ------------     ------------    ------------      -----------
          Benefit obligation at end of year             $  8,237,509     $  7,141,664    $    918,378      $   892,473
                                                        ============     ============    ============      ===========

Change in Plan Assets:
   Fair value of plan assets at beginning of year       $  8,005,575     $          -    $          -      $         -
   Actual return on plan assets                             (153,213)               -               -                -
   Employer contributions                                          -                -          47,668                -
   Merger                                                          -        8,005,575               -                -
   Plan's participants contributions                               -                -               -                -
   Benefits paid                                            (240,751)               -         (47,688)               -
                                                        ------------     ------------    ------------      -----------
          Fair value of plan assets at end of year      $  7,611,611     $  8,005,575    $          -      $         -
                                                        ============     ============    ============      ===========

Change in Funded Status:
   Funded status                                        $  (625,898)     $    863,911    $          -      $  (824,761)
   Unrecognized actuarial (gain) / loss                  (1,087,467)       (2,648,242)       (246,938)        (156,040)
   Unrecognized prior service cost                        1,153,235         1,249,764               -                -
   Employer contribution after measurement date                   -                 -               -           88,328
   Unrecognized net transition obligation (asset)             6,682            16,711               -                -
                                                        -----------      ------------    ------------      -----------
          Prepaid (accrued) benefit cost                $   553,448      $   (517,856)   $   (918,378)     $  (892,473)
                                                        ===========      ============    ============      ===========

         The following weighted-average assumptions were used to account for the plans:

                                                                           Post-retirement Benefits
                                                Pension Plan                  Other Than Pensions
                                                ------------                  -------------------
                                        December 28,     December 29,    December 28,      December 29,
                                            2001             2000            2001              2000
                                            ----             ----            ----              ----
Discounted rate                             7.0%              8.0%        7.0%-8.0%            8.0%
Expected return on plan assets              8.5%              8.5%           6.0%              N/A
Rate of compensation increase                N/A               N/A           6.0%              N/A

         The components of net periodic benefit cost are as follows:

                                                                                           Post-retirement Benefits
                                                                Pension Plan                  Other Than Pensions
                                                                ------------                  -------------------
                                                        December 28,     December 29,    December 28,      December 29,
                                                            2001             2000            2001              2000
                                                            ----             ----            ----              ----
Service cost                                            $    216,022     $          -    $      5,812      $          -
Interest cost                                                528,740                -          45,997                 -
Expected return on plan assets                              (670,055)               -               -                 -
Amortization of prior service cost                            96,529                -               -                 -
Recognized actuarial (gain) / loss                          (135,644)               -         (18,020)                -
                                                        -------------    ------------    ------------      ------------
         Net periodic benefit cost                      $     35,592     $          -    $     33,789      $          -
                                                        ============     ============    ============      ============

         For measurement purposes, an 8.5% annual rate of increase in the per capita cost of covered health care benefits was assumed at December 28, 2001. The rate was assumed to decrease gradually to 5.50% for fiscal 2007 and remain at that level thereafter.

         Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement medical benefit plan. A one percentage-point change in assumed health care cost trend rates would not have had a material impact on total service cost, interest cost or the post retirement benefit obligation.

         Supplemental Executive Retirement Plan -

         The Supplemental Executive Retirement Plan (the Plan) provides that benefits may be paid to or in respect of certain senior executive employees of the Company as selected by the Company's Board of Directors. Benefits under the Plan represent 50% of the employee's final average compensation annually for the life of the senior executive and their spouse. Final average compensation is defined as annual cash compensation (and excluding all non-cash compensation such as income recognized as a result of the exercise of the exercise of stock options or the sale of stock so acquired) paid to the executive by the Company for the five calendar years preceding the calendar year which includes the executive's termination date. Approximately $116,000 was charged to expense during the year ended December 28, 2001. The Company has accrued approximately $1,103,000 and $1,132,000 under the Plan as of December 28, 2001 and December 29, 2000 were respectively.

         Defined Contribution Plans -

         The Company sponsors a defined contribution plan (the Plan) covering employees who meet certain age and service requirements and who are not participants in the Northfield Plan. The Company matches 100% of the first 2% of participants' voluntary contributions to the Plan, subject to certain limitations. Subject to the Company's profitability, additional matching contributions may be made by the Company of up to 4% of each participants compensation. The Company leases employees from ADP Totalsource at its Endicott, New York facility, and contributes 50% of the first 8% of these individuals voluntary contributions to ADP Totalsource Retirement Savings Plan. Employer contributions totaled approximately $1,687,000, $168,000 and $143,000 for the year ended December 28, 2001, the eleven month period ended December 29, 2000 and the twelve month period ended January 29, 2000, respectively.

   (13)  Segment Information

         The Company's revenue producing business segments are identified as the materials and flexible interconnect business (MFI) and the international flex technology business (IFT). The Management Team, a group of operating executives, is responsible for defining the strategies and directions for the businesses. The MFI segment consists of flexible advanced laminates, high performance tapes and derivative products, principally flexible interconnect circuits and assemblies. These products are targeted across all markets served by the Company with the automotive market generating a majority of December 28, 2001, sales for this segment. The Company's Novaclad(R), Novaflex(R) HD and VHD products are marketed and sold by this business. The IFT business segment provides flexible circuits for use in high end tape ball grid array, wire bond, flip chip and interconnect applications. These products are principally targeted to the data communications market.

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

         The Company's manufacturing and assembly sites with their related assets are used to manufacture specific product offerings of the Company regardless of business segment. For instance, the Longmont, Colorado, facility today contributes to the manufacture of all Novaclad(R)-based products. The Company allocates its shared production assets based on approximate percentage of asset utilization with unused capacity being assigned to the segment originating the investment. Principally all of the Company's long-term assets are located in and all of the Company's sales revenue is generated from North America.

         As a result of the Merger discussed in Note 2, all of the sales, operating profit, depreciation and amortization and capital expenditures reflected in the accompanying consolidated financial statements are those of the IFT business segment.

         The following is a summary of certain financial information relating to the two segments (in thousands):

                                                     Twelve Month           Eleven Month           Twelve Month
                                                     Period Ended           Period Ended           Period Ended
                                                     December 28,            December 29,            January 29,
                                                         2001                    2000                   2000
                                                     ------------           ------------           -------------
         Total sales by segment:
               MFI                                   $    83,474             $         -            $        -
               IFT                                        25,020                  20,417                24,081
                                                     -----------             -----------            ----------
               Total Company sales                   $   108,494             $    20,417            $   24,081
                                                     ===========             ===========            ==========

         Operating profit (loss) by segment:

               MFI:
               ----
               Before corporate administration       $    (3,429)            $         -            $        -
               Corporate administration                    8,724                       -                     -
               Asset impairment                           20,005                       -                     -
               Interest expense                            4,376                       -                     -
                                                     -----------             -----------            ----------
               Total                                 $   (36,534)            $         -            $        -
                                                     ===========             ===========            ==========

               IFT:
               ----
               Before corporate administration       $   (17,216)            $      (141)           $    4,166
               Corporate administration                    4,198                   3,373                 4,879
               Asset impairment                           19,030                       -                     -
               Interest expense                            1,280                   1,203                   960
                                                     -----------             -----------            ----------
               Total                                 $   (41,724)            $    (4,717)           $   (1,673)
                                                     -----------             -----------            ----------

               Total segments operating losses       $   (78,258)            $    (4,717)           $   (1,673)
                                                     ===========             ===========            ==========

         The following is a summary of plant and equipment by segment for the twelve-month and eleven-month period ended:

                                             December 28,       December 29,
                                                 2001              2000
                                             ----------         ----------

         MFI                                 $   16,331         $    32,617
         IFT                                      9,583              39,304
                                             ----------         -----------
         Total plant and equipment           $   25,914         $    71,921
                                             ==========         ===========

         Sales by product line for the twelve-month, eleven-month and twelve-month periods ended, respectively, are as follows (in thousands):

                                                        December 28,          December 29,            January 29,
                                                            2001                  2000                   2000
                                                        ----------            ----------             ----------
         MFI Division
              Novaflex(R) VHD                           $     1,086           $         -            $         -
              Novaflex(R) HD                                 18,693                     -                      -
              Flexbase(R) Flexible Interconnects             42,540                     -                      -
              Laminate Materials                             21,155                     -                      -
         IFT Division
              TBGA and ViaThin(R)                            22,009                16,792                 18,091
              Flexible circuits                               1,617                 1,484                  1,514
              DendriPlate(R)                                  1,394                 2,141                  4,476
                                                        -----------            ----------            -----------
         Total                                          $   108,494            $   20,417            $    24,081
                                                        ===========            ==========            ===========

  (14)   Quarterly Results of Operations (Unaudited)

         The consolidated results of operations for the four quarters of 2001 and 2000 are as follows (in thousands, except per share data):

                                                                   Twelve Months Ended December 28, 2001
                                                                   -------------------------------------
                                                        First            Second           Third            Fourth(1)
                                                     ----------        ----------       ----------        ----------
         Net sales                                   $  28,395         $  30,103        $  25,650         $  24,346
         Gross profit (loss)                            (4,301)           (1,072)          (2,759)              854
         Operating loss                                (12,255)           (8,957)         (11,764)          (45,282)

         Loss applicable to common shareholders        (13,096)           (9,797)         (12,603)          (45,797)

         Loss per common share - basic and diluted   $   (0.43)        $   (0.32)       $   (0.40)        $   (1.43)
         Weighted average common shares
           outstanding - basic and diluted              30,715            30,769           31,576            32,058

                                                                  Eleven Months Ended December 29, 2000
                                                                  -------------------------------------
                                                        First            Second            Third           Fourth(2)
                                                     ----------        ----------       ----------        -----------
         Net sales                                   $   5,872         $   6,352        $   5,304         $   2,889
         Gross profit (loss)                             1,694             1,652            1,346              (608)
         Operating loss                                   (463)             (334)            (645)           (2,072)

         Loss applicable to common shareholders           (808)             (478)            (671)           (2,563)

         Loss per common share - basic and diluted   $   (0.09)        $   (0.05)       $   (0.08)        $   (0.29)
         Weighted average common shares
           outstanding - basic and diluted               8,737             8,737            8,737             8,980

         (1) Fourth quarter of 2001 includes an asset impairment charge of approximately $39.0 million see (Note 5).
         (2) Fourth quarter of 2000 consists of two months, as the Company changed its year-end (see Note 2).

  (15)   Subsequent event - Facility Closure and Restructuring (Unaudited)

         On February 15, 2002, the Company announced and gave notice to affected employees that its wholly owned subsidiary, International Flex Technologies (IFT), will close its Endicott, New York facility in May 2002. The Company's Endicott facility, which employs 115 individuals, manufactures fine-line, flexible circuits for use in the computer, data communications and medical markets and is the primary location where the IFT products have been made. The Company made this decision after experiencing diminished demand for the specialized products manufactured in Endicott, is not anticipating demand levels to return and with few exceptions, the Company expects to cease manufacture of these IFT products. As a result of these conditions and as part of the Company's ongoing efforts to reduce costs, the action was taken to permanently close the Endicott facility. The Company expects to begin using its Longmont, Colorado facility for the manufacture of products sold in its MFI segment and will continue to manufacture a few products formerly made in the Endicott facility.

         In connection with the closure, the Company is expected to incur severance costs of approximately $0.8 million in addition to other closing costs. The Company plans to sell the equipment at the Endicott facility, obtaining the highest price possible. The Company can not guarantee that it will be able to find a buyer in a reasonable time frame nor can it guarantee that it will be able to achieve the liquidation value which is the basis of the equipment at Endicott included in the accompanying December 28, 2001 balance sheet. In addition, the Company leases its Endicott facility from IBM under a non-cancelable operating lease through February 2004. Lease expense under this agreement is approximately $2.8 million per year. The Company also has a Note Payable to IBM for certain intellectual property rights, which have allowed the Company to manufacture product at the Endicott facility. The Company, which is in arrears in payments to IBM on both its rent and its Note Payable (see Note 6), is currently in negotiations to resolve these matters. The Company will record a charge for severance, facility and other matters in the first quarter of 2002 related to the closure of its Endicott facility. A gain or loss, if any, on restructuring the agreements with IBM will be recorded upon finalization of such agreement in accordance with SFAS No. 5.

         On March 22, 2002, the Company's subsidiary, International Flex Technologies, Inc., received notice of default from International Business Machines with respect to a Lease dated January 25, 1999 for IFT's Endicott, New York facility. The Company is in negotiations with IBM with respect to the closure of this facility and the outstanding lease payments.

                        Sheldahl, Inc. and Subsidiaries
                Schedule II: Valuation and Qualifying Accounts

Allowance for Doubtful Accounts:
-------------------------------

The transactions in the allowance for doubtful accounts were as follows:

                                                     Twelve Month            Eleven Month           Twelve Month
                                                     Period Ended            Period Ended           Period Ended
                                                     December 28,            December 29,           January 29,
                                                         2001                    2000                   2000
                                                     ------------            ------------           ------------
Balance, beginning of period                         $      1,623            $        155           $          -
Write-offs                                                   (530)                    (18)                     -
Provision                                                     484                      13                    155
Acquired in Merger                                           (459)                  1,473                      -
                                                     ------------            ------------           ------------

Balance, end of period                               $      1,118            $      1,623           $        155
                                                     ============            ============           ============

Facility Consolidation Reserves:
-------------------------------

The transactions in the facility consolidation reserve accounts were as follows:

                                                   Twelve Month    Eleven Month
                                                   Period Ended    Period Ended
                                                   December 28,    December 29,
                                                       2001            2000
                                                   ------------    ------------

Balance, beginning of period                       $      1,855    $          -
Reserves established in connection with Merger              683           1,855
Utilization                                              (1,548)              -
                                                   ------------    ------------
Balance, end of period                             $        990    $      1,855
                                                   ============    ============