Form 10-K/A
period 2001-12-28
SHELDAHL INC
filed 2002-05-03
CIK 89615

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

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of shares held by non-affiliates was approximately $4,102,000 on April 23, 2002, when the last sales price of the Registrant's Common Stock, as reported in the Nasdaq National Market System, was $0.34. As of April 23, 2002, the Company had outstanding 33,040,088 shares of Common Stock.

Documents Incorporated by Reference:  None.

         Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2001 is hereby amended to read as follows:

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

         The names of the directors, their principal occupations and other information is set forth below, based upon information furnished to the Company by the directors.


           Name and Age                             Principal Occupation                          Director
           ------------                             --------------------                          --------
                                                  And Other Directorships                          Since
                                                  -----------------------                          -----
John D. Lutsi (61)                  General Partner of Morgenthaler Venture Partners V,             2000
                                    L.P. (venture capital firm);  Director of APSCO
                                    International, Cambridge International, Warrick
                                    Industries and American Management Partners.

Stuart A. Auerbach (44)             Currently General Partner of Ampersand Ventures                 2000
                                    where he has been employed since 1991, Managing
                                    Member of AMP-IV management Company Limited
                                    Liability Company (venture capital firm); interim
                                    Chief Financial Officer of AdFlex Solutions (a flex
                                    circuit producer) in 1993, and from 1988 to 1991,
                                    consultant at Bain Company (a management consulting
                                    company). Currently a director of Tomah Holdings,
                                    Inc. and several other private companies.

Donald R. Friedman (55)             [Retired;] President and Chief Executive Officer of             2000
                                    the Company from January 1, 2001 to September 4,
                                    2001; since 1999, President of International Flex
                                    Technologies, a subsidiary of the Company, since
                                    December 28, 2000 (fine-line flex circuit
                                    producer); prior to 1999, Vice President-Marketing
                                    and Strategy, IBM.

William B. Miller (70)              Partner, Miller & Company, Ayr, Scotland (business              1991
                                    consulting); prior to 1991, Managing Director and
                                    Chairman, Prestwick Holdings plc, Ayr, Scotland
                                    (electronic component manufacturer); Director of
                                    Magnum Power plc and Stathclyde University
                                    Incubator Ltd.

Raymond C. Wieser (64)              Retired; prior to 2001, Corporate Vice President of             1998
                                    Molex Incorporated (connector manufacturer).


Benoit Pouliquen                    President and Chief Executive Officer of the                    2001
                                    Company since September 4, 2001; prior to joining
                                    the Company served as executive officer of BMC
                                    Industries, Inc. for a period of approximately 2
                                    years. Prior to that he served in a variety of
                                    senior management positions at Johnson Matthey PLC
                                    for a period of more than 5 years.

         For information as to how directors of the Registrant are selected, see "Certain Relationships and Related Transactions - Governance Agreement, Voting Agreement" at pages 9 and 10.

         For information regarding executive officers, see "Executive Officers of the Registrant" at page 11 of Sheldahl's Annual Report on 10-K filed on April 10, 2002.

Director Compensation

      Directors who are not employees and are not affiliated with a major shareholder ("Non-affiliate Directors") receive an annual retainer of $18,000, 50% paid in cash and 50% paid in restricted stock valued at the fair market value of shares on the date of issuance, and a fee of $800 for each day of meetings of the Board of Directors or any committee. Messrs. Lutsi, Auerbach and Wieser do not receive the annual retainer nor meeting fee. See "Certain Relationships and Related Transactions." During fiscal 2001, since resigning as a executive officer of the Company, Mr. Friedman qualified as a Non-affiliate Director. Pursuant to the terms of the Company's 1994 Stock Option Plan, each Non-affiliate Director automatically receives options to purchase 25,000 shares at such time as they are first elected as a director by the shareholders. Non-affiliate Directors are also automatically granted options to purchase 4,000 shares at such time as such Non-affiliate Director is reelected as a director of the Company. These options are granted at the fair market value on the date of grant.

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

      To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended

December 28, 2001, all Section 16(a) filing requirements applicable to its insiders were complied with in a timely manner.

Item 11. Executive Compensation
-------------------------------

         The following table shows sets forth certain information concerning cash and other compensation for services rendered to the Company in all capacities during the periods set forth below by (i) Benoit Pouliquen, the Company's Chief Executive Officer, (ii) each of the four other most highly compensated executive officers of the Company in office at the end of fiscal year 2001, whose salary and bonus exceeded $100,000 and (iii) one former executive officer who served as Chief Executive Officer during a portion of fiscal 2001 but who was not serving as an executive officer of the Company at the end of fiscal 2001 (together with Mr. Pouliquen, the "Named Executive Officers"):

                          Summary Compensation Table(1)
                          -----------------------------

                                                                                         Long Term
                                                                                        Compensation
                                                                                        ------------
                                                       Annual Compensation                 Awards
                                              --------------------------------------      ---------
                                                                             Other
                                                                             Annual       Securities      All Other
Name and                                                                    Compensa-     Underlying      Compensa-
Principal Position            Year (2)        Salary ($)     Bonus ($)       tion($)        Options       tion($)(3)
------------------            --------        ----------     ---------       -------        -------       ----------
Benoit Pouliquen                2001             98,813             0             0              0                 0
President and Chief Executive
Officer

Peter Duff                      2001            152,585             0             0              0            14,042
Vice President-                 TP00            142,011        18,750             0              0             4,744
Finance

Gregory D. Closser (4)          2001            141,399             0             0              0        15,993 (5)
Vice President-Flexible         STP00            49,303             0             0              0             1,504
Interconnect                    2000            150,000             0             0              0             3,002
                                1999            137,345             0             0              0             2,581

Donald R. Friedman  (6)         2001            353,632             0             0              0         10,500(5)
President and Chief Executive   TP00             31,769        32,500             0              0            13,335
Officer                         1999             94,432             0             0              0            1,6460

Sidney J. Roberts               2001            128,555             0             0              0            15,705
Vice President-Materials        STP00            49,519             0             0              0             4,102
Business Unit                   2000            142,738             0             0              0            13,147
                                1999            133,317           250             0              0            12,572

William E. Offenberg            2001            226,608        75,000            00              0            18,231
President-Materials and Flex    STP00                 0             0                            0                 0
Interconnect Business Units

------------------------

TP00 denotes transition period of January 30, 2000 (the beginning of Holdings' fiscal year) through December 29, 2000.
STP00 denotes transition period of September 2, 2000 (the beginning of Sheldahl's fiscal year) to December 29, 2000.

(1) See "Certain Relationships and Related Transactions - Transactions' Effect on Financial Statements and - Fiscal Year."
(2) Unless otherwise indicated, all reporting periods relate to Sheldahl's fiscal years ended December 28, 2001, September 1, 2000 and August 27, 1999, respectively.
(3) Unless otherwise indicated, these amounts represent the Company's basic and matching contributions to the Company's 401(k) plan on behalf of such employees.
(4)      Mr. Closser resigned effective March 15, 2002.
(5) $315,000 and 314,000 was accrued by the Company as of December 28, 2001 for severance compensation and benefits under severance agreements with Mssrs. Friedman and Closser, repsectively. During the fiscal year ended December 28, 2001, $75,000 was paid to Mr. Friedman.
(6) Mr. Friedman served as the President and Chief Executive Officer of Sheldahl until September 4, 2001 when he resigned.

Stock Options

         During fiscal 2001 the Company issued 2,287,000 options to purchase common stock to Mr. Pouliquen exercisable at $1.41 per share of which 457,400 vested September 4, 2001 and an additional 457,400 vest on September 4 in each of next four years, through September 4, 2004. A portion of these options, 787,000, are subject to shareholder approval of certain amendments to the Company's 1994 Stock Option Plan which approval has not yet been obtained. In addition Mssrs. Offenberg and Roberts received grants of 600,000 and 60,000 options to purchase common stock exercisable at $1.52 and $0.525, respectively. Mr. Offenberg's options vest ratably over four years. Mr. Roberts' options vest on October 29, 2003. There were no other grants of stock options under the Company's stock option plans to the Named Executive Officers during the fiscal year.

Option Exercises and Holdings

         The following table sets forth information with respect to the Named Executive Officers, concerning the exercise of options during the last fiscal year and unexercised options held as of the end of fiscal year 2000.

     Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
     ----------------------------------------------------------------------

                                                       Number of Securities         Value of Unexercised
                                                            Underlying             In-the-Money Options at
                                                      Unexercised Options at           Fiscal Year-End
                                                          Fiscal Year-End
                                                    -------------------------- --------------------------------
                           Shares
                        Acquired on      Value
Name                      Exercise     Realized(1)  Exercisable  Unexercisable Exercisable(2)  Unexercisable(2)
----                      --------     -----------  -----------  ------------- --------------  ----------------
Benoit Pouliquen             0             $0          457,4000     1,042,600              $0               $0
Peter Duff                   0             $0           116,995        55,000         $22,650               $0
Gregory D. Closser           0             $0            70,214             0              $0               $0
Donald R. Friedman           0             $0                 0             0              $0               $0
Sidney J. Roberts            0             $0                               0              $0               $0
William E. Offenberg         0             $0           250,000       350,000              $0               $0

-----------------------
(1) Market value on the date of exercise of shares covered by options exercised, less option exercise price.
(2) Based on a per share price of $0.45 which is the average of the high and low prices for the Company's Common Stock on December 28, 2001. Value is calculated on the difference between the option exercise price and $0.45 multiplied by the number of shares of Common Stock underlying the options, but before taxes associated with exercise.

Employment and Other Agreements

      The Company has employment agreements with certain officers not affiliated with Holdings prior to the Merger which, as a result of the Merger discussed in "Certain Relationships and Related Transactions," require severance benefits equal to 1.5 times the individual's average annual compensation over the preceding five (5) years plus certain fringe benefits, or a greater amount, if any, payable under the Company's severance pay plan, which provides generally for payment based on length of service of up to two times an employee's base pay in effect on the date of termination if an employee is terminated at the Company's initiative and such employee is in good standing at the time of such termination. Benefits under the employment agreements are available upon termination of employment if the officers continues employment with the Company for at least one year from the date of the Merger or if certain other events occur resulting in a termination of employment within three (3) years of the date of the Merger.

      Pursuant to a Letter Agreement with Mr. Pouliquen, in the event his employment is terminated without cause, he will receive 52 weeks of pay at his base salary and the Company will pay the employer's share of the cost of healthcare insurance and long term disability insurance for a 52-week period.

      Certain officers which were affiliated with Holdings prior to the Merger have employment agreements which provide severance payments ranging from twelve to eighteen months of an employee's base pay in the event of a termination of employment by the Company without cause of by the employee for good reason, as defined. Mr. Duff's severance agreement provides pay in the amount of $153,000 ratably over a one year period ending in 2003. Mr. Friedman's severance agreement provides pay in the amount of $390,000 ratably over a period from September 2001 through December 31, 2002. Mr. Closser's severance agreement provides pay in the amount of $314,000 ratably over a two year period ending March 15, 2004.

      The Company and Mr. Donaghy, a former Company director and executive, entered into a supplementary executive retirement plan agreement during fiscal year 1997 which provides Mr. Donaghy upon his retirement or other termination of his employment with an annual retirement pension benefit equal to $137,500, less an amount equal to the sum of (i) the aggregate of twelve (12) monthly payments received by Mr. Donaghy and/or his spouse under his pension or deferred compensation plans established by Mr. Donaghy's former employer; and (ii) an amount which equals an annual joint and survivor annuity which could be purchased with the principal in Mr. Donaghy's retirement accounts at the date of retirement provided from all retirement contributions by the Company. Based on the above formula, the Company expects its obligations under the agreement to be approximately $50,000 per annum increasing to approximately $80,000 per annum in the event Mr. Donaghy predeceases his spouse. All benefits are payable for Mr. Donaghy's life and, after his death, if he is survived by his spouse, his spouse shall continue to receive such benefits for the duration of her life. The agreement also restricts Mr. Donaghy from competitive employment and disclosure of trade secrets and confidential information.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

         The following table includes information as of April 23, 2002 concerning the beneficial ownership of Common Stock of the Company by (i) the only shareholders known to the Company to hold more than five percent of the Common Stock of the Company, (ii) each of the directors of the Company, (iii) each executive officer named in Item 10, and (iv) all current executive officers and directors of the Company as a group. Unless otherwise indicated, all beneficial owners have sole voting and investment power over the shares held.


Name and Address of Beneficial Owner                    Amount                     Percent
                                                                                  of Class

Morgenthaler Venture Partners V, L.P.                 21,916,258  (1) (2)           52.8%
Terminal Tower
50 Public Square, Suite 2700
Cleveland, OH  44113

Ampersand Ventures                                     6,301,022  (1) (3)           17.4%
55 William Street, Suite 240
Wellesley, MA  02481

Molex Incorporated                                     4,727,449  (4) (5)           13.1%
2222 Wellington Court
Lisle, IL  60532

Sound Beach Technology Partners, LLC                   2,679,405  (1)               8.1%
4 Vista Avenue
Old Greenwich, CT  06870

John D. Lutsi (6) (7)                                 21,916,258  (8)               52.8%
Stuart A. Auerbach (7) (9)                             6,301,022  (10)              17.4%
Donald R. Friedman (7) (11)                            2,679,405  (12)              8.1%
William B. Miller (7)                                    109,236  (13) (14)           *
Raymond C. Wieser (7)                                     19,666  (13) (16)           *
Benoit Pouliquen (16)                                    457,400  (13)              1.4%
Gregory D. Closser (17)                                   73,463  (13)                *
Peter Duff (16)                                          116,995  (13)                *
Sidney J. Roberts (16)                                    46,350  (13)                *
William E. Offenberg (17)                                250,000  (13)                *
All Current Executive Officers and Directors          36,447,244                    75.1%
  as a Group (9 persons)

---------------------------
* Less than one percent.

(1) Based on a Schedule 13D filed with the Securities and Exchange Commission, Ampersand IV Limited Partnership and Ampersand IV Companion Fund Limited Partnership (the "Ampersand Funds") and AMP-IV Management Company Limited Liability Company ("AMP-IV" and together with the Ampersand Funds, "Ampersand Ventures"), Morgenthaler Venture Partners V, L.P. and Sound Beach Technology Partners, LLC (the "Investors") have shared voting and dispositive power with respect to a total of 27,181,268 shares, representing an aggregate of 68.9% of the Common Stock of the Company. The Investors entered into a Voting Agreement with respect to their respective shares whereby they agreed to vote for each others Board nominees under certain circumstances. Amounts shown in this table for each of the Investors exclude the amounts held by each of the other Investors and as to which the Investors disclaim beneficial ownership. Pursuant to a Governance Agreement, dated December 28, 2000, among the Company and the Investors, the Investors have agreed, until December 28, 2003, that they may not own more shares of the Company's securities than they currently hold and that they and their Affiliates are restricted from taking certain actions, as more fully described in "Certain Relationships and Related Transactions" below.
(2) Morgenthaler Ventures' holdings include 5,651,428 shares which may be issued upon the conversion of the Company's Series G Convertible Preferred Stock, and 2,820,319 shares which may be issued upon the exercise of Subdebt Warrants.
(3) The Ampersand Ventures' holdings include 2,422,143 shares of Common Stock which may be issued upon the conversion of the Company's Series G Convertible Preferred Stock, and 713,102 shares of Common Stock which may be issued upon the exercise of Subdebt Warrants.
(4) Based upon information filed with the Securities and Exchange Commission on Schedule 13D.
(5) Molex Incorporated's holdings include 1,960,785 shares which may be issued upon the conversion of the Company's Series D Convertible Preferred Stock, 238,096 shares which may be issued upon the conversion of the Company's Series F Convertible Preferred Stock, 43,005 shares which may be issued upon the exercise of the Series F Warrants, and 887,931 shares which may be issued upon the exercise of Subdebt Warrants.
(6)      Mr. Lutsi is a General Partner of Morgenthaler Venture Partners V, L.P.
(7)      Serves as a director of the Company.
(8) Mr. Lutsi disclaims beneficial ownership of all shares except to the extent of his pecuniary interest in shares directly owned by Morgenthaler Venture Partners V, L.P.
(9)      Mr. Auerbach is a managing member of AMP-IV.
(10) Mr. Auerbach disclaims beneficial ownership of all shares except to the extent of his pecuniary interest in shares directly owned by the Ampersand Funds.
(11) Mr. Friedman is the Chief Executive Officer and significant shareholder of Sound Beach Technology Partners, LLC.
(12) Mr. Friedman disclaims beneficial ownership of all shares except to the extent of his pecuniary interest in shares directly owned by Sound Beach Technology Partners, LLC.
(13) Includes shares which may be purchased within sixty days from the date hereof upon exercise of outstanding stock options in the amount of 22,000 shares for Mr. Miller; 16,666 shares for Mr. Wieser; 70,214 shares for Mr. Closser; 116,995 shares for Mr. Duff; 46,294 for Mr. Roberts; 250,000 for Mr. Offenberg; 457,400 for Mr. Pouliquen and 979,569 shares for all current executive officers and directors as a group.
(14) Mr. Miller's holdings include 5,000 shares which may be issued upon the exercise of Series E Warrants, and 81,622 shares held in a custodial account with RBSTB Nominees Limited.
(15) Mr. Wieser is a retired officer of Molex Incorporated and disclaims beneficial ownership of any shares held by Molex Incorporated.
(16)     Serves as an executive officer of the Company.
(17) Served as an executive officer of the Company until March 15, 2002 and March 31, 2002, respectively for Mssrs. Closser and Offenberg .


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

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

Post Transactions Ownership

         The beneficial ownership of the Investors, calculated in conformance with Rule 13d-1 of the Securities Exchange Act of 1934, as amended, is thoroughly described on page 8 under "Security Ownership of Certain Beneficial Owners and Management."

Molex Transactions

         Molex Incorporated ("Molex") is a customer of the Company with purchases in the eleven month period ending December 28, 2001 of approximately $5,343,000, representing 4.9% of the Company's gross revenues. On July 28, 1998, Sheldahl and Molex formed a joint venture called Origin Modular Interconnects (f/k/a Modular Interconnect Systems, L.L.C.) to design, market and assemble modular interconnect systems to replace wiring harnesses in primarily the automotive market. On June 6, 2001, that joint venture was dissolved. Under the terms of the Termination Agreement, the Company and Molex each agreed that all patents, copyrights, trademarks, trade secrets and other intellectual property rights owned by Origin Modular Interconnects as of the date of dissolution will be jointly owned by both the parties.

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

October Financing

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

August Financing

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

May Financing

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

Transactions' Effect on Financial Statements

         In the Merger, as described above, Sheldahl acquired all of the outstanding securities of Holdings resulting in Holdings becoming a wholly owned operating subsidiary of Sheldahl. Although Sheldahl is the legal survivor in the Merger and remains the registrant with Securities and Exchange Commission ("SEC"), under United States generally accepted accounting principles, as a result of the number of shares issued and sold in the Transactions, the Merger will be accounted for as a reverse acquisition, whereby Holdings is considered the `acquirer' of Sheldahl for financial reporting purposes. Among other matters, this will require Sheldahl to present in all financial statements and other public informational filings, post completion of the Transactions, prior historical financial and other information of Holdings, and require a retroactive restatement of Holdings historical shareholders' investment for the equivalent number of shares of common stock received in the Merger.

Fiscal Year

         On January 5, 2001, the Board of Directors of the Company changed it's fiscal year end to the Friday closest to December 31 of each year beginning December 29, 2000. Therefore, fiscal 2000 consisted of a transition period from January 30, 2000, the beginning of Holdings fiscal year.

Other

         See "Executive Compensation - Employment and Other Agreements."

Chapter 11 Petition

         On April 30, 2002, Sheldahl, Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Court for the District of Minnesota ("Court").

         In addition, the Company announced the intention of Morgenthaler VII, L.P., Ampersand 1999 Limited Partnership and Molex Incorporated, (together "Investors") (i) to provide Debtor-In-Possession financing of up to $1.5 million and (ii) to make an offer acquire substantially all the assets of the Company, all of which are subject to approval of the Court.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 3, 2002                    SHELDAHL, INC.


                                       By  /s/  Benoit Pouliquen
                                         --------------------------------------
                                       Benoit Pouliquen
                                       President and Chief Executive Officer

                                       By /s/  Peter Duff
                                         --------------------------------------
                                       Peter Duff, Vice President-Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on May 3, 2002 and in the capacities indicated.

By /s/  Benoit Pouliquen         President and Chief Executive Officer and
  -------------------------               Director (Principal Executive Officer)
         Benoit Pouliquen


By /s/  Peter Duff                        Vice President-Finance
  -----------------------------------     (Principal Accounting Officer)
         Peter Duff


By /s/  John D. Lutsi *                   Chairman of the Board of Directors
  -----------------------------------
         John D. Lutsi


By /s/  Stuart A. Auerbach *              Director
  -----------------------------------
         Stuart A. Auerbach


By /s/  William B. Miller *               Director
  -----------------------------------
         William B. Miller


By /s/  Raymond C. Wieser *               Director
  -----------------------------------
         Raymond C. Wieser


By /s/  Donald R. Friedman                Director
  -----------------------------------
         Donald R. Friedman