Form 10-Q
period 2002-03-29
SHELDAHL INC
filed 2002-05-22
CIK 89615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                      For the Quarter Ended March 29, 2002

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
YES   X      NO
   -------     -------

The aggregate market value of shares held by non-affiliates was approximately $121,000 on May 8, 2002, when the last sales price of the Registrant's Common Stock, as reported in the Nasdaq National Market System, was $0.01. As of May 8, 2002, 33,049,000 shares of the Registrant's common stock were outstanding.

                         SHELDAHL, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX




PART I:  Financial Information

         Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations -
                  Three months ended March 29, 2002 and March 30, 2001.......3

         Condensed Consolidated Balance Sheets -
                  March 29, 2002 and December 28, 2001.......................4

         Condensed Consolidated Statements of Cash Flows - Three
                  months ended March 29, 2002 and March 30, 2001.............5

         Notes to condensed consolidated financial statements..............6-7

         Item 2.  Management's Discussion and Analysis of Consolidated
                  Operating Results and Financial Condition...............8-11

         Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk......................................................12


PART II: Other Information

         Item 2.  Changes in Securities and Use of Proceeds.................13

         Item 3.  Default Upon Senior Securities............................13

         Item 5.  Other Information ........................................13

         Item 6.  Exhibits and Reports on Form 8-K .........................13

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

                         SHELDAHL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        Three Months Ended
                                                      -----------------------

                                                      March 29,     March 30,
(in thousands, except for per share data)               2002           2001
                                                      ---------     ---------


Net sales                                             $ 24,244      $ 28,395
Cost of sales                                           19,558        32,696
                                                      --------      --------

Gross profit (loss)                                      4,686        (4,301)
                                                      --------      --------

Expenses:
         Sales and marketing                             1,508         2,515
         General and administrative                      2,957         2,622
         Research and development                        1,113         1,800
         Interest                                        3,116         1,015
                                                      --------      --------
                  Total expenses                         8,694         7,952
                                                      --------      --------

Loss before income taxes                                (4,008)      (12,253)

Income tax provision                                        18          --
                                                      --------      --------

Net loss before preferred dividends                     (4,026)      (12,253)

Convertible preferred stock dividends                     (900)         (840)
                                                      --------      --------

Net loss applicable to common shareholders            $ (4,926)     $(13,093)
                                                      ========      ========

Net loss per common share - Basic and Diluted         $  (0.15)     $  (0.43)
                                                      ========      ========

Number of shares outstanding - Basic and Diluted        32,522        30,715
                                                      ========      ========

        The accompanying notes are an integral part of these statements.

                         SHELDAHL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       (unaudited)
(In thousands)                                           March 29,    December 28,
                                                           2002           2001
                                                       -----------    ------------
Current assets:
         Cash and cash equivalents                       $  1,375      $    197
         Accounts receivable, net                          14,023        14,018
         Inventories                                       14,271        15,905
         Prepaid expenses and other current assets          1,742         1,373
                                                         --------      --------
                  Total current assets                     31,411        31,493
                                                         --------      --------

         Land and buildings                                10,650        10,488
         Machinery and equipment                           14,854        15,158
         Construction in progress                             447           268
         Accumulated depreciation                            (626)         --
                                                         --------      --------
                  Net plant and equipment                  25,325        25,914
                                                         --------      --------

         Other assets                                         200           168
                                                         --------      --------

                                                         $ 56,936      $ 57,575
                                                         ========      ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
         Current maturities of debt                      $ 43,329      $ 42,571
         Accounts payable                                  15,000        13,600
         Accrued compensation                               2,429         1,346
         Other accrued liabilities                         11,386        11,189
                                                         --------      --------
                  Total current liabilities                72,144        68,706
                                                         --------      --------

         Long-term debt                                     4,413         4,541

         Other non-current liabilities                      3,426         3,934
                                                         --------      --------

Total liabilities                                          79,983        77,181
                                                         --------      --------

         Shareholders' investment:
                  Convertible preferred stock                  53            53
                  Common stock                              8,243         8,014
                  Additional paid-in capital               60,539        59,283
                  Accumulated deficit                     (91,882)      (86,956)
                                                         --------      --------

Total shareholders' equity (deficit)                      (23,047)      (19,606)
                                                         --------      --------

                                                         $ 56,936      $ 57,575
                                                         ========      ========

        The accompanying notes are an integral part of these statements.

                         SHELDAHL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                    Three Months Ended
                                                                  -----------------------

(in thousands)                                                    March 29,     March 30,
                                                                    2002           2001
                                                                  ---------     ---------
Operating activities:
       Net loss applicable to common shareholders                 $ (4,926)     $(13,093)
       Adjustments to reconcile net loss
          to net cash used in operating activities:
              Depreciation and amortization                            639         3,991
              Preferred stock dividends                              1,108           840

              Net change in other operating activities:
                     Accounts receivable                                (5)          (21)
                     Inventories                                     2,034           (83)
                     Other current assets                             (369)         (406)
                     Other assets                                      (32)           56
                     Accounts payable and accrued liabilities        2,463        (6,649)
                     Other non-current liabilities                    (121)          182
                                                                  --------      --------

       Net cash generated by (used in) operating activities            791       (15,547)
                                                                  --------      --------

Capital expenditures, net                                              (50)       (1,323)
                                                                  --------      --------

Financing activities:
       Net borrowings under revolving credit facility                1,402         8,545
       Repayments of long-term debt                                   (965)         (959)
       Proceeds from long-term debt                                   --            --
       Stock options exercised                                        --             155
                                                                  --------      --------

       Net cash provided by financing activities                       437         7,741
                                                                  --------      --------

Net increase (decrease) in cash and cash equivalents                 1,178        (9,129)

Cash and cash equivalents at beginning of period                       197         9,701
                                                                  --------      --------

Cash and cash equivalents at end of period                        $  1,375      $    572
                                                                  ========      ========

Supplemental cash flow information:
       Interest paid                                              $    643      $  1,065
                                                                  ========      ========
       Income taxes paid                                          $     39      $   --
                                                                  ========      ========

        The accompanying notes are an integral part of these statements.

                         SHELDAHL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

       ARTHUR ANDERSEN LLP HAS HISTORICALLY SERVED AS THE COMPANY'S INDEPENDENT AUDITORS AND HAS IN THE PAST ALSO REVIEWED THE COMPANY'S QUARTERLY REPORTS ON FORM 10-Q AS REQUIRED BY SAS NO. 71. ARTHUR ANDERSEN WAS UNABLE TO REVIEW THIS FORM 10-Q, HOWEVER, DUE TO THE COMPANY'S APRIL 30, 2002 FILING OF A PETITION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE AND THE CURRENT STATUS OF THE MINNEAPOLIS OFFICE OF ARTHUR ANDERSEN.

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

       On December 28, 2000, Sheldahl, Inc. ("Sheldahl") acquired all of the outstanding securities of International Flex Holdings, Inc., a Delaware corporation ("Holdings"), the sole shareholder of International Flex Technologies, Inc., a Delaware corporation ("IFT"), pursuant to a merger of a newly formed subsidiary of Sheldahl with and into Holdings (the "Merger"). Although Sheldahl was the legal survivor in the Merger and remains the registrant with the Securities and Exchange Commission ("SEC") and a listed company under Nasdaq, under United States generally accepted accounting principles, as a result of the number of shares issued and sold in these transactions, Holdings was considered the "acquiror" of Sheldahl for financial reporting purposes. Among other matters, this required Sheldahl, in this report and all of its future financial and informational filings with the SEC, to present the prior historical, financial and other information of Holdings and IFT. Accordingly, unless otherwise indicated to the contrary herein, the results of Holdings and IFT will be presented herein as the "Company" for all periods prior to December 28, 2000 without inclusion of Sheldahl's results for the same period. For purposes of this report, unless otherwise stated to the contrary, Company shall refer to Sheldahl, Holdings and IFT on a combined basis for all periods on or after December 28, 2000.

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

1) (a) Inventories, which are valued at the lower of first-in first-out cost or market, consists of (in thousands):

                                   March 29, 2002       December 28, 2001
                                   --------------       ----------------

         Raw materials               $    5,482             $    6,167
         Work-in-process                  4,708                  5,164
         Finished goods                   4,081                  4,574
                                     ----------             ----------
                                     $   14,271             $   15,905
                                     ==========             ==========

         (b) Petition for relief under Chapter 11 of U.S. Bankruptcy Court and Liquidity

         On April 30, 2002, Sheldahl, Inc. filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Minnesota. ("Court") the case number assigned is 02-31674. The Debtor claimed total assets of $33,764,000 and total debts of $81,930,000.

         On May 7, 2002 the Court approved an interim order authorizing Sheldahl to incur post petition debt as a debtor in possession ("DIP" financing) and to grant security to the lenders, Morgenthaler VII, L.P., Ampersand IV Limited Partnership and Molex Incorporated (together "Lenders"). The Terms of the DIP financing provide for advances of up to $1,500,000 at an initial rate of 11% and a subsequent rate of 14%, payable quarterly, in arrears. Principal is payable upon the sale of substantially all the assets of the Company. Advances under this facility are secured and subordinate to the existing security under the pre-petition loans provided under the Credit and Security Agreement with Wells Fargo Bank. The total pre-petition debt outstanding to Wells Fargo is approximately $15,660,000. In addition, the Court approved an interim order authorizing Sheldahl to continue its factoring agreement with Greenfield Commercial Credit, Inc. As of April 30, 2002 the Company had approximately $1,050,000 outstanding under this facility. Accompanying the announcement of the Chapter 11 petition, the Company announced the intention of the group described above as the Lenders to make an offer to acquire substantially all the assets of the Company subject to approval of the Court.

3)       Segment Reporting

         The following is a summary of certain financial information relating to the two segments for the three months ended as follows:

                                                       March 29,      March 30,
                                                          2002          2001
                                                      -----------    -----------
         Total sales by segment:
         MFI                                           $  19,562      $ 20,417
         IFT                                               4,682         7,978
                                                       ---------      --------
         Total company sales                           $  24,244      $ 28,395
                                                       =========      ========

         Operating Profit (loss) by segment:

         MFI:
         ----
         Before general and administrative expenses    $   1,557       $(3,970)
         General and administrative expenses               1,651         1,506
         Interest expense                                  2,513           697
                                                       ---------      --------
         Total                                            (2,607)       (6,173)
                                                       ---------      --------

         IFT:
         ----
         Before general and administrative expenses          508        (4,646)
         General and administrative expenses               1,306         1,116
         Interest expense                                    603           318
                                                       ---------      --------
         Total                                            (1,401)       (6,080)
                                                       ---------      --------

         Total segments operating losses               $  (4,008)     $(12,253)
                                                       =========      ========

4)       Reclassifications

         Certain amounts previously reported in 2001 have been reclassified to conform to the 2002 presentation.

Item 2. Management's discussion and analysis of financial condition and results of operations

         ARTHUR ANDERSEN LLP HAS HISTORICALLY SERVED AS THE COMPANY'S INDEPENDENT AUDITORS AND HAS IN THE PAST ALSO REVIEWED THE COMPANY'S QUARTERLY REPORTS ON FORM 10-Q AS REQUIRED BY SAS NO. 71. ARTHUR ANDERSEN WAS UNABLE TO REVIEW THIS FORM 10-Q, HOWEVER, DUE TO THE COMPANY'S APRIL 30, 2002 FILING OF A PETITION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE AND THE CURRENT STATUS OF THE MINNEAPOLIS OFFICE OF ARTHUR ANDERSEN.

Results of Operations

       The consolidated financial statements that accompany this discussion show the operating results from operations of the Company for the quarters ended March 29, 2002 and March 30, 2001.

       The following table shows sales, cost of sales, gross profit, sales, research and development and general and administration and operating profit before interest by segment (in thousands):

                                                   March 29, 2002                            March 30, 2001
                                         -----------------------------------      -----------------------------------
                                                                     Total                                     Total
                                           MFI           IFT         Company        MFI          IFT          Company
                                         -------        ------       -------      -------      --------       -------
Sales                                    $19,562        $4,682       $24,244      $20,417      $  7,978       $28,395
Cost of sales                             15,916         3,642        19,558       21,493        11,203        32,696
Gross profit (loss)                        3,646         1,040         4,686      (1,076)       (3,225)       (4,301)
% of sales                                 18.6%         22.2%         19.3%       (5.3%)       (40.4%)       (15.1%)
Sales, marketing, research &
development expense                        2,089           532         2,621        2,894         1,421         4,315
% of sales                                 10.7%         11.4%         10.8%        14.2%         17.8%         15.2%

Profit before general
administration and interest               $1,557       $   508        $2,065     $(3,970)      $(4,646)      $(8,616)

General administration                    $1,651        $1,306        $2,957       $1,506        $1,116        $2,622

Operating profit before interest
                                           $(94)        $(798)        $(892)     $(5,476)      $(5,762)     $(11,238)

       Net Sales. The Company's net sales decreased by approximately $4.1 million, or 14.6%, to $24.2 million for the three months ended March 29, 2002, as compared to the same period in the prior year. The majority of this decline, or $3.3 million, occurred in the IFT segment. This decline is primarily due to a decrease in sales at IFT's Endicott, NY facility which, the Company has announced, is scheduled to close in May 2002.

       Cost of Sales/Gross Profit. Gross profit increased approximately $9.0 million to a gross profit of 19.3% of sales for the three months ended March 29, 2002 compared to a gross loss of 15.1% of sales for the same period in the prior year. Nearly $4.0 million of this increase is related to reduced depreciation expense as a result of the Company's asset impairment charge recorded in the fourth fiscal quarter of the fiscal year ended December 28, 2001. Depreciation expense declined as a result of the reduced carrying value of the assets affected by the asset impairment charge. The Company attributes substantially all of the remainder of the improvement in gross profit to the substantial cost reductions which occurred in May and September 2001. These reductions were primarily the result of a reduction in the number of employees.

       Sales and Marketing Expenses. For the three months ended March 29, 2002, sales and marketing expenses decreased approximately $1.0 million compared to the same period in the prior year. The Company attributes the majority of this reduction in expense to the cost reductions referred to above.

       Research and Development Expenses. For the three months ended March 29, 2002, research and development expenses decreased approximately $0.7 million compared to the same period in the prior year. The Company attributes the majority of this reduction in expense to the cost reductions referred to above.

       General and Administrative Expenses. For the three months ended March 29, 2002, general and administrative expenses increased approximately $0.3 million compared to the same period in the prior year. The increase is related to severance expenses approximating $0.7 million attributable to the closing of the Endicott, NY facility and severance expenses of $0.1 million that were incurred at the Company's Longmont facility. This increase was partially offset by a reduction in other expenses due to the cost reductions referred to above.

       Interest Expense. For the three months ended March 29, 2002, interest expense increased approximately $2.1 million compared to the same period in the prior year. This increase is related to a net increase in debt of approximately $7.1 million. This increase is substantially due to the subordinated debt issues in May, August and October 2001 which debt carries an average rate of approximately 18%, a higher rate than the average interest rate on the senior debt.

       EBITDA. For the three months ended March 29, 2002, EBITDA, defined as earnings before interest, taxes, depreciation and amortization, was $(0.3) million compared to $(7.3) million for the same period in the prior year. The $(0.3) million loss includes the nonrecurring severance charge of $0.8 million discussed above. Excluding this charge, EBITDA was positive $0.5 million which represents a $7.8 million improvement in operations as compared to the three months ended March 30, 2001.

Financial Condition
-------------------

        As a result of continuing decreases in sales in both the Company's MFI and IFT segments and a resulting lack of liquidity, on April 30, 2002, Sheldahl filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Minnesota (the "Court"). The case number is 02-31674. Sheldahl claimed total assets of $33,764,000 and total debts of $81,930,000.

        Under Chapter 11, Sheldahl is operating its business as a debtor-in-possession. As of the petition date, actions to collect pre-petition indebtedness are stayed and other contractual obligations against Sheldahl may not be enforced. In addition, under the Bankruptcy Code, Sheldahl may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court.

        On May 7, 2002 the Court approved an interim order authorizing Sheldahl to incur post petition debt as a debtor in possession ("DIP" financing) and to grant security to the lenders, Morgenthaler VII, L.P., Ampersand IV Limited Partnership and Molex Incorporated (together "Lenders"). The Terms of the DIP financing provide for advances of up to $1,500,000 at an initial rate of 11% and a subsequent rate of 14%, payable quarterly, in arrears. Principal is payable upon the sale of substantially all the assets of the Company. Advances under this facility are secured and subordinate to the existing security under the pre-petition loans provided under the Credit and Security Agreement with Wells Fargo Bank. The total pre-petition debt outstanding to Wells Fargo is approximately $15,660,000.

        In addition, the Court approved an interim order authorizing Sheldahl to continue its factoring agreement with Greenfield Commercial Credit, Inc. As of April 30, 2002 the Company had approximately $1,050,000 outstanding under this facility.

        Accompanying the announcement of the Chapter 11 petition, the Company announced the intention of the group described above as the Lenders to make an offer to acquire substantially all the assets of the

Company subject to approval of the Court. Sheldahl anticipates that all proceeds of the sale of its assets will be used to pay creditors and that there will be no residual value for shareholders.

        Following the petition date, the Company has used or intends to use cash flows generated from operations, the DIP financing and the factoring agreement as its primary sources of working capital. The Company believes that these sources of working capital will be sufficient to allow the Company to complete the sale process and wind up its operations under the supervision of the Court. The terms of any sale of Sheldahl's assets and the amount available for payment to pre-petition creditors will be dependent upon negotiations with the Lenders and any other potential buyers, the administrative costs of the bankruptcy process, and operations of the Company through the date of the sale.

     During the period in which the Company is operating under the supervision of the Court, the Company has no plans to make principal payments under the terms of Sheldahl's debt agreements. However, the Company's operating subsidiary, IFT, is not part of the Chapter 11 filing and IFT is in payment default under a note payable to IBM in the amount of $5.4 million and other obligations and there is no assurance that IBM and other holders of IFT debt obligations will refrain from taking action to enforce payment. In addition, the Company expects to make only those capital expenditures that are necessary to maintain its assets in the present condition.

        Cash Flows. Net cash generated by operating activities for the fiscal quarter ended March 29, 2002 was approximately $0.8 million compared to approximately $(15.5) million used for such activities in the same period in the prior year. During the three months ended March 29, 2002 operating funds of approximately $3.2 million were used by the net loss prior to depreciation/amortization and accretion of warrants. Operating funds were also used primarily by increases in prepaid expenses, a decrease in the restructuring reserve and decreases in other liabilities of approximately $0.5 million while operating funds were provided by decreases in inventories and increases in accounts payable and accrued salaries in the amount of approximately $4.5 million.

        Investments by the Company were approximately $0.05 million. Substantially all of these investments were in the form of capital expenditures.

        Cash was provided by financing activities in the amount of approximately $0.4 million. This is substantially the result of additional short term borrowings based on current assets which was partially offset by principal payments on the Company's term debt agreements.

        Liquidity and Capital Resources. Net working capital deficit was approximately $(40.7) million at March 29, 2002 up from approximately $(37.2) million at December 28, 2001. The increase in the working capital deficit of $3.5 million is primarily the result of an increase in current liabilities of approximately $4.0 million offset by an increase in current assets of approximately $0.5 million. The increase in current liabilities is primarily due to an increase in accounts payable and accrued compensation while the increase in current assets is primarily due to an increase in prepaid expenses and accounts receivable. Prepaid expenses increased primarily due to deposits required by the Company's vendors for cash in advance of shipping product to the Company. Accrued compensation increased primarily due to an accrual for severance payments related to the scheduled closure of the Endicott, NY facility.

         During the first fiscal quarter ended March 29, 2002 the Company was out of compliance with certain terms of the Credit and Security Agreement with its primary financial institution, however, no event of default was declared. And although no default was declared under the Company's note payable to IBM during the first fiscal quarter, the Company continued to withhold payment under this note payable. In addition, the Company was in non-payment status under two substantial master lease agreements. In April 2002 one of these two lessors, filed a lawsuit to collect payment. Due to the Company's Chapter 11 filing an automatic stay is in effect with regard to this lawsuit.

        Subsequent Events. On May 2, 2002, subsequent to the Company's Chapter 11 filing, the Company was notified by the NASD that the Company's common stock securities would be delisted from The Nasdaq Stock Market at the opening of business on May 10, 2002 due to the Chapter 11 filing. The Company has taken no action with respect to this notice.

        Effective May 17, 2002 Arthur Andersen LLP terminated its relationship as independent public accountants of Sheldahl, Inc. The Company originally intended to obtain the Bankruptcy Court's approval of payments to engage Arthur Andersen for additional post-petition services, however, the current status of the Minneapolis office of Arthur Andersen is such that the Company cannot expect continuity of professional staff from this office. and so elected not to seek the Court's approval to engage Arthur Andersen. As a result, the Company has accepted termination of Arthur Andersen and is seeking another firm to replace Arthur Andersen LLP.

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

Cautionary Statement

       Statements included in this management's discussion and analysis of financial and results of operations condition, in the letter to shareholders, elsewhere in this Form 10-Q, in the Company's annual report, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and oral statements made with the approval of an authorized executive officer that are not historical, or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain risks and uncertainties could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual financial performance and cause it to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to generate value for its creditors through the bankruptcy process is dependent upon completing a sale of Sheldahl's assets to the Lenders or any other buyer on terms acceptable to the Court and subject to review by creditors' committees; (ii) Certain customers and suppliers may be reluctant to deal with a company in reorganization under Chapter 11 and the Company's operations may suffer as a result; (iii) a continued general downturn in the automotive market, the Company's principal market, could have a material adverse effect on the demand for the electronic components supplied by the Company to its customers; (iv) as a debtor-in-possession under the supervision of the Court, the Company may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing, which limit's management's flexibility in the operation of the Company's business; and
(v) the extremely competitive conditions that currently exist in the automotive and data communications markets are expected to continue, including development of new technologies, the introduction of new products, and the reduction of prices. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect the events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company's Credit and Security Agreement, carries interest rate risk. Amounts borrowed under this Agreement are subject to interest charges at a rate equal to the lender's prime rate plus six percent, which as of March 15, 2002 was 10.75%. Should the lenders base rate change, the Company's interest expense will increase or decrease accordingly. As of March 29, 2002, the Company had borrowed approximately $16.3 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost the Company $163,000 in additional gross interest cost on an annual basis.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         On December 28, 2001, the Company issued 769,232 shares of its Common Stock in respect of a dividend owed to holders of its Series G Convertible Preferred Stock. On February 1, 2002, the Company issued 16,880 shares of its Common Stock in respect of a dividend owed to holders of its Series F Convertible Preferred Stock. On February 26, 2002, the Company issued 66,142 shares of its Common Stock in respect of a dividend owed to holders of its Series E Convertible Preferred Stock. As a result of the Series G dividend, the conversion price of the Company's Series D, E and F Convertible Preferred Stock and the exercise price of the outstanding E and F warrants have been adjusted. As a result of the Series F dividend, the conversion price of the Company's Series D and E Convertible Preferred Stock and the exercise price of the outstanding E and F warrants have been adjusted. As a result of the Series E dividend, the conversion price of the Company's Series D Convertible Preferred Stock and the exercise price of the outstanding E warrants have been adjusted.

Item 3.  Default Upon Senior Securities

         The Company failed to meet all the financial covenants, particularly the level of pre-tax income (loss) for the months of February and March 2002 under the Credit and Security Agreement with the Company's senior credit facility ("Credit Agreement"). This constituted an event of default under the terms of the Credit Agreement. The lenders to this Credit Agreement did not issue a default notice nor did it take any actions allowed under the terms of the Credit Agreement as a result of this default.

Item 5.  Other Information. Changes in Registrant's Certifying Accountant

         (a) Effective May 17, 2002 Arthur Andersen LLP ("Andersen") terminated its engagement as Sheldahl, Inc.'s independent public accountants. As of the date of this filing the Company has not yet engaged a replacement firm to serve as its independent public accountants for the fiscal year 2002.

         Andersen's reports on the Company's consolidated financial statements for each of the years ended December 28, 2001 and December 29 2000 were qualified with respect to the Company's ability to continue as a going concern. Andersen's reports were not modified as to audit scope or accounting principles.

         During the years ended December 28, 2001and December 29, 2000 and through May 17, 2002, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

         The Company provided Andersen with a copy of the foregoing disclosures. Attached as Exhibit 16 is a copy of Andersen's letter, dated May 20, 2002, stating its agreement with such statements.

Item 6.  Exhibits and Reports on Form 8-K

         A)       Exhibits

                  Exhibit 16: Letter from Arthur Andersen LLP to the Filed with Securities and Exchange Commission this document dated May 20, 2002.

         B)       Reports on Form 8-K

                  Current Report on Form 8-K filed February 27, 2002, reporting items 2, 5 and 7.

                  Current Report on Form 8-K filed April 30, 2002, reporting items 3 and 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SHELDAHL, INC.
                                       (Registrant)



Dated    May 22, 2002                  By /s/ Benoit Pouliquen
      ------------------                  ----------------------------------
                                          President and
                                          Chief Executive Officer


Dated    May 22, 2002                  By /s/ Peter Duff
      ------------------                  ----------------------------------
                                          Vice President - Finance

                         Sheldahl, Inc. and Subsidiaries
                 Schedule II: Valuation and Qualifying Accounts


Allowance for Doubtful Accounts:
-------------------------------

The transactions in the allowance for doubtful accounts for the periods ending March 29, 2002 and December 28, 2001 were as follows:

                                          March 29, 2002    December 28, 2001
                                          -------------    -----------------

Balance, beginning of period                $   1,118           $   1,623
Write-offs                                         (8)               (530)
Provision                                           1                 484
Acquired in Merger                               -                   (459)
                                            ---------           ---------

Balance, end of period                      $   1,111           $   1,118
                                            =========           =========


Facility Consolidation Cost Reserves:
------------------------------------

The transactions in the restructuring reserves accounts for the periods ending March 29, 2002 and December 28, 2001 were as follows:

                                          March 29, 2002    December 28, 2001
                                          --------------    -----------------

Balance, beginning of period                $     990           $   1,855
Reserves established in connection
  with Merger                                      31                 683
Reserve utilized during the period               (418)             (1,548)
                                            ---------           ---------

Balance, end of period                      $     603           $     990
                                            =========           =========