Form 10-Q
period 2002-06-28
SHELDAHL INC
filed 2002-08-29
CIK 89615

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


For Quarter Ended June 28, 2002                     Commission File Number: 0-45


                                 SHELDAHL, INC.
             (Exact name of registrant as specified in its charter)



             Minnesota                                  41-0758073
--------------------------------------------------------------------------------
   (State or other jurisdiction of          (IRS Employer Identification Number)
   incorporation or organization)


         1150 Sheldahl Road
        Northfield, Minnesota                             55057
--------------------------------------------------------------------------------
        (Address of principal                           (Zip Code)
         executive offices)




Registrant's telephone number, including area code    (507) 663-8000
                                                   -----------------------------

As of August 20, 2002, 33,659,896 shares of the Registrant's common stock were outstanding. Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X    NO
                                              ---      ---

                         SHELDAHL, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX

PART I:  Financial Information

         Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations -
                  Six months ended June 28, 2002 and June 29, 2001 ..........  3

         Condensed Consolidated Statements of Operations -
                  Three months ended June 28, 2002 and June 29, 2001 ........  4

         Condensed Consolidated Balance Sheets -
                  As of June 28, 2002 and December 28, 2001 .................  5

         Condensed Consolidated Statements of Cash Flows -
                  Six months ended June 28, 2002 and June 29, 2001 ..........  6

         Notes to condensed consolidated financial statements ...............7-9

         Item 2.  Management's Discussion and Analysis of Consolidated
                  Operating Results and Financial Condition ............... 9-14

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk ............................................... 14

PART II: Other Information

         Item 3.  Default Upon Senior Securities ............................ 15

         Item 6.  Exhibits and Reports on Form 8-K .......................... 15

PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

                         SHELDAHL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited


                                                            Six Months Ended
                                                         ----------------------
                                                         June 28,      June 29,
(in thousands, except for per share data)                  2002          2001
                                                         --------      --------
Net sales                                                $ 46,300      $ 58,498
Cost of sales                                              38,502        63,871
                                                         --------      --------

Gross profit (loss)                                         7,798        (5,373)

Expenses:
         Sales and marketing                                2,813         4,230
         Research and development                           1,973         3,237
         General and administrative                         4,360         5,879
         Interest                                           5,149         2,493
                                                         --------      --------
                  Total expenses                           14,295        15,839

Loss before income taxes                                   (6,497)      (21,212)

Income tax provision                                           36          --
                                                         --------      --------

Net loss before preferred dividends                        (6,533)      (21,212)

Convertible preferred stock dividends                      (1,741)       (1,681)
                                                         --------      --------

Net loss applicable to common shareholders               $ (8,274)     $(22,893)
                                                         ========      ========

Net loss per common share - Basic and Diluted            $  (0.25)     $   (.74)
                                                         ========      ========

Number of shares outstanding - Basic and Diluted           32,814        30,742
                                                         ========      ========


        The accompanying notes are an integral part of these statements.

                         SHELDAHL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited


                                                           Three Months Ended
                                                         ----------------------
                                                         June 28,      June 29,
(in thousands, except for per share data)                  2002          2001
                                                         --------      --------
Net sales                                                $ 22,056      $ 30,103
Cost of sales                                              18,944        31,175
                                                         --------      --------

Gross profit (loss)                                         3,112        (1,072)

Expenses:
         Sales and marketing                                1,305         1,715
         Research and development                             860         1,437
         General and administrative                         1,403         3,255
         Interest                                           2,033         1,478
                                                         --------      --------
                  Total expenses                            5,601         7,885

Loss before income taxes                                   (2,489)       (8,957)

Income tax provision                                           18          --
                                                         --------      --------

Net loss before preferred dividends                        (2,507)       (8,957)

Convertible preferred stock dividends                        (841)         (840)
                                                         --------      --------

Net loss applicable to common shareholders               $ (3,348)     $ (9,797)
                                                         ========      ========

Net loss per common share - Basic and Diluted            $  (0.10)     $   (.32)
                                                         ========      ========

Number of shares outstanding - Basic and Diluted           33,106        30,769
                                                         ========      ========


        The accompanying notes are an integral part of these statements.

                         SHELDAHL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    Unaudited

                                                       ASSETS
                                                                                   June 28,    December 28,
(In thousands)                                                                       2002          2001
                                                                                   --------    ------------
Current assets:
         Cash and cash equivalents                                                 $  3,359      $    197
         Accounts receivable, net                                                    11,640        14,018
         Inventories                                                                 11,896        15,905
         Other current assets                                                         5,602         1,373
                                                                                   --------      --------
                  Total current assets                                               32,497        31,493
                                                                                   --------      --------

         Land and buildings                                                          10,650        10,488
         Machinery and equipment                                                     14,854        15,158
         Construction in progress                                                       463           268
         Less: accumulated depreciation                                                (824)         --
                                                                                   --------      --------
                  Net plant and equipment                                            25,143        25,914
                                                                                                 --------

         Other assets                                                                   181           168
                                                                                   --------      --------

                                                                                   $ 57,821      $ 57,575
                                                                                   ========      ========

                                      LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
         Current maturities of long-term debt                                      $ 41,339      $ 42,571
         Accounts payable                                                            20,304        13,600
         Accrued salaries                                                             2,317         1,346
         Other accrued liabilities                                                   12,101        11,189
                                                                                   --------      --------
                  Total current liabilities                                          76,061        68,706
                                                                                   --------      --------

         Long-term debt                                                               4,339         4,541

         Other non-current liabilities                                                3,413         3,934
                                                                                   --------      --------

Total liabilities                                                                    83,813        77,181
                                                                                   --------      --------

Shareholders' investment:
                  Convertible preferred stock                                            50            53
                  Common stock                                                        8,415         8,014
                  Additional paid-in capital                                         60,773        59,283
                  Accumulated Deficit                                               (95,230)      (86,956)
                                                                                   --------      --------

Total shareholders' investment                                                      (25,992)      (19,606)
                                                                                   --------      --------

                                                                                   $ 57,821      $ 57,575
                                                                                   ========      ========


        The accompanying notes are an integral part of these statements.

                         SHELDAHL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                    Six Months Ended
                                                                 ----------------------
                                                                 June 28,      June 29,
(in thousands)                                                     2002          2001
                                                                 --------      --------
Operating activities:
       Net loss applicable to common shareholders                $ (8,274)     $(22,893)
       Adjustments to reconcile net loss
         to net cash used in operating activities:
              Depreciation and amortization                           824         8,250
              Preferred stock dividends                             1,981         1,681

              Net change in other operating activities:
                    Accounts receivable                             2,378         1,669
                    Inventories                                     4,409         4,143
                    Prepaid expenses and other assets              (3,604)         (269)
                    Other assets                                      (13)           71
                    Accounts payable and accrued liabilities        6,699        (8,440)
                    Other non-current liabilities                    (134)         (404)
                                                                 --------      --------

       Net cash provided by (used in) operating activities          4,266       (16,192)
                                                                 --------      --------

Capital expenditures, net                                             (53)       (1,882)
                                                                 --------      --------

Financing activities:
       Net borrowings under revolving credit facility                 391         5,022
       Issuance of senior subordinated notes                         --           5,000
       Repayments of other debt                                    (1,442)       (1,804)
       Stock options exercised                                       --             155
                                                                 --------      --------

       Net cash provided by financing activities                   (1,051)        8,373
                                                                 --------      --------

Net increase (decrease) in cash and cash equivalents                3,162        (9,701)

Cash and cash equivalents at beginning of period                      197         9,701
                                                                 --------      --------

Cash and cash equivalents at end of period                       $  3,359      $   --
                                                                 ========      ========

Supplemental cash flow information:
       Interest paid                                             $  1,022      $  2,493
                                                                 ========      ========
       Income taxes paid                                         $     36      $   --
                                                                 ========      ========


        The accompanying notes are an integral part of these statements.

                         SHELDAHL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     ON APRIL 30, 2002 THE COMPANY FILED A VOLUNTARY PETITION FOR REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE. EFFECTIVE MAY 17, 2002, THE COMPANY'S INDEPENDENT PUBLIC ACCOUNTANT TERMINATED ITS ENGAGEMENT WITH THE COMPANY AND THE COMPANY HAS NOT ENGAGED A REPLACEMENT FIRM TO SERVE AS ITS INDEPENDENT AUDITOR. AS A RESULT, THIS FORM 10-Q HAS NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTING FIRM AS REQUIRED BY RULE 10-01(d) OF REGULATION S-X. THERE IS NO ASSURANCE THAT A REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS WOULD NOT HAVE RESULTED IN CHANGES TO THIS FORM 10-Q.


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

     The Company has operated in two business divisions identified as the Materials and Flex Interconnect Division (MFI), and the International Flex Technologies Division (IFT). IFT's operations ceased May 31, 2002. The MFI business division specializes in high quality, roll-to-roll flexible circuits and specialty materials for the automotive, communications, and aerospace markets. The IFT business division consisted of fine-line, roll-to-roll flexible circuits including substrates for silicon chip carriers. These products targeted the telecommunications, computer and medical markets.

1) (a) Inventories, which are valued at the lower of first-in first-out cost or market, consist of (in thousands):

                                             June 28, 2002     December 28, 2001
                                             -------------     -----------------
     Raw materials                              $ 5,675             $ 6,167
     Work-in-process                              2,882               5,164
     Finished goods                               3,339               4,574
                                                -------             -------
                                                $11,896             $15,905
                                                =======             =======

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

     On May 7, 2002 the Court approved an interim order authorizing Sheldahl to incur post-petition debt as a debtor in possession ("DIP" financing) and to grant security to the lenders, Morgenthaler VII, L.P., Ampersand IV Limited Partnership and Molex Incorporated (together "Lenders"). The Terms of the DIP financing provide for advances of up to $1,500,000 at an initial rate of 11% and a subsequent rate of 14%, payable quarterly, in arrears. Principal is payable upon the sale of substantially all the assets of the Company. Advances under this facility are secured and subordinate to the existing security under the pre-petition loans provided under the Credit and Security Agreement with Wells Fargo Bank. As of the date of this report the Company has no DIP financing outstanding nor did it make any draws under the DIP financing facility during the fiscal period. The total pre-petition debt outstanding to Wells Fargo is approximately $15,660,000. In addition, the Court approved an interim order authorizing Sheldahl to continue its factoring agreement with Greenfield Commercial Credit, Inc. As of April 30, 2002 and June 28, 2002 the Company had approximately $1,050,000 and $750,000, respectively, outstanding under this facility. Accompanying the announcement of the Chapter 11 petition, the Company announced the intention of the group described above as the Lenders to make an offer to acquire substantially all the assets of the Company subject to approval of the Court.

     On August 15, 2002 the Bankruptcy court approved the sale of the continuing operating assets of the Company as defined in the Asset Purchase Agreement ("APA"), previously filed with the Bankruptcy Court. The investors are Morgenthaler VII, L.P., Ampersand IV Limited Partnership and Molex Incorporated (together "Buyers") who have formed a company by the name of Northfield Acquisition Co. to purchase these assets. The assets to be sold are described in detail in the APA but include all the Company's operations in Northfield, Minnesota. The terms of the sale allow the senior secured creditors, principally, Wells Fargo Bank Minnesota, National Association, to be paid in full. Changes to the APA made in the August 15, 2002 hearing include (i) an increase from $750,000 to $927,000 in the amount payable to the Company's creditors described in paragraph 2.1.1 of the APA, and (ii) the identification of assets to remain in the bankruptcy estate including principally the Longmont, CO facility and approximately 30 pieces of equipment. Northfield Acquisition Co. agreed to put $1,000,000 in escrow to assure the realization of at least $1,500,000 on the sale of these Colorado assets. As a result, the Company expects there will be insufficient proceeds to fully pay the unsecured creditors and no proceeds are allocated to preferred and common stockholders. Under most circumstances, the subordinated creditors have agreed not to participate in any claims of the creditors. The Company expects to close the sale of substantially all of its assets as contemplated by the APA within 30 days following its August 26, 2002 announcement that the Bankruptcy Court had approved the sale.

2)   Segment Reporting

     The following is a summary of certain financial information relating to the two segments for the three and six months ended as follows:

                                                     Three months ended            Six months ended
                                                    June 28,      June 29,      June 28,      June 29,
                                                      2002          2001          2002          2001
                                                    --------      --------      --------      --------
     Total sales by segment:
     MFI                                            $ 18,633      $ 22,312      $ 38,195      $ 42,729
     IFT                                               3,423         7,791         8,105        15,769
                                                    --------      --------      --------      --------
     Total company sales                            $ 22,056      $ 30,103      $ 46,300      $ 58,498
                                                    ========      ========      ========      ========

     Operating Profit (loss) by segment:
     MFI:
     ---
     Before general and administrative expenses     $  2,187      $    110         3,744        (3,964)
     General and administrative expenses               1,426         2,055         3,077         3,459
     Interest expense                                  1,766         1,048         4,279         1,746
                                                    --------      --------      --------      --------
     Total                                            (1,005)       (2,993)       (3,612)       (9,169)
                                                    --------      --------      --------      --------

     IFT:
     ---
     Before general and administrative expenses       (1,240)       (4,334)         (732)       (8,876)
     General and administrative expenses                 (23)        1,200         1,283         2,420
     Interest expense                                    267           430           870           747
                                                    --------      --------      --------      --------
     Total                                            (1,484)       (5,964)       (2,885)      (12,043)
                                                    --------      --------      --------      --------

     Total segments operating losses                $ (2,489)     $ (8,957)     $ (6,497)     $(21,212)
                                                    ========      ========      ========      ========

3)   Reclassifications

     Certain amounts previously reported in 2001 have been reclassified to conform to the 2002 presentation.

Item 2. Management's discussion and analysis of financial condition and results of operations

     ON APRIL 30, 2002 THE COMPANY FILED A VOLUNTARY PETITION FOR REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE. EFFECTIVE MAY 17, 2002, THE COMPANY'S INDEPENDENT PUBLIC ACCOUNTANT TERMINATED ITS ENGAGEMENT WITH THE COMPANY AND THE COMPANY HAS NOT ENGAGED A REPLACEMENT FIRM TO SERVE AS ITS INDEPENDENT AUDITOR. AS A RESULT, THIS FORM 10-Q HAS NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTING FIRM AS REQUIRED BY RULE 10-01(d) OF REGULATION S-X. THERE IS NO ASSURANCE THAT A REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS WOULD NOT HAVE RESULTED IN CHANGES TO THIS FORM 10-Q.

Results of Operations

     The consolidated financial statements that accompany this discussion show the operating results from operations of the Company for the quarters ended June 28, 2002 and June 29, 2001.

     The following tables shows sales, cost of sales, gross profit, sales, research and development and general and administration and operating profit before interest by segment (in thousands) for the three and six month periods ending June 28, 2002 compared to June 29, 2001:

Three months ended                                  June 28, 2002                                June 29, 2001
------------------                       -------------------------------------       --------------------------------------
                                                                       Total                                         Total
                                           MFI           IFT          Company           MFI            IFT          Company
                                         --------      --------       --------       --------       --------       --------
Sales                                    $ 18,633      $  3,423       $ 22,056       $ 22,312       $  7,791       $ 30,103
Cost of sales                              14,511         4,433         18,944         20,215         10,960         31,175
Gross profit (loss)                         4,122        (1,010)         3,112          2,097         (3,169)        (1,072)
% of sales                                   22.1%        (29.5%)         14.1%           9.4%         (40.7%)         (3.6%)
Sales, marketing, research &
development expense                         1,935           230          2,165          1,987          1,165          3,152
% of sales                                   10.4%          6.7%           9.8%           8.9%          15.0%          10.5%

Profit before general administration
and interest                             $  2,187      $ (1,240)      $    947       $    110       $ (4,334)      $ (4,224)

General administration                   $  1,426      $     23       $  1,403       $  2,055       $  1,200       $  3,255

Operating profit before interest
                                         $    761      $ (1,217)      $   (456)      $ (1,945)      $ (5,534)      $ (7,479)

Six months ended                                    June 28, 2002                                June 29, 2001
----------------                         -------------------------------------       --------------------------------------
                                                                       Total                                         Total
                                           MFI           IFT          Company           MFI            IFT          Company
                                         --------      --------       --------       --------       --------       --------
Sales                                    $ 38,195      $  8,105       $ 46,300       $ 42,729       $ 15,769       $ 58,498
Cost of sales                              30,427         8,075         38,502         42,266         21,605         63,871
Gross profit (loss)                         7,768            30          7,798            463         (5,836)        (5,373)
% of sales                                   20.3%          0.4%          16.8%           1.1%         (37.0%)         (9.2%)
Sales, marketing, research &
development expense                         4,024           762          4,786          4,427          3,040          7,467
% of sales                                   10.5%          9.4%          10.3%          10.4%          19.3%          12.8%

Profit before general administration
and interest                             $  3,744      $   (732)      $  3,012       $ (3,964)      $ (8,876)      $(12,840)

General administration                   $  3,077      $  1,283       $  4,360       $  3,459       $  2,420       $  5,879

Operating profit before interest         $    687      $ (2,015)      $ (1,348)      $ (7,423)      $(11,296)      $(18,719)


     Net Sales. For the three months and six months ended June 28, 2002, the Company's net sales decreased by approximately $8.0 million, or 26.7%, and $12.2 million or 20.9%, as compared to the same period in the prior year, respectively. IFT, which ceased operations at the end of May 2002, is responsible for $4.4 million and $7.7 million of the three and six month decline in net sales. Sales in the MFI segment declined $3.6 and $4.5 million for the three and six-month periods ended June 28, 2002. The Company attributes the decline in sales occurring primarily in the most recent three-month period primarily to the absence of high volume product sales and partially due to a slowdown in orders following the Company's bankruptcy filing in the first month of the fiscal quarter.

     Cost of Sales/Gross Profit. For the three months and six months ended June 28, 2002, the Company's gross profit increased approximately $4.2 million to 14.1% of sales and $13.2 million to 16.8%, as compared to the same period in the prior year, respectively. The improved gross profit is generally evenly split between the two segments as shown above. Depreciation expense declined nearly

$4.0 and $7.0 million in the three and six month periods in 2002 compared to 2001 as a result of the Company's asset impairment charge recorded in the fourth fiscal quarter of the fiscal year ended December 28, 2001. Depreciation expense declined as a result of the reduced carrying value of the assets affected by the asset impairment charge. The Company attributes substantially all of the remainder of the improvement in gross profit to the substantial cost reductions which occurred in May and September 2001. These reductions were primarily the result of a reduction in the number of employees.

     Sales and Marketing Expenses. For the three months and six months ended June 28, 2002, sales and marketing expenses decreased approximately $0.4 and $1.4 million compared to the same period in the prior year, respectively. The Company attributes the majority of this reduction in expense to the cost reductions referred to above. The majority of the reductions have occurred in the IFT segment as can be seen from the above segment table.

     Research and Development Expenses. For the three months and six months ended June 28, 2002, research and development expenses decreased approximately $0.6 and $1.3 million compared to the same period in the prior year, respectively. The Company attributes the majority of this reduction in expense to the cost reductions referred to above the majority of which occurred in the IFT segment.

     General and Administrative Expenses. For the three months and six months ended June 28, 2002, general and administrative expenses decreased approximately $1.9 and $1.5 million compared to the same period in the prior year, respectively. The decreases are largely related to decreases in the IFT segment. The Company's actual expenses related to the closing of the Endicott, NY facility were substantially lower than expected causing the Company to reduce the charge recorded in the first fiscal quarter 2002. In addition, the cost reductions referred to above contributed to a smaller portion of the decrease.

     Interest Expense. For the three months and six months ended June 28, 2002, interest expense increased approximately $0.6 and $2.7 million compared to the same period in the prior year, respectively. This increase is related to a net increase in debt of approximately $12.5 million. This increase is substantially due to the subordinated debt issues in August and October 2001 and the May 2001, which was outstanding for only a portion of the fiscal quarter ended June 29, 2001. These combineddebt issues carry an average rate of approximately 18%, a higher rate than the average interest rate on the senior debt.

     EBITDA. For the three and six months ended June 28, 2002, EBITDA, defined as earnings before interest, taxes, depreciation and amortization, was approximately $(0.2) and $(0.5) million compared to $(3.2) and $(10.5) million for the same period in the prior year, respectively. Excluding the IFT segment, MFI, which represents the segment being sold as a continuing operation, had EBITDA of approximately $1.0 and $1.5 million in the three and six months ended June 28, 2002. Both segments improved EBITDA as a result of the cost reductions referred to above. The negative EBITDA produced by the IFT segment has been eliminated from continuing operations.

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

     On May 7, 2002 the Court approved an interim order authorizing Sheldahl to incur post petition debt as a debtor in possession ("DIP" financing) and to grant security to the lenders, Morgenthaler VII, L.P., Ampersand IV Limited Partnership and Molex Incorporated (together "Lenders"). The Terms of the DIP financing provide for advances of up to $1,500,000 at an initial rate of 11% and a subsequent rate of 14%, payable quarterly, in arrears. Principal is payable upon the sale of substantially all the assets of the Company. Advances under this facility are secured and subordinate to the existing security under the pre-petition loans provided under the Credit and Security Agreement with Wells Fargo Bank. The Company has not requested or received any draws under this DIP facility as of the date of this report. The total pre-petition debt outstanding to Wells Fargo is approximately $15,660,000.

     In addition, the Court approved an interim order authorizing Sheldahl to continue its factoring agreement with Greenfield Commercial Credit, Inc. As of April 30, and June 28, 2002 the Company had approximately $1,050,000 and $750,000, respectively, outstanding under this facility.

     Accompanying the announcement of the Chapter 11 petition, the Company announced the intention of the group described above as the Lenders to make an offer to acquire substantially all the assets of the Company subject to approval of the Court. Sheldahl anticipated that all proceeds of the sale of its assets would be used to pay creditors and that there would be no residual value for preferred or common shareholders.

     On August 15, 2002 the Bankruptcy Court approved the sale of substantially all the assets of the Company to a Buyers group consisting of the Lenders. During the fiscal quarter ending June 28, 2002 the Company closed its facility in Endicott, NY and sold all the equipment in this location. The Longmont, CO facility is in the process of being sold and the majority of the equipment at Longmont is being shipped to the Company's Northfield, MN facilities. The sale to the Buyers includes the facilities and operations in Minnesota and represents the Materials and Flex Interconnect ("MFI") operating segment. The Company expects to close the sale of substantially all of its assets as contemplated by the APA within 30 days following its August 26, 2002 announcement that the Bankruptcy Court had approved the sale.

     Cash Flows. Net cash generated by operating activities for the fiscal six months ended June 28, 2002 was approximately $4.3 million compared to approximately $(16.2) million used for such activities in the same period in the prior year. During the six months ended June 28, 2002 operating funds of approximately $5.5 million were used by the net loss prior to depreciation/amortization and other non-cash charges. Operating funds were generated by decreases in accounts receivable and inventories of approximately $6.8 million. Prepaid expenses and other assets used funds of approximately $3.6 million which was more than offset by the generation of funds from accounts payable and accrued expenses of approximately $6.7 million.

     Investments by the Company were approximately $0.05 million. Substantially all of these investments were in the form of capital expenditures.

     Cash was used by financing activities in the amount of approximately $1.0 million. Since the Company's bankruptcy filing, the Company has not received any advances under its debt facilities nor made any payments other than those from Greenfield Commercial Credit, Inc. pursuant to a factoring agreement for the Company's foreign accounts receivable.

     Liquidity and Capital Resources. Net working capital deficit was approximately $(43.6) million at June 28, 2002 up from approximately $(37.2) million at December 28, 2001. The increase in the working capital deficit of $6.4 million is primarily the result of an increase in current liabilities of approximately $7.4 million offset by an increase in current assets of approximately $1.0 million. The increase in current liabilities is primarily due to an increase in accounts payable and partially due to an increase in other accrued liabilities and accrued compensation. The increase in current assets is primarily due to an increase in prepaid expenses and cash. Prepaid expenses increased primarily due to deposits required by the Company's vendors for cash in advance of shipping product to the Company. Accrued liabilities increased primarily due to accrued interest and preferred stock dividend accruals.

     During the first fiscal quarter ended March 29, 2002 the Company was out of compliance with certain terms of the Credit and Security Agreement with its primary financial institution, however, no event of default was declared. And although no default was declared under the Company's note payable to IBM during the first fiscal quarter, the Company continued to withhold payment under this note payable. In addition, the Company was in non-payment status under two substantial master lease agreements. In April 2002 one of these two lessors, filed a lawsuit to collect payment. Due to the Company's Chapter 11 filing an automatic stay is in effect with regard to this lawsuit. The Company expects to pay all the amounts due under the Credit and Security Agreement upon sale of the assets to the Buyers group. In addition, the Company has negotiated settlement terms with the lessors of the two substantial master lease agreements. The Company settled the terms of its facilities lease with IBM in connection with the closing of the Endicott, NY operations and has ceased using the patents under the intellectual property agreement with IBM.

     Subsequent Events. On May 2, 2002, subsequent to the Company's Chapter 11 filing, the Company was notified by the NASD that the Company's common stock securities would be delisted from The Nasdaq Stock Market at the opening of business on May 10, 2002 due to the Chapter 11 filing. The Company took no action with respect to this notice.

     Effective May 17, 2002 Arthur Andersen LLP terminated its relationship as independent public accountants of Sheldahl, Inc. The Company originally intended to obtain the Bankruptcy Court's approval of payments to engage Arthur Andersen for additional post-petition services, however, the current status of the Minneapolis office of Arthur Andersen is such that the Company cannot expect continuity of professional staff from this office. and so elected not to seek the Court's approval to engage Arthur Andersen. As a result, the Company accepted termination of Arthur Andersen.

     On August 15, 2002 the Bankruptcy court approved the sale of the continuing operating assets of the Company as defined in the Asset Purchase Agreement ("APA"), previously filed with the Bankruptcy Court. The investors are Morgenthaler VII, L.P., Ampersand IV Limited Partnership and Molex Incorporated (together "Buyers") who have formed a company by the name of Northfield Acquisition Co. to purchase these assets. The assets to be sold are described in detail in the APA but include all the Company's operations in Northfield, Minnesota. The terms of the sale allow the senior secured creditors, principally, Wells Fargo Bank Minnesota, National Association to be paid in full. The $750,000 described in paragraph 2.1.1 of the APA was increased to $927,000 and the principal assets to remain in the bankruptcy estate were listed and mainly include the Longmont, CO facility and a specific list of approximately 30 pieces of equipment. Northfield Acquisition Co. agreed to put $1,000,000 in escrow to assure the realization of a certain amount of up to $1,500,000 on the sale of these Colorado assets. As a result there will be insufficient proceeds to fully pay the unsecured creditors and no proceeds are allocated to preferred and common stockholders. Under most circumstances, the subordinated creditors have agreed not to participate in any claims of the creditors. The Company expects to close the sale of substantially all of its assets as contemplated by the APA within 30 days following its August 26, 2002 announcement that the Bankruptcy Court had approved the sale.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

     The Company's Credit and Security Agreement, carries interest rate risk. Amounts borrowed under this Agreement are subject to interest charges at a rate equal to the lender's prime rate plus six percent, which as of August 26, 2002 was 10.75%. Should the lenders base rate change, the Company's interest expense will increase or decrease accordingly. As of June 28, 2002, the Company had borrowed approximately $15.7 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost the Company $157,000 in additional gross interest cost on an annual basis.

PART II - OTHER INFORMATION

Item 3.   Default Upon Senior Securities
          ------------------------------

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

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          A)   Exhibits

               None.

          B)   Reports on Form 8-K

               Current Report on Form 8-K filed May 2, 2002 and dated April 30, 2002, reporting items 3 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SHELDAHL, INC.
                                       (Registrant)


Dated August 29,2002                   By  /s/ Benoit Pouliquen
      ---------------                      President and
                                           Chief Executive Officer


Dated August 29, 2002                  By  /s/ Owen Gohlke
      ---------------                      Chief Accounting Officer

                         Sheldahl, Inc. and Subsidiaries
                 Schedule II: Valuation and Qualifying Accounts

Allowance for Doubtful Accounts:
-------------------------------

The transactions in the allowance for doubtful accounts for the periods ending June 28, 2002 and December 28, 2001 were as follows:

                                                June 28, 2002      Dec. 28, 2001
                                                -------------      -------------
Balance, beginning of period                       $ 1,118            $ 1,623
Write-offs                                            (299)              (530)
Provision                                              208                484
Acquired in Merger                                    --                 (459)
                                                   -------            -------

Balance, end of period                             $ 1,027            $ 1,118
                                                   =======            =======

Facility Consolidation Cost Reserves:
------------------------------------

The transactions in the restructuring reserves accounts for the periods ending June 28, 2002 and December 28, 2001 were as follows:

                                                June 28, 2002      Dec. 28, 2001
                                                -------------      -------------
Balance, beginning of period                       $   990            $ 1,855
Reserves established in connection with Merger          31                683
Reserve utilized during the period                    (427)            (1,548)
                                                   -------            -------

Balance, end of period                             $   594            $   990
                                                   =======            =======